Form 10-K
period 2019-12-31
Upjohn Inc
filed 2020-05-07
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934

Contains only financial statements for the fiscal year ended December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 000-56114
UPJOHN INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4364296

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

235 East 42nd Street, New York, New York 10017
(
Address of principal executive offices) (zip code)
(212)
733-2323
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

            Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes
☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☐
    No
☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☒
    No
☐
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant: No established public trading market for the registrant’s common stock.
As of May 6, 2020, there were 100 outstanding shares of the registrant’s common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE
On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form
S-4,
as amended (the “Registration Statement”), of Upjohn Inc. (the “Company” or “Upjohn”), to register shares of its common stock, par value $0.01 per share, that will be issued and distributed in connection with the series of agreements entered into by Pfizer Inc. (“Pfizer”), Upjohn, Mylan N.V. (“Mylan”) and certain of their affiliates to combine Pfizer’s global, primarily off-patent
 branded and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. A detailed description of the Upjohn Inc. capital stock and the Transaction is included in the Registration Statement. Upjohn has been newly formed to effect the transactions. Effective as of the closing of the Transaction, Upjohn will be renamed “Viatris” and will operate both Mylan and the Upjohn Business.
Rule
15d-2
under the Securities Exchange Act of 1934, as amended (“Rule
15d-2”),
provides generally that if a company’s registration statement filed under the Securities Act of 1933, as amended, does not contain certified financial statements for the company’s last full fiscal year preceding the year in which such registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of such registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of that company. Rule
15d-2
further provides that the special financial report is to be filed under cover of the facing sheet of the form appropriate for annual reports of the company.
The Registration Statement did not contain the certified financial statements of the Company for the fiscal year ended December 31, 2019; therefore, as required by Rule
15d-2,
the Company is hereby filing its certified financial statements for the fiscal year ended December 31, 2019 with the SEC under cover of the facing page of an annual report on Form
10-K.

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Upjohn Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Upjohn Inc. and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the period from February 14, 2019 (date of incorporation) to December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period from February 14, 2019 (date of incorporation) to December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
KPMG LLP
We have served as the Company’s auditor since 2020.
New York, New York
May 7, 2020

UPJOHN INC.
CONSOLIDATED STATEMENT OF INCOME

(actual dollars and shares)	Period From February 14, 2019 (Date of Incorporation) to December 31, 2019

Revenues	$—

Operating expenses	—

Other (income)/deductions—net	—

Income before provision/(benefit) for taxes on income	—

Provision/(benefit) for taxes on income	—

Net income	$—

Earnings per common share—basic	$—

Weighted-average common shares—basic	100

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(actual dollars)	Period From February 14, 2019 (Date of Incorporation) to December 31, 2019

Net income	$—

Other comprehensive income/(loss) before tax	—

Tax provision/(benefit) on other comprehensive income/(loss)	—

Other comprehensive income/(loss)	—

Comprehensive income attributable to Upjohn Inc.	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONSOLIDATED BALANCE SHEET

(actual dollars and shares)	As of December 31, 2019

Assets

Total current assets	$—

Total assets	$—

Liabilities and Equity

Total current liabilities	$—

Total liabilities	—

Commitments and Contingencies

Common stock, $0.01 par value; 1,000 shares authorized; issued: 2019—100 shares	1

Additional paid-in capital	—

Due from shareholder	(1)

Retained earnings	—

Accumulated other comprehensive income/(loss)	—

Total Upjohn Inc. shareholder’s equity	—

Total liabilities and equity	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONSOLIDATED STATEMENT OF EQUITY

	Common Stock
(actual dollars and shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Share - holder’s Equity

Initial capitalization, February 14, 2019 (date of incorporation)	100	$1	$—	$(1)	$—	$—	$—

Net income					—		—

Other comprehensive income/(loss), net of tax						—	—

Balance, December 31, 2019	100	$1	$—	$(1)	$—	$—	$—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(actual dollars)	Period From February 14, 2019 (Date of Incorporation) to December 31, 2019

Operating Activities

Net income	$—

Adjustments to reconcile net income to net cash provided by operating activities:

Other changes in assets and liabilities:	—

Net cash provided by operating activities	—

Investing Activities

Net cash provided by investing activities	—

Financing Activities

Net cash provided by financing activities	—

Effect of exchange-rate changes on cash and cash equivalents	—

Net increase/(decrease) in cash and cash equivalents	—

Cash and cash equivalents, beginning	—

Cash and cash equivalents, end	$—

Supplemental Cash Flow Information

Cash paid during the period for:

Income taxes	$—

Interest	—

See Notes to Consolidated Financial Statements, which are an integral part of these statements.

Notes to Consolidated Financial Statements
Note 1. Organization and Basis of Presentation
A. Organization
Upjohn Inc. (the “Company” or “Upjohn”), a Delaware corporation, was formed on February 14, 2019, and is currently a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”). The Company has two wholly-owned subsidiaries, Utah Acquisition Holdco Inc. and Utah Acquisition Sub Inc., both of which are Delaware corporations formed on July 25, 2019. The Company and its subsidiaries have not commenced operations, have no significant assets or liabilities and have not conducted any material activities other than those incidental to its formation from February 14, 2019, its date of incorporation, through December 31, 2019.
On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the

Registration Statement on Form
S-4,
as amended (the “Registration Statement”), of the Company to register shares of its common stock, par value $0.01 per share, that will be issued and distributed in connection with a series of agreements entered into by Pfizer, the Company, Mylan N.V. (“Mylan”) and certain of their affiliates to combine Pfizer’s global, primarily off-patent
 branded and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company.
On July 29, 2019, Pfizer announced it had entered into a definitive agreement to combine the Company with Mylan. Under the terms of the Transaction, Pfizer will contribute the Upjohn Business, a business unit of Pfizer, to the Company. The Company will be spun-off
or
split-off
to Pfizer’s stockholders and, immediately thereafter, combined with Mylan. The name of the new company to be formed by the planned combination of the Upjohn Business and Mylan will be “Viatris.” The voting common stock of the Company is expected to be listed for trading on the NASDAQ. Pfizer stockholders would own 57% of the combined new company, and former Mylan shareholders would own 43%. The Company will issue $12 billion of debt in connection with its separation from Pfizer and will make a cash payment to Pfizer equal to $12 billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders and is expected to close in the second half of 2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals.
B. Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of income, comprehensive income, equity and cash flows of the Company for the period from February 14, 2019 (date of incorporation) to December 31, 2019. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. At December 31, 2019,
Due from shareholder
represents a receivable from Pfizer
of
$
1
in connection with the issuance of the Company’s common stock (see Note 2).
Note 2. Equity
As of December 31, 2019, the Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share.
As of December 31, 2019, there were 100 shares of common stock, par value of $0.01 per share, of the Company issued and outstanding. All such issued and outstanding shares of common stock were held by Pfizer.

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

Upjohn Inc.

Dated: May 7, 2020	By:	/S/ MICHAEL GOETTLER
Michael Goettler
President (Principal Executive Officer)
Under the requirements of the Securities Exchange Act of 1934, this report was signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ MICHAEL GOETTLER Michael Goettler	President (Principal Executive Officer)	May 7, 2020

/S/ SANJEEV NARULA Sanjeev Narula	Chief Financial Officer, Controller and Treasurer (Principal Financial and Accounting Officer)	May 7, 2020

/S/ BRYAN SUPRAN Bryan Supran	Director	May 7, 2020

/S/ MARGARET M. MADDEN Margaret M. Madden	Director	May 7, 2020

/S/ DOUGLAS E. GIORDANO Douglas E. Giordano	Director	May 7, 2020