Form 10-Q
period 2020-03-29
Upjohn Inc
filed 2020-05-12
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 000-56114
UPJOHN INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4364296

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 East 42
nd
Street, New York, New York 10017
(Address of principal executive offices) (Zip Code)
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
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

Yes ☒ No ☐

As of
May 11, 2020
, there were 100 outstanding shares of the registrant’s common stock, $0.01 par value per share.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form
10-Q
and therefore is filing this
form with the reduced disclosure format permitted by Form
10-Q.

Page

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statements of Income for the three months ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019	4

Condensed Consolidated Statements of Comprehensive Income for the three months ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019	5

Condensed Consolidated Balance Sheets as of March 29, 2020 and December 31, 2019	6

Condensed Consolidated Statements of Equity for the three months ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019	7

Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019	8

Notes to Condensed Consolidated Financial Statements	9

Report of Independent Registered Public Accounting Firm	10

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.

Controls and Procedures	12

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	12

Item 1A.

Risk Factors	12

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.

Defaults Upon Senior Securities	12

Item 4.

Mine Safety Disclosures	13

Item 5.

Other Information	13

Item 6.

Exhibits	13

Signature	14

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
In this Quarterly Report on Form
10-Q
for the quarterly period ended March 29, 2020, the Company is reporting the financial statements, including the notes thereto, for the quarter ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(actual dollars and shares)	Three Months Ended March 29, 2020	Period From February 14, 2019 (Date of Incorporation) to March 31, 2019

Revenues	$—	$—
Operating expenses	—	—
Other (income)/deductions—net	—	—

Income before provision/(benefit) for taxes on income	—	—
Provision/(benefit) for taxes on income	—	—

Net income	$—	$—

Earnings per common share—basic	$—	$—

Weighted-average common shares—basic	100	100

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(actual dollars)	Three Months Ended March 29, 2020	Period From February 14, 2019 (Date of Incorporation) to March 31, 2019

Net income	$—	$—

Other comprehensive income/(loss) before tax	—	—
Tax provision/(benefit) on other comprehensive income/(loss)	—	—

Other comprehensive income/(loss)	—	—

Comprehensive income attributable to Upjohn Inc.	$—	$—

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(actual dollars and shares)	As of March 29, 2020	As of December 31, 2019

(Unaudited)

Assets
Total current assets	$—	$—

Total assets	$—	$—

Liabilities and Equity
Total current liabilities	$—	$—

Total liabilities	—	—

Commitments and Contingencies

Common stock, $0.01 par value; 1,000 shares authorized; issued: 2020—100 shares; 2019—100 shares	1	1
Additional paid-in capital	—	—
Due from shareholder	(1)	(1)
Retained earnings	—	—
Accumulated other comprehensive income/(loss)	—	—

Total Upjohn Inc. shareholder’s equity	—	—

Total liabilities and equity	$—	$—

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
(actual dollars and shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share-holder	Retained Earnings	Accum. Other Comp. Income/(Loss)	Upjohn Inc. Share - holder’s Equity

Balance, January 1, 2020	100	$1	$—	$(1)	$—	$—	$—
Net income					—		—
Other comprehensive income/(loss), net of tax						—	—

Balance, March 29, 2020	100	$1	$—	$(1)	$—	$—	$—

	Common Stock
(actual dollars and shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share-holder	Retained Earnings	Accum. Other Comp. Income/(Loss)	Upjohn Inc. Share - holder’s Equity

Initial capitalization, February 14, 2019 (date of incorporation)	100	$1	$—	$(1)	$—	$—	$—
Net income					—		—
Other comprehensive income/(loss), net of tax						—	—

Balance, March 31, 2019	100	$1	$—	$(1)	$—	$—	$—

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(actual dollars)	Three Months Ended March 29, 2020	Period From February 14, 2019 (Date of Incorporation) to March 31, 2019

Operating Activities
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Other changes in assets and liabilities:	—	—

Net cash provided by operating activities	—	—

Investing Activities

Net cash provided by investing activities	—	—

Financing Activities

Net cash provided by financing activities	—	—

Effect of exchange-rate changes on cash and cash equivalents	—	—

Net increase/(decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, end	$—	$—

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$—	$—
Interest	—	—

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Organization and Basis of Presentation
A. Organization
Upjohn Inc. (the “Company” or “Upjohn”), a Delaware corporation, was formed on February 14, 2019, and is currently a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”). The Company has two wholly-owned subsidiaries, Utah Acquisition Holdco Inc. and Utah Acquisition Sub Inc., both of which are Delaware corporations formed on July 25, 2019. The Company and its subsidiaries have not commenced operations, have no significant assets or liabilities and have not conducted any material activities other than those incidental to its formation from February 14, 2019, its date of incorporation, through March 29, 2020.
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
or
split-off
to Pfizer’s stockholders and, immediately thereafter, combined with Mylan. The name of the new company to be formed by the planned combination of the Upjohn Business and Mylan will be “Viatris.” The voting common stock of the Company is expected to be listed for trading on the NASDAQ. Pfizer stockholders would own 57% of the combined new company and former Mylan shareholders would own 43% on a fully diluted basis. The Company will issue $12 billion of debt in connection with its separation from Pfizer and will make a cash payment to Pfizer equal to $12 billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders and is expected to close in the second half of 2020, subject to Mylan shareholder approval and satisfaction of other customary closing conditions, including receipt of regulatory approvals.
B. Basis of Presentation
The Company prepared the accompanying condensed consolidated financial statements following the requirements of the
SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted.
The financial information included in the Company’s condensed consolidated financial statements is as of and for the three months ended March 29, 2020 and for the period from February 14, 2019 (date of incorporation) to March 31, 2019.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year.
The Company is responsible for the unaudited financial statements included in this Quarterly Report on Form
10-Q.
The interim financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods presented. The information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2019 Special Financial Report on Form
10-K.
Note 2. Equity
As of March 29, 2020 and December 31, 2019, the Company is authorized to issue
1,000
shares of common stock, par value $
0.01
per share.

As of March 29, 2020 and December 31, 2019, there were 100 shares of common stock, par value of $0.01 per share, of the Company issued and outstanding. All such issued and outstanding shares of common stock were held by Pfizer.

Due from shareholder
represents a receivable from Pfizer of $1 in connection with the issuance of the Company’s common stock.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Upjohn Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Upjohn Inc. and subsidiaries (the Company) as of March 29, 2020, the related condensed consolidated statements of income, comprehensive income, equity, and cash flows for the three month period ended March 29, 2020 and the period from February 14, 2019 (date of incorporation) to March 31, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the period from February 14, 2019 (date of incorporation) to December 31, 2019 (not presented herein); and in our report dated May 7, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

KPMG LLP
New York, New York
May 12, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Overview of Upjohn Inc.
The Company has filed the Registration Statement, which was declared effective by the SEC on February 13, 2020. Upjohn Inc. is a recently formed corporation organized in the State of Delaware on February 14, 2019 (date of incorporation) and is currently a wholly-owned subsidiary of Pfizer. The Company has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation from February 14, 2019, date of incorporation, through March 29, 2020.
On July 29, 2019, Pfizer, Upjohn, Mylan and certain of their affiliates entered into a series of agreements to combine the Upjohn Business with Mylan in an all-stock
Reverse Morris Trust transaction, creating a new global pharmaceutical company. Under the terms of the Transaction, Pfizer will contribute the Upjohn Business to the Company and distribute its ownership interest in Upjohn to Pfizer stockholders via either a spin-off
or a
split-off
(the “Distribution”) and, immediately thereafter, Upjohn will be combined with Mylan. Pfizer stockholders would own 57% of the combined company and former Mylan shareholders would own 43% of the combined company on a fully diluted basis. For more information regarding the Transaction, see the Registration Statement.
The Company will issue $12 billion of debt in connection with its separation from Pfizer and will make a cash payment to Pfizer equal to $12 billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company. Immediately thereafter, Upjohn and Mylan will engage in a strategic combination transaction in which Mylan shareholders will receive shares of Upjohn common stock. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders and is expected to close in the second half of 2020, subject to approval by Mylan shareholders and satisfaction of other customary closing conditions, including receipt of regulatory approvals.
The Company has obtained financing commitments from certain financial institutions that will permit the Company to incur borrowings in an aggregate principal amount of up to $12 billion. The Company may issue debt securities or incur other debt financing in lieu of borrowing under the financing commitments. The Company expects to use the proceeds of such financings to make the cash distribution to Pfizer. The Company will incur such indebtedness prior to the date of the Distribution and would be responsible for the costs of the financing (including cash payments of interest in respect of the financing) from the date of issuance, assuming the Transaction closes.
Analysis of Financial Condition, Liquidity and Capital Resources
On February 14, 2019, the Company’s Board of Directors authorized the Company to issue 100 shares of the Company’s common stock to Pfizer for a total price of $1.
Forward-Looking Information and Factors That May Affect Future Results
This report and other written or oral statements that the Company makes from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “should,” “would,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “potential,” “intend,” “continue,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, the Company’s anticipated operating and financial performance, business plans and prospects, expectations for its products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation, the ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply and the Company’s expectations regarding the impact of a novel disease caused by a strain of coronavirus (“COVID-19”) on its business and operations. In particular, these include statements relating to future actions, including, among others, the expected timing, benefits, charges and/or costs in connection with the pending combination of the Upjohn Business with Mylan to create a new global pharmaceutical company, Viatris, and the Company’s anticipated liquidity position, the anticipated costs and savings from certain initiatives, and the expected payments to the unfunded
(non-qualified)
pension and postretirement plans and expected funding obligations.
The Company cannot guarantee that any forward-looking statement will be realized. Achievement of anticipated results is subject to substantial risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements, and are cautioned not to put undue reliance on forward-looking statements.
The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law or by the rules and regulations of the SEC. You are advised, however, to consult any further disclosures the Company makes on related subjects.
You should read and consider the risk factors associated with the Upjohn Business because these risk factors may affect the operations and financial results of the new combined company and the Company’s common stock following the closing of the

Transaction. A description of the risks and uncertainties for the Upjohn Business, Mylan and the combined company may be found in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Registration Statement, which was declared effective on February 13, 2020 and is on file with the SEC. Additional discussion regarding certain risks and uncertainties described above is included under the heading entitled “Risk Factors” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form
10-Q.
The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period covered by this report, the Company did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in the Company’s periodic reports filed with the SEC.
During the Company’s most recent fiscal quarter, there has not been any change in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
During the period covered by this report, the Company did not conduct any material activities other than those related to its formation and the matters contemplated by the Transaction. Therefore, the Company did not incur any significant risk. You should also read and consider the risk factors associated with the Upjohn Business because these risk factors may affect the operations and financial results of the new combined company and the Company’s common stock following the closing of the Transaction. The Company refers to the “Forward-Looking Information and Factors That May Affect Future Results” section of the MD&A of this Quarterly Report on Form
10-Q
and to the description of the risks and uncertainties for the Upjohn Business, Mylan and the combined company that may be found in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Registration Statement, which was declared effective on February 13, 2020 and is on file with the SEC.
COVID-19 Pandemic.
In December 2019, illnesses associated with COVID-19 were reported and the virus has since caused widespread and significant disruptions to daily life and economies across geographies, with cases of the virus reported in over 180 countries. The World Health Organization has classified the outbreak as a pandemic. The COVID-19 pandemic presents a number of challenges for the Company and the Upjohn Business, including, among others, potential delays or disruptions related to regulatory approvals in connection with the anticipated combination of the Upjohn Business with Mylan. For the Upjohn Business that is to be contributed to the Company under the terms of the Transaction, its business, operations, financial condition and results have been impacted by the COVID-19 pandemic to varying degrees, which are currently expected to primarily impact the second quarter of 2020. The pandemic presents a number of challenges for the Upjohn Business, including, among others, impacts due to travel limitations, social distancing and government-mandated work-from-home or shelter-in-place orders; potential manufacturing disruptions and delays and supply chain interruptions, including challenges related to reliance on third-party suppliers; impacts on product demand, including due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, as well as increased unemployment resulting in lower new prescriptions or refills of existing prescriptions; costs associated with the COVID-19 pandemic, including protocols intended to reduce the risk of transmission; potential interruptions or delays in the operations of certain regulatory authorities; and government or regulatory actions to contain the virus or control the supply of medicines. Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risk factors that are identified in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Company’s Registration Statement.
The Company is continuing to monitor the impact of the latest developments regarding the COVID-19 pandemic on the Upjohn Business and its operations, financial condition and results. Despite careful tracking and planning, however, the Company cannot accurately predict the extent of the impact of the pandemic on the Upjohn Business and its operations, financial condition and results due to the uncertainty of future developments, including the speed and extent of the continued spread of the coronavirus globally, the duration of the pandemic, new information that may emerge concerning the severity and incidence of COVID-19, the safety, efficacy and availability of a vaccine and treatments for COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

2.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of February 18, 2020, by and between Pfizer Inc. and Upjohn Inc.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Upjohn Inc.

Dated: May 12, 2020	By:	/s/ MICHAEL GOETTLER
Michael Goettler President (Principal Executive Officer)