Form 10-Q
period 2020-06-28
Upjohn Inc
filed 2020-08-12
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
OR
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
Yes    ☒    No    ☐
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
As of August
11
, 2020,
there were 100 outstanding shares of the registrant’s common stock, $0.01 par value per share.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form
10-Q
and therefore is filing this form with the reduced disclosure format permitted by Form
10-Q.

Page

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 28, 2020, the three-month period ended June 30, 2019 and the period from February 14, 2019 (date of incorporation) to June 30, 2019	4

Condensed Consolidated Statements of Comprehensive Loss for the three-month and six-month periods ended June 28, 2020, the three-month period ended June 30, 2019 and the period from February 14, 2019 (date of incorporation) to June 30, 2019	5

Condensed Consolidated Balance Sheets as of June 28, 2020 and December 31, 2019	6

Condensed Consolidated Statements of Equity for the three-month and six-month periods ended June 28, 2020, the three-month period ended June 30, 2019 and the period from February 14, 2019 (date of incorporation) to June 30, 2019	7

Condensed Consolidated Statements of Cash Flows for the six-month period ended June 28, 2020 and the period from February 14, 2019 (date of incorporation) to June 30, 2019	8

Notes to Condensed Consolidated Financial Statements	9

Report of Independent Registered Public Accounting Firm	14

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.

Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	17

Item 1A.

Risk Factors	17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.

Defaults Upon Senior Securities	18

Item 4.

Mine Safety Disclosures	18

Item 5.

Other Information	18

Item 6.

Exhibits	18

Signature	20

EXPLANATORY NOTE
On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form
S-4,
as amended (the “S-4 Registration Statement”) of Upjohn Inc. (the “Company” or “Upjohn”), to register shares of its common stock, par value $0.01 per share, that will be issued and distributed in connection with the series of agreements entered into by Pfizer Inc. (“Pfizer”), Upjohn, Mylan N.V. (“Mylan”) and certain of their affiliates to combine Pfizer’s global, primarily off-patent branded
and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the S-4 Registration Statement, the “Registration Statements”), relating to the planned distribution by Pfizer, on a pro rata basis (based on the number of shares held by holders of Pfizer common stock as of the record date), all of the Company common stock held by Pfizer to Pfizer stockholders as of the record date. On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached to the Company’s Current Report on Form 8-K filed on August 6, 2020 as Exhibit 99.1. A detailed description of the Upjohn Inc. capital stock and the Transaction is included in the Registration Statements. Upjohn was formed to effect the Transaction. Effective as of the closing of the Transaction, Upjohn will be renamed “Viatris” and will operate both Mylan and the Upjohn Business.
In this Quarterly Report on Form
10-Q
for the quarterly period ended June 28, 2020, the Company is reporting its condensed consolidated balance sheet as of June 28, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and six-month periods ended June 28, 2020, the three-month period ended June 30, 2019, and the period from February 14, 2019 (date of incorporation) to June 30, 2019, the related condensed consolidated statements of cash flows for the six-month period ended June 28, 2020 and the period from February 14, 2019 (date of incorporation) to June 30, 2019, and the related notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(millions of dollars, except common share and per common share data)	Three Months Ended June 28, 2020	Three Months Ended June 30, 2019	Six Months Ended June 28, 2020	Period From February 14, 2019 (Date of Incorporation) to June 30, 2019
Revenues	$—	$—	$—	$—
Operating expenses	—	—	—	—
Other (income)/deductions—net	1.2	—	1.2	—

Loss before benefit for taxes on income	(1.2)	—	(1.2)	—
Benefit for taxes on income	(0.3)	—	(0.3)	—

Net loss	$(0.9)	$—	$(0.9)	$—

Loss per common share—basic and diluted (a)	$(9,071)	$—	$(9,071)	$—

Weighted-average common shares—basic and diluted (a)	100	100	100	100

(a)
All common shares issued and outstanding were held by Pfizer Inc. (see
Note 1A. Organization and Basis of Presentation: Organization and Note 7. Equity)
.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(millions of dollars)	Three Months Ended June 28, 2020	Three Months Ended June 30, 2019	Six Months Ended June 28, 2020	Period From February 14, 2019 (Date of Incorporation) to June 30, 2019
Net loss	$(0.9)	$—	$(0.9)	$—

Other comprehensive income/(loss) before tax	—	—	—	—
Tax provision/(benefit) on other comprehensive income/(loss)	—	—	—	—

Other comprehensive income/(loss)	—	—	—	—

Comprehensive loss attributable to Upjohn Inc.	$(0.9)	$—	$(0.9)	$—

Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars, except common share and per common share data)	As of June 28, 2020	As of December 31, 2019

	(Unaudited)
Assets
Restricted short-term investments (a)	$11,411.6	$—
Other current assets	0.2	—

Total current assets	11,411.8	—

Total assets	$11,411.8	$—

Liabilities and Equity
Other current liabilities	$27.8	$—

Total current liabilities	27.8	—
Long-term debt	11,385.2	—

Total liabilities	11,413.0	—

Commitments and Contingencies

Common stock, $0.01 par value; 1,000 shares authorized; issued: 2020—100 shares; 2019—100 shares	—	—
Additional paid-in capital	(0.3)	—
Due from shareholder	—	—
Retained earnings/(loss)	(0.9)	—
Accumulated other comprehensive income/(loss)	—	—

Total Upjohn Inc. shareholder’s equity/(deficit)	(1.2)	—

Total liabilities and equity	$11,411.8	$—

(a)
Represents proceeds from the Upjohn and Upjohn Finance B.V. debt issuances. For additional information, see
Note 5B. Financial Instruments: Long-Term Debt
.
Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Loss)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/(Deficit)

Balance, March 29, 2020	100	$—	$—	$—	$—	$—	$—
Net loss					(0.9)		(0.9)
Other comprehensive income/(loss), net of tax						—	—
Net transfer—Pfizer (a)			(0.3)				(0.3)

Balance, June 28, 2020	100	$—	$(0.3)	$—	$(0.9)	$—	$(1.2)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Loss)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/(Deficit)

Balance, March 31, 2019	100	$—	$—	$—	$—	$—	$—
Net loss					—		—
Other comprehensive income/(loss), net of tax						—	—
Net transfer—Pfizer			—				—

Balance, June 30, 2019	100	$—	$—	$—	$—	$—	$—

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Loss)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/(Deficit)

Balance, January 1, 2020	100	$—	$—	$—	$—	$—	$—
Net loss					(0.9)		(0.9)
Other comprehensive income/(loss), net of tax						—	—
Net transfer—Pfizer (a)			(0.3)				(0.3)

Balance, June 28, 2020	100	$—	$(0.3)	$—	(0.9)	$—	$(1.2)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Loss)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/(Deficit)

Initial capitalization, February 14, 2019 (date of incorporation)	100	$—	$—	$—	$—	$—	$—
Net loss					—		—
Other comprehensive income/(loss), net of tax						—	—
Net transfer—Pfizer			—				—

Balance, June 30, 2019	100	$—	$—	$—	$—	$—	$—

(a)	See Note 4. Tax Matters .
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Six Months Ended June 28, 2020	Period From February 14, 2019 (Date of Incorporation) to June 30, 2019

Operating Activities
Net loss	$(0.9)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of bond discount and issuance costs	0.2
Other adjustments, net	(4.2)
Other changes in assets and liabilities	4.9	—

Net cash provided by operating activities	—	—

Investing Activities
Net (purchases of)/proceeds from redemptions/sales of short-term investment s (a)	(11,411.6)	—

Net cash used in investing activities	(11,411.6)	—

Financing Activities
Proceeds from issuance of long-term debt (a)	11,478.2	—
Long-term debt issuance costs paid (a)	(66.6)	—

Net cash provided by financing activities	11,411.6	—

Effect of exchange-rate changes on cash and cash equivalents	—	—

Net increase/(decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, end	$—	$—

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$—	$—
Interest	—	—

(a)
Represents $11.4 billion of proceeds from the long-term debt issuances in the second quarter of 2020, which are included in
Restricted short-term investments
in the condensed consolidated balance sheet. For additional information, see
Notes 5A. Financial Instruments: Fair Value Measurements
and
5B. Financial Instruments: Long-Term Debt
.

Amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN
INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Organization and Basis of Presentation
A. Organization
Upjohn Inc. (the “Company” or “Upjohn”), a Delaware corporation, was formed on February 14, 2019, and is currently a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”). The Company has three wholly-owned subsidiaries: (i) Utah Acquisition Holdco Inc., a Delaware corporation formed on July 25, 2019; (ii) Utah Acquisition Sub Inc., a Delaware corporation formed on July 25, 2019; and (iii) Upjohn Finance B.V. (“Finco”), a Netherlands private limited liability company formed on May 8, 2020. The Company and its subsidiaries have not commenced operations, have no significant operating assets or liabilities and from February 14, 2019, its date of incorporation, through June 28, 2020 have not conducted any material activities other than those incidental to its formation and those undertaken in connection with the definitive agreement to combine the Company with Mylan N.V. (“Mylan”), such as the financing activities described in
Note 5
B
.
On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form
S-4,
as amended (the “S-4 Registration Statement”) of the Company to register shares of its common stock, par value

$
0.01
per share, that will be issued and distributed in connection with a series of agreements entered into by Pfizer, the Company, Mylan and certain of their affiliates to combine Pfizer’s global, primarily off-patent branded
and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the S-4 Registration Statement, the “Registration Statements”), relating to the planned Distribution (as defined below) by Pfizer, on a pro rata basis (based on the number of shares held by holders of Pfizer common stock as of the record date), all of the Company common stock held by Pfizer to Pfizer stockholders as of the record date. On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached to the Company’s Current Report on Form 8-K filed on August 6, 2020 as Exhibit 99.1.
On July 29, 2019, Pfizer announced it had entered into a definitive agreement to combine the Company with Mylan. Under the terms of the Transaction, Pfizer will contribute the Upjohn Business, a business unit of Pfizer, to the Company and distribute its ownership interest in the Company to Pfizer stockholders via either a spin-off
or a
split-off
(the “Distribution”). Pfizer intends to effect the Distribution by way of a spin-off.
Immediately after the Distribution, the Company and Mylan will engage in a strategic combination transaction in which Mylan shareholders will receive shares of the Company’s common stock (the “Combination”). Pfizer stockholders would own 57% of the combined company and former Mylan shareholders would own 43%
of the combined company on a fully diluted basis. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders. The name of the new company to be formed by the planned combination of the Upjohn Business and Mylan will be “Viatris.” The voting common stock of the Company will be listed for trading on the NASDAQ under the symbol “VTRS.” The Company will make a cash payment to Pfizer equal to

$
12

billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company. The Transaction was approved by Mylan’s shareholders in June 2020 and is anticipated to close in the fourth quarter of 2020, subject to customary closing conditions, including receipt of the remaining required regulatory approvals.
B. Basis of Presentation
The Company prepared the accompanying condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted.
The financial information included in the Company’s condensed consolidated financial statements is its condensed consolidated balance sheet as of June 28, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and six-month periods ended June 28, 2020, the three-month period ended June 30, 2019, and the period from February 14, 2019 (date of incorporation) to June 30, 2019, and the related condensed consolidated statements of cash flows for the six-month period ended June 28, 2020 and the period from February 14, 2019 (date of incorporation) to June 30, 2019.
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
Certain amounts in the condensed consolidated financial statements and associated notes may not add due to rounding.
Note 2. Significant Accounting Policies
A. Estimates and Assumptions
In preparing the condensed consolidated financial statements, the Company uses certain estimates and assumptions that affect reported amounts and disclosures. These estimates and underlying assumptions can impact all elements of the Company’s financial

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

statements. For example, in the condensed consolidated statements of operations, estimates are used when allocating bond issuance costs in the form of amortization and determining provisions for taxes on income. In the condensed consolidated balance sheets, estimates are used in determining the valuation of assets, such as investments, which also impact the condensed consolidated statements of operations.
The Company’s estimates are often based on complex judgments and assumptions that it believes to be reasonable, but that can be inherently uncertain and unpredictable. If the Company’s estimates and assumptions are not representative of actual outcomes, its results could be materially impacted.
As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause the Company to change those estimates and assumptions. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated amounts. The Company regularly evaluates its estimates and assumptions using historical experience and expectations about the future. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change.
B. Fair Value
The Company is often required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. For example, the Company uses fair value when accounting for and reporting of certain financial instruments, such as short-term investments. The Company estimates fair value using an exit price approach, which requires, among other things, that it determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of non-financial
assets and, for liabilities, assuming that the risk of
non-performance
will be the same before and after the transfer.
When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following techniques:

•	Income approach, which is based on the present value of a future stream of net cash flows.

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets, less an allowance for functional and/or economic obsolescence.
The Company’s fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (Level 1 inputs).

•
Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (Level 3 inputs).
A single estimate of fair value can result from a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see
Note 2A.
C. Foreign Currency Translation
The Company and Finco are U.S. dollar functional entities. The effects of converting non-functional
currency monetary assets and liabilities into the functional currency are recorded in
Other (income)/deductions—net
, see
Note 3
.
D. Investments
The Company’s short-term investments are comprised of equity securities with readily determinable fair values, which include money market funds primarily invested in U.S. Treasury and government debt. Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in
Other (income)/deductions—net.
Realized gains or losses on sales of investments are determined by using the specific identification cost method. The Company regularly evaluates its financial assets for impairment.
A single estimate of fair value and impairment reviews can involve a complex series of judgments about future events and uncertainties and can rely heavily on estimates and assumptions. For information about the risks associated with estimates and assumptions, see
Note 2A.
E. Tax
The Company did not generally file separate tax returns, as it was generally included in the tax grouping of other Pfizer entities within the respective entity’s tax jurisdiction. The income tax benefit included in these condensed consolidated financial statements has been calculated using the separate return basis, as if the Company filed a separate tax return.

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Other (Income)/Deductions—Net
The following table provides the components of
Other (income)/deductions––net
:

(millions of dollars)	Three Months Ended June 28, 2020	Three Months Ended June 30, 2019	Six Months Ended June 28, 2020	Period From February 14, 2019 (Date of Incorporation) to June 30, 2019
Interest income (a)	$(0.2)	$—	$(0.2)	$—
Interest expense (b)	5.3	—	5.3	—

Net interest expense	5.1	—	5.1	—
Foreign exchange (gain)/loss, net (c)	(3.9)	—	(3.9)	—

Other (income)/deductions––net	$1.2	$—	$1.2	$—

(a)
Represents interest income earned on $11.4 billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) that are invested in money market funds and included in
Restricted short-term investments
(see
Note 5A
)
in the condensed consolidated balance sheet as of June 28, 2020.

(b)
Represents interest expense associated with the $11.4 billion of senior unsecured notes issued in June 2020, which includes the stated interest expense on the notes and amortization of bond discount and issuance costs (see
Note 5B
).

(c)	Represents net currency exchange gains related to the Euro denominated senior unsecured notes issued in June 2020 (see Note 5B) .
Note 4. Tax Matters
In the second quarter of 2020, the Company recorded an income tax benefit of approximately $279 thousand, which reflects the jurisdictional mix of income
and associated tax rates related to the debt issuances completed in June 2020
(see
Note 2E
and
Note 5B
).
This amount is presented as
Net transfer—Pfizer
 in the condensed consolidated statements of equity to reflect the benefit Pfizer will receive from the losses generated by the Company.
Note 5. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the financial assets measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in
Note 2B
:

	June 28, 2020		December 31, 2019

(millions of dollars)	Total	Level 2	Total	Level 2

Financial assets measured at fair value on a recurring basis:
Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds (a)	$11,411.6	$11,411.6	$—	$—

Total short-term investments	$11,411.6	$11,411.6	$—	$—

(a)
As of June 28, 2020, $11.4 billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) are invested in money market funds and are included in
Restricted short-term investments
in the condensed consolidated balance sheet. The money market funds are primarily invested in U.S. Treasury and government debt with readily determinable fair values.

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:

	June 28, 2020			December 31, 2019

(millions of dollars)	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value

		Total	Level 2		Total	Level 2

Financial Liabilities:
Long-term debt	$11,385.2	$12,848.2	$12,848.2	$—	$—	$—

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

B. Long-Term Debt
In connection with the Transaction, in June 2020, Upjohn and Finco completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal amount of senior unsecured notes, respectively (the “Upjohn Debt Transactions”), and entered into other financing arrangements described below. The following table provides information about the senior unsecured notes issued in June 2020:

			Principal
(millions of dollars/euros)	Maturity Date	Issue Currency	As of June 28, 2020
Upjohn Inc. (a)
1.125% U.S. dollar notes	June 22, 2022	U.S. dollar	$1,000
1.650% U.S. dollar notes	June 22, 2025	U.S. dollar	750
2.300% U.S. dollar notes	June 22, 2027	U.S. dollar	750
2.700% U.S. dollar notes	June 22, 2030	U.S. dollar	1,450
3.850% U.S. dollar notes	June 22, 2040	U.S. dollar	1,500
4.000% U.S. dollar notes	June 22, 2050	U.S. dollar	2,000

Total U.S. dollar notes issued in the second quarter of 2020			$7,450

Upjohn Finance B.V. (a)
0.816% Euro notes	June 23, 2022	Euro	€750
1.023% Euro notes	June 23, 2024	Euro	750
1.362% Euro notes	June 23, 2027	Euro	850
1.908% Euro notes	June 23, 2032	Euro	1,250

Total Euro notes issued in the second quarter of 2020			€3,600

(a)
The notes may be redeemed by the Company at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rates at issuance were 2.95% for the $7.45 billion notes and 1.37% for the €3.60 billion notes. If the Transaction does not close on or prior to February 1, 2021, or if, prior to such date, Upjohn Inc. and Mylan notify the trustee for the U.S. dollar notes or euro notes, as applicable, that (i) the business combination agreement entered into by Pfizer, the Company, Mylan and certain of their affiliates to combine the Upjohn Business with Mylan is terminated, or (ii) the Transaction will not otherwise be pursued, the notes must be redeemed at redemption prices equal to 101% of their respective principal amounts, plus accrued and unpaid interest.

The senior unsecured notes were offered in connection with the Transaction. The U.S. dollar notes were issued at a discount of approximately
$15.3
million, which will be amortized as interest expense over the life of the U.S. dollar notes. The Company incurred issuance costs of approximately
$89.3 million associated with the U.S. dollar notes and the euro notes, which will be amortized as interest expense over the life of the notes. The unamortized discount and issuance costs are presented on the condensed consolidated balance sheet as a deduction to the carrying value of
Long-term debt
. Included in
Other current liabilities
on the condensed consolidated balance sheet as of June 28, 2020 are amounts due for bond issuance costs of approximately $22.7 million (see
Note 6
).
The euro notes are exposed to changes in foreign exchange rates and there are no derivatives in place to mitigate that risk. The proceeds of the euro notes were converted to U.S. dollars at the time of issuance.
In June 2020, the Company (i) entered into a $600 million delayed draw term loan agreement and (ii) entered into a revolving credit facility agreement for up to $4 billion, $1.5 billion of which will be available in a single draw at or around the closing of the Combination for the purpose of funding the $12 billion cash payment by the Company to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to the Company (the “Cash Distribution”). The Company intends to use the net proceeds from the Upjohn Debt Transactions, together with the proceeds from the $600 million term loan agreement and the revolving credit agreement to fund in full the Cash Distribution and related transaction fees and expenses. The Company intends to use any remaining balance of net proceeds from these financing transactions after the Cash Distribution for general corporate purposes.
The commitments under the Company’s senior unsecured $12 billion bridge facility were fully terminated upon completion of the Upjohn Debt Transactions on June 23, 2020.
The U.S. dollar notes are senior unsecured obligations of the Company. The euro notes are senior unsecured obligations of Finco. The U.S. dollar notes and euro notes are initially guaranteed on a senior unsecured basis by Pfizer. The guarantee by Pfizer will be automatically and unconditionally terminated and released without the consent of the holders of the notes upon the consummation of the Distribution. The Company has guaranteed the notes issued by Finco, and the Company will remain a guarantor of such notes following the Distribution. Following the Distribution and the Combination, the Company and Finco, as applicable, will remain the obligor with respect to such notes. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of the Company following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan or Mylan Inc. will become guarantors of the U.S. dollar notes and euro notes, substantially concurrent with the Company’s becoming a guarantor of the existing Mylan notes.

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the components of the Company’s senior unsecured long-term debt, including the weighted-average annual stated interest rate by maturity:

(millions of dollars)	As of June 28, 2020
Notes due 2022 (0.984%)	$1,841.6
Notes due 2024 (1.023%)	841.6
Notes due 2025 (1.650%)	750.0
Notes due 2027 (1.775%)	1,703.8
Notes due 2030 (2.700%)	1,450.0
Notes due 2032 (1.908%)	1,402.6
Notes due 2040 (3.850%)	1,500.0
Notes due 2050 (4.000%)	2,000.0

Total long-term debt, principal amount	11,489.5
Net unamortized discounts and debt issuance costs	(104.3)

Total long-term debt, carried at historical proceeds, as adjusted	$11,385.2

Note 6. Other Assets and Liabilities
As of June 28, 2020,
Other current assets
consist of an accrued interest receivable of $163 thousand for income earned on the $11.4 billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) that are invested in money market funds and included in
Restricted short-term investments
(see
Note 5A
)
in the condensed consolidated balance sheet as of June 28, 2020.

As of June 28, 2020,
Other current liabilities
consist of amounts due for bond issuance costs of approximately $22.7 million and accrued interest payable of approximately $5.1 million, both of which are related to the Upjohn Debt Transactions (see
Note 5B
).
Note 7. Equity
As of June 28, 2020 and December 31, 2019, the Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of June 28, 2020 and December 31, 2019, there were 100 shares of common stock, par value of $0.01 per share, of the Company issued and outstanding. All such issued and outstanding shares of common stock were held by Pfizer.
Due from shareholder
includes a receivable from Pfizer
totaling
 one U.S. dollar in connection with the issuance of the Company’s common stock.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Upjohn Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Upjohn Inc. and subsidiaries (the Company) as of June 28, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and six-month
periods ended June 28, 2020, the three-month period ended June 30, 2019, and the period from February 14, 2019 (date of incorporation) to June 30, 2019, the related condensed consolidated statements of cash flows for the six-month
period ended June 28, 2020 and the period from February 14, 2019 (date of incorporation) to June 30, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

KPMG LLP
New York, New York
August 11, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview of Upjohn Inc.
Upjohn Inc. (the “Company” or “Upjohn”), a Delaware corporation, was formed on February 14, 2019, and is currently a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”). On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form S-4, as amended (the “S-4 Registration Statement”) of the Company to register shares of its common stock, par value $0.01 per share, that will be issued and distributed in connection with a series of agreements entered into by Pfizer, the Company, Mylan N.V. (“Mylan”) and certain of their affiliates to combine Pfizer’s global, primarily off-patent branded and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the S-4 Registration Statement, the “Registration Statements”), relating to the planned Distribution (as defined below). On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached to the Company’s Current Report on Form 8-K filed on August 6, 2020 as Exhibit 99.1.
The Company has not commenced operations, has no significant operating assets or liabilities and from February 14, 2019, its date of incorporation, through June 28, 2020 has not conducted any material activities other than those incidental to its formation and those undertaken in connection with the definitive agreement to combine the Company with Mylan, such as financing activities.
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
or a
split-off
(the “Distribution”) and, immediately thereafter, Upjohn will be combined with Mylan (the “Combination”). Pfizer intends to effect the Distribution by way of a spin-off.
Pfizer stockholders would own 57% of the combined company and former Mylan shareholders would own 43% of the combined company on a fully diluted basis. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders. The Company will make a cash payment to Pfizer equal to $12 billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company (the “Cash Distribution”). The Transaction was approved by Mylan’s shareholders in June 2020 and is anticipated to close in the fourth quarter of 2020, subject to customary closing conditions, including receipt of the remaining required regulatory approvals. In connection with the Transaction, in June 2020, Upjohn and Upjohn Finance B.V. (“Finco”) completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal amount of senior unsecured notes, respectively (the “Upjohn Debt Transactions”), and entered into other financing arrangements. See the “Analysis of Financial Condition, Liquidity and Capital Resources” section below for more information about the completed financing activities. For more information regarding the Transaction, see the Registration Statements.
Analysis of Financial Condition, Liquidity and Capital Resources
Selected Measures of Liquidity and Capital Resources
The following table provides certain relevant measures of liquidity and capital resources of the Company:

(millions of dollars)	June 28, 2020	December 31, 2019

Selected financial assets:

Restricted short-term investments (a)	$11,411.6	$—

Debt:
Long-ter m debt (a)	$11,385.2	$—

Selected net financial assets	$26.2	$—

(a)
As of June 28, 2020, $11.4 billion of proceeds from the Upjohn Debt Transactions (see Notes to Condensed Consolidated Financial Statements—
Note 5B. Financial Instruments: Long-Term Debt
) are invested in money market funds and are included in
Restricted short-term investments
in the condensed consolidated balance sheet.

In June 2020, in connection with the Transaction, the Company (i) incurred $11.4 billion of debt in the Upjohn Debt Transactions, (ii) entered into a $600 million delayed draw term loan agreement and (iii) entered into a revolving credit facility agreement for up to $4 billion, $1.5 billion of which will be available in a single draw at or around the closing of the Combination for the purpose of funding the Cash Distribution. The Company intends to use the net proceeds from the Upjohn Debt Transactions, together with the proceeds from the $600 million term loan agreement and the revolving credit agreement to fund in full the Cash Distribution and related transaction fees and expenses. The Company intends to use any remaining balance of net proceeds from these financing transactions after the Cash Distribution for general corporate purposes. In the interim, the $11.4 billion of proceeds of the Upjohn Debt Transactions are classified as
Restricted short-term investments
in the condensed consolidated balance sheet as of June 28, 2020, pursuant to the terms of the transactions agreements.

The commitments under the Company’s senior unsecured $12 billion bridge facility were fully terminated upon completion of the Upjohn Debt Transactions on June 23, 2020.
The U.S. dollar notes are senior unsecured obligations of the Company. The euro notes are senior unsecured obligations of Finco. The U.S. dollar notes and euro notes are initially guaranteed on a senior unsecured basis by Pfizer. The guarantee by Pfizer will be automatically and unconditionally terminated and released without the consent of the holders of the notes upon the consummation of the Distribution. The Company has guaranteed the notes issued by Finco, and the Company will remain a guarantor of such notes following the Distribution. Following the Distribution and the Combination, the Company and Finco, as applicable, will remain the obligor with respect to such notes. Upon the consummation of the Combination, the Mylan entities (which will be subsidiaries of the Company following the Combination) that are issuers or guarantors of the outstanding senior unsecured notes issued by Mylan or Mylan Inc. will become guarantors of the U.S. dollar notes and euro notes, substantially concurrent with the Company’s becoming a guarantor of the existing Mylan notes. If the Transaction does not close on or prior to February 1, 2021, or if, prior to such date, the Company and Mylan notify the trustee for the U.S. dollar notes or euro notes, as applicable, that (i) the business combination agreement entered into by Pfizer, the Company, Mylan and certain of their affiliates to combine the Upjohn Business with Mylan is terminated, or (ii) the Transaction will not otherwise be pursued, the notes must be redeemed at redemption prices equal to 101% of their respective principal amounts, plus accrued and unpaid interest.
For additional information regarding the Upjohn Debt Transactions and other financing arrangements of the Company, see Notes to Condensed Consolidated Financial Statements––
Note 5B. Financial Instruments: Long-Term Debt
.
In connection with its formation on February 14, 2019, the Company’s Board of Directors authorized the Company to issue 100 shares of the Company’s common stock to Pfizer for a total price of one U.S. dollar.
Contractual Obligations
Payments due under contractual obligations as of June 28, 2020, mature as follows:

	Years
(millions of dollars)	Total	2020	2021	2022-2023	2024-2025	Thereafter
Long-term debt (a)	$11,385.2	$—	$—	$1,835.2	$1,581.2	$7,968.8
Interest payments on long-term debt obligations (b)	4,597.6	108.9	296.9	514.9	464.4	3,212.5

(a)
Long-term debt consists of senior unsecured notes, carried at historical proceeds, as adjusted (see Notes to Condensed Consolidated Financial Statements—
Note 5B. Financial Instruments: Long-Term Debt
).

(b)
The Company’s calculations of expected interest payments incorporate only current period assumptions for interest rates and foreign currency translation rates (see Notes to Condensed Consolidated Financial Statements—
Note 5B. Financial Instruments: Long-Term Debt
) and assume that interest is accrued through the maturity date or expiration of the related instrument.

Forward-Looking Information and Factors That May Affect Future Results
This report and other written or oral statements that the Company makes from time to time contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties. The Company has tried, wherever possible, to identify such statements by using words such as “will,” “may,” “could,” “should,” “would,” “likely,” “ongoing,” “anticipate,” “estimate,” “expect,” “project,” “potential,” “intend,” “continue,” “plan,” “believe,” “assume,” “target,” “forecast,” “guidance,” “goal,” “objective,” “aim,” “seek” and other words and terms of similar meaning or by using future dates in connection with any discussion of, among other things, the Company’s anticipated operating and financial performance, business plans and prospects, expectations for its products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, government regulation, the ability to successfully capitalize on growth opportunities or prospects, manufacturing and product supply and the Company’s expectations regarding the impact of a novel disease caused by a strain of coronavirus on its business and operations. In particular, these include statements relating to future actions, including, among others, the expected timing, benefits, charges and/or costs in connection with the pending combination of the Upjohn Business with Mylan to create a new global pharmaceutical company, Viatris, and the Company’s anticipated liquidity position, the anticipated costs and savings from certain initiatives, and the expected payments to the unfunded
(non-qualified)
pension and postretirement plans and expected funding obligations.
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
You should read and consider the risk factors associated with the Upjohn Business because these risk factors may affect the operations and financial results of the new combined company and the Company’s common stock following the closing of the Transaction. A description of the risks and uncertainties for the Upjohn Business, Mylan and the combined company may be found in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Form S-4 Registration Statement, which was declared effective on February 13, 2020, the Form 10 Registration Statement, which was declared effective on June 30, 2020, and the Information Statement, all of which are on file with the SEC. Additional discussion regarding certain risks and uncertainties described above is included under the heading entitled “Risk Factors” in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form
10-Q.
The Company notes these factors for investors as permitted by the

Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the period covered by this report, the Company did not conduct any material operating activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks except that the Company’s senior unsecured euro-denominated notes are exposed to changes in foreign exchange rates and there are currently no derivatives in place to mitigate that risk. Borrowings under the Upjohn Debt Transactions are on a long-term, fixed-rate basis. The Company’s restricted short-term investments consist of high-quality, highly liquid money market funds primarily invested in U.S. Treasury and government debt. For information about the financing arrangements undertaken in connection with the definitive agreement to combine the Company with Mylan, see “Analysis of Financial Condition, Liquidity and Capital Resources” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form
10-Q.
Item 4. Controls and Procedures
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
During the period covered by this report, the Company did not conduct any material activities other than those related to its formation and the matters contemplated by the Transaction. Therefore, the Company did not incur any significant risk. You should also read and consider the risk factors associated with the Upjohn Business because these risk factors may affect the operations and financial results of the new combined company and the Company’s common stock following the closing of the Transaction. The Company refers to the “Forward-Looking Information and Factors That May Affect Future Results” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form
10-Q
and to the description of the risks and uncertainties for the Upjohn Business, Mylan and the combined company that may be found in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the S-4 Registration Statement, which was declared effective on February 13, 2020, the Form 10 Registration Statement, which was declared effective on June 30, 2020, and the Information Statement, all of which are on file with the SEC.
COVID-19
Pandemic.
In December 2019, illnesses associated with a novel disease caused by a strain of coronavirus
(“COVID-19”)
were reported and the virus has since caused widespread and significant disruptions to daily life and economies across geographies. The World Health Organization has classified the outbreak as a pandemic.
The COVID-19 pandemic presents a number of risks and challenges for the Company and the Upjohn Business, including, among others, potential delays or disruptions related to regulatory approvals in connection with the anticipated combination of the Upjohn Business with Mylan. For the Upjohn Business that is to be contributed to the Company under the terms of the Transaction, its business, operations, financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees, primarily during the second quarter of 2020. The Company currently anticipates the Upjohn Business will experience an ongoing, gradual global recovery from the first-half 2020 macroeconomic and healthcare impacts of the COVID-19 pandemic. The pandemic continues to present a number of risks and challenges for the Upjohn Business, including, among others, impacts due to travel limitations, social distancing and government-mandated work-from-home or shelter-in-place orders; potential manufacturing disruptions and delays and supply chain interruptions, including challenges related to reliance on third-party suppliers; decreased product demand, including due to reduced numbers of in-person meetings with prescribers, increased unemployment, fewer patient visits with physicians, resulting in fewer new prescriptions or refills of existing prescriptions; costs associated with the COVID-19 pandemic, including challenges presented by reallocating human capital, manufacturing and other resources to assist in responding to the pandemic without disruption to the Upjohn Business’s operations and protocols intended to reduce the risk of transmission;

potential interruptions or delays in the operations of certain regulatory authorities; potential increased cyber incidents such as phishing, social engineering and malware attacks; and government or regulatory actions to contain the virus or control the supply of medicines. Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risk factors that are identified in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Company’s S-4 Registration Statement, Form 10 Registration Statement and Information Statement.
The Company is continuing to monitor the latest developments regarding the COVID-19 pandemic on the Upjohn Business and its operations, financial condition and results, and the Upjohn Business has made certain assumptions regarding the pandemic for purposes of its operational planning and financial projections, including assumptions regarding the duration and severity of the pandemic and the global macroeconomic impact of the pandemic.
Despite careful tracking and planning, however, the Company is unable to accurately predict the extent of the impact of the pandemic on the Upjohn Business and its operations, financial condition and results due to the uncertainty of future developments. In particular, the Company believes the ultimate impact on the Upjohn Business’s business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the duration of the pandemic, new information that may emerge concerning the severity and incidence of COVID-19, the safety, efficacy and availability of a vaccine and treatments for COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines. The pandemic may also affect the Upjohn Business’s business, operations or financial condition and results in a manner that is not presently known to the Upjohn Business or that the Upjohn Business currently does not consider to present significant risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

2.1	Amendment No. 1, dated as of May 29, 2020, to the Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V. is incorporated by reference from our Current Report on Form 8-K filed on June 2, 2020 (File No. 001- 56114).*

2.2	Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc. is incorporated by reference from our Current Report on Form 8-K filed on June 2, 2020 (File No. 001- 56114).*

4.1	Indenture, dated as of June 22, 2020, between Upjohn Inc., as issuer, and The Bank of New York Mellon, as trustee is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.2	Form of 1.125% U.S. Dollar Note Due 2022 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.3	Form of 1.650% U.S. Dollar Note Due 2025 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.4	Form of 2.300% U.S. Dollar Note Due 2027 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.5	Form of 2.700% U.S. Dollar Note Due 2030 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.6	Form of 3.850% U.S. Dollar Note Due 2040 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.7	Form of 4.000% U.S. Dollar Note Due 2050 (included in Exhibit 4.1) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.8	Registration Rights Agreement, dated as of June 22, 2020, by and between Upjohn Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Morgan Stanley and Co. LLC, and Mizuho Securities USA LLC, as representatives of the several initial purchasers of the U.S. Dollar Notes is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.9	Indenture, dated as of June 23, 2020, among Upjohn Finance B.V., as issuer, Upjohn Inc., as guarantor and Citibank, N.A., London Branch, as trustee, transfer agent, paying agent and registrar is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.10	Form of 0.816% Euro Note Due 2022 (included in Exhibit 4.9) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.11	Form of 1.023% Euro Note Due 2024 (included in Exhibit 4.9) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.12	Form of 1.362% Euro Note Due 2027 (included in Exhibit 4.9) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

4.13	Form of 1.908% Euro Note Due 2032 (included in Exhibit 4.9) is incorporated by reference from our Current Report on Form 8-K filed on June 26, 2020 (File No. 001-56114).

10.1	Revolving Credit Agreement, dated as of June 16, 2020, among Upjohn, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent is incorporated by reference from our Current Report on Form 8-K filed on June 17, 2020 (File No. 001-56114)*.

10.2	Delayed Draw Term Loan Credit Agreement, dated as of June 16, 2020, among Upjohn, the guarantors from time to time party thereto, the lenders from time to time party thereto and MUFG Bank, Ltd., as administrative agent is incorporated by reference from our Current Report on Form 8-K filed on June 17, 2020 (File No. 001-56114)*.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601 of Regulation S-K.
The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURE
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Upjohn Inc.

Dated: August 11, 2020	By:	/s/ MICHAEL GOETTLER

Michael Goettler President (Principal Executive Officer)