Form 10-Q
period 2020-09-27
Upjohn Inc
filed 2020-11-10
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
OR
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
of the Exchange Act).
Yes  ☒    No  ☐
As of November 10, 2020, there were 100 outstanding shares of the registrant’s common stock, $0.01 par value per share.
The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form
10-Q
and therefore is filing this form with the reduced disclosure format permitted by Form
10-Q.

TABLE OF CONTENTS

Page

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019 and the period from February 14, 2019 (date of incorporation) to September 29, 2019	4

Condensed Consolidated Statements of Comprehensive Loss for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019 and the period from February 14, 2019 (date of incorporation) to September 29, 2019	5

Condensed Consolidated Balance Sheets as of September 27, 2020 and December 31, 2019	6

Condensed Consolidated Statements of Equity for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019 and the period from February 14, 2019 (date of incorporation) to September 29, 2019	7

Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 27, 2020 and the period from February 14, 2019 (date of incorporation) to September 29, 2019	8

Notes to Condensed Consolidated Financial Statements	9

Report of Independent Registered Public Accounting Firm	15

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.

Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings	18

Item 1A.

Risk Factors	19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.

Defaults Upon Senior Securities	20

Item 4.

Mine Safety Disclosures	20

Item 5.

Other Information	20

Item 6.

Exhibits	20

Signature	21

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
all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the
S-4
Registration Statement, the “Registration Statements”), relating to the planned distribution by Pfizer, on a pro rata basis (based on the number of shares of Pfizer common stock held by holders of Pfizer common stock as of the record date), of all of the Company common stock held by Pfizer to Pfizer stockholders as of the record date. On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached as Exhibit 99.1 to the Company’s Current Report on Form
8-K
filed on August 6, 2020. In October 2020, Pfizer and Mylan announced that the U.S. Federal Trade Commission (the “FTC”) accepted a proposed consent order, which concluded the FTC’s review of the proposed combination of Mylan and the Upjohn Business, and that the parties have now obtained all required antitrust clearances for the proposed Transaction. Also, in October 2020, Pfizer announced that it had set the close of business on November 13, 2020 as the record date for the proposed spin-off and that the Transaction is expected to close on November 16, 2020, subject to customary closing conditions. A detailed description of the Upjohn Inc. capital stock and the Transaction is included in the Registration Statements. Upjohn was formed to effect the Transaction. Effective as of the closing of the Transaction, Upjohn will be renamed “Viatris” and will operate both Mylan and the Upjohn Business.
In this Quarterly Report on Form
10-Q
for the quarterly period ended September 27, 2020, the Company is reporting its condensed consolidated balance sheet as of September 27, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019, and the period from February 14, 2019 (date of incorporation) to September 29, 2019, the related condensed consolidated statements of cash flows for the nine-month period ended September 27, 2020 and the period from February 14, 2019 (date of incorporation) to September 29, 2019, and the related notes.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(millions of dollars, except common share and per common share data)	Three Months Ended September 27, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 27, 2020	Period From February 14, 2019 (Date of Incorporation) to September 29, 2019
Revenues	$—	$—	$—	$—
Operating expenses	—	—	—	—
Other (income)/deductions––net	221	—	222	—

Loss before benefit for taxes on income	(221)	—	(222)	—
Benefit for taxes on income	(52)	—	(52)	—

Net loss	$(169)	$—	$(170)	$—

Loss per common share––basic and diluted (a)	$(1,689,743)	$—	$(1,698,814)	$—

Weighted-average common shares––basic and diluted (a)	100	100	100	100

(a)	All common shares issued and outstanding were held by Pfizer Inc. (see Note 1A. Organization and Basis of Presentation: Organization and Note 7. Equity).
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(millions of dollars)	Three Months Ended September 27, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 27, 2020	Period From February 14, 2019 (Date of Incorporation) to September 29, 2019
Net loss	$(169)	$—	$(170)	$—

Other comprehensive income/(loss) before tax	—	—	—	—
Tax provision/(benefit) on other comprehensive income/(loss)	—	—	—	—

Other comprehensive income/(loss)	—	—	—	—

Comprehensive loss attributable to Upjohn Inc.	$(169)	$—	$(170)	$—

Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(millions of dollars, except common share and per common share data)	As of September 27, 2020	As of December 31, 2019
	(Unaudited)

Assets

Restricted short-term investments (a)	$11,413	$—

Other current assets	—	—

Total current assets	11,413	—

Total assets	$11,413	$—

Liabilities and Equity

Other current liabilities	$79	$—

Total current liabilities	79	—

Long-term debt	11,535	—

Total liabilities	11,614	—

Commitments and Contingencies

Common stock, $0.01 par value; 1,000 shares authorized; issued: 2020—100 shares; 2019—100 shares	—	—

Additional paid-in capital	(31)	—

Due from shareholder	—	—

Retained earnings/ (deficit)	(170)	—

Accumulated other comprehensive income/(loss)	—	—

Total Upjohn Inc. shareholder’s equity/(deficit)	(201)	—

Total liabilities and equity	$11,413	$—

(a)	Represents proceeds from the Upjohn and Upjohn Finance B.V. debt issuances. For additional information, see Note 5B. Financial Instruments: Long-Term Debt .
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Deficit)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/ (Deficit)
Balance, June 28, 2020	100	$—	$—	$—	$(1)	$—	$(1)
Net loss					(169)		(169)
Other comprehensive income/(loss), net of tax						—	—
Net transfers –– Pfizer (a)			(31)				(31)

Balance, September 27, 2020	100	$—	$(31)	$—	$(170)	$—	$(201)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Deficit)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/ (Deficit)
Balance, June 30, 2019	100	$—	$—	$—	$—	$—	$—
Net loss					—		—
Other comprehensive income/(loss), net of tax						—	—
Net transfers––Pfizer			—				—

Balance, September 29, 2019	100	$—	$—	$—	$—	$—	$—

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Deficit)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/ (Deficit)
Balance, January 1, 2020	100	$—	$—	$—	$—	$—	$—
Net loss					(170)		(170)
Other comprehensive income/(loss), net of tax						—	—
Net transfers––Pfizer (a)			(31)				(31)

Balance, September 27, 2020	100	$—	$(31)	$—	$(170)	$—	$(201)

	Common Stock
(millions of dollars, except common shares)	Shares	Par Value	Add’l Paid-In Capital	Due from Share- holder	Retained Earnings/ (Deficit)	Accum. Other Comp. Income/ (Loss)	Upjohn Inc. Shareholder’s Equity/ (Deficit)
Initial capitalization, February 14, 2019 (date of incorporation)	100	$—	$—	$—	$—	$—	$—
Net loss					—		—
Other comprehensive income/(loss), net of tax						—	—
Net transfers––Pfizer			—				—

Balance, September 29, 2019	100	$—	$—	$—	$—	$—	$—

(a)	See Note 4. Tax Matters and Note 8. Related Party Transactions.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(millions of dollars)	Nine Months Ended September 27, 2020	Period From February 14, 2019 (Date of Incorporation) to September 29, 2019
Operating Activities
Net loss	$(170)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:		—
Amortization of bond discount and issuance costs	3	—
Currency remeasurement loss on euro notes	144
Benefit for taxes on income (a)	(52)	—
Other changes in assets and liabilities	77	—

Net cash provided by operating activities (b)	1	—

Investing Activities
Net (purchases of)/proceeds from redemptions/sales of short-term investments (c)	(11,413)	—

Net cash used in investing activities	(11,413)	—

Financing Activities
Proceeds from issuance of long-term debt (c)	11,478	—
Long-term debt issuance costs paid (c)	(88)	—
Financing activities with Pfizer (d)	21

Net cash provided by financing activities	11,412	—

Effect of exchange-rate changes on cash and cash equivalents	—	—

Net increase/(decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, beginning	—	—

Cash and cash equivalents, end	$—	$—

Supplemental Cash Flow Information
Cash paid during the period for:
Income taxes	$—	$—
Interest	—	—

(a)	See Note 4. Tax Matters and Note 8. Related Party Transactions.
(b)	Represents interest income received on short term investments.
(c)
Represents
$11.4
billion of proceeds from the long-term debt issuances in the second quarter of 2020, which are included in
Restricted short-term investments
in the condensed consolidated balance sheet. For additional information, see
Notes 5A. Financial Instruments: Fair Value Measurements
and
5B. Financial Instruments: Long-Term Debt.

(d)	See Note 8. Related Party Transactions.
Amounts may not add due to rounding.
See Notes to Condensed Consolidated Financial Statements, which are an integral part of these statements.

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Organization and Basis of Presentation
A. Organization
Upjohn Inc. (the “Company” or “Upjohn”), a Delaware corporation, was formed on February 14, 2019, and is currently a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”). The Company has three wholly-owned subsidiaries: (i) Utah Acquisition Holdco Inc., a Delaware corporation formed on July 25, 2019; (ii) Utah Acquisition Sub Inc., a Delaware corporation formed on July 25, 2019; and (iii) Upjohn Finance B.V. (“Finco”), a Netherlands private limited liability company formed on May 8, 2020. The Company and its subsidiaries have not commenced operations, have no significant operating assets or liabilities and from February 14, 2019, its date of incorporation, through September 27, 2020 have not conducted any material activities other than those incidental to its formation and those undertaken in connection with the definitive agreement to combine the Company with Mylan N.V. (“Mylan”), such as the financing activities described in
Note 5B.
On February 13, 2020, the United States Securities and Exchange Commission (the “SEC”) declared effective the Registration Statement on Form
S-4,
as amended (the
“S-4
Registration Statement”) of the Company to register shares of its common stock, par value $0.01 per share, that will be issued and distributed in connection with a series of agreements entered into by Pfizer, the Company, Mylan and certain of their affiliates to combine Pfizer’s global, primarily off-patent branded and generic established medicines business (the “Upjohn Business”) with Mylan in an all-stock Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the S-4 Registration Statement, the “Registration Statements”), relating to the planned Distribution (as defined below) by Pfizer, on a pro rata basis (based on the number of shares of Pfizer common stock held by holders of Pfizer common stock as of the record date), of all of the Company common stock held by Pfizer to Pfizer stockholders as of the record date. On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 6, 2020.
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
The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders. The name of the new company to be formed by the planned combination of the Upjohn Business and Mylan will be “Viatris.” The voting common stock of the Company will be listed for trading on the NASDAQ under the symbol “VTRS.” The Company will make a cash payment to Pfizer equal to $12
billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company. In October 2020, Pfizer and Mylan announced that the U.S. Federal Trade Commission (the “FTC”) accepted a proposed consent order, which concluded the FTC’s review of the proposed combination of Mylan and the Upjohn Business, and that the parties have now obtained all required antitrust clearances for the proposed Transaction. Also, in October 2020, Pfizer announced that it had set the close of business on November 13, 2020 as the record date for the proposed spin-off and that the Transaction is expected to close on November 16, 2020, subject to customary closing conditions.
B. Basis of Presentation
The Company prepared the accompanying condensed consolidated financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted.
The financial information included in the Company’s condensed consolidated financial statements is its condensed consolidated balance sheet as of September 27, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019, and the period from February 14, 2019 (date of incorporation) to September 29, 2019, and the related condensed consolidated statements of cash flows for the nine-month period ended September 27, 2020 and the period from February 14, 2019 (date of incorporation) to September 29, 2019.
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

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain amounts in th
e
 condensed consolidated financial statements and associated notes may not add due to rounding.
Note 2. Significant Accounting Policies
A. Estimates and Assumptions
In preparing the condensed consolidated financial statements, the Company uses certain estimates and assumptions that affect reported amounts and disclosures. These estimates and underlying assumptions can impact all elements of the Company’s financial statements. For example, in the condensed consolidated statements of operations, estimates are used when allocating bond issuance costs in the form of amortization and determining provisions for taxes on income. In the condensed consolidated balance sheets, estimates are used in determining the valuation of assets, such as investments, which also impact the condensed consolidated statements of operations.
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

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Note 3. Other (Income)/Deductions—Net

The following table provides the components of Other (income)/deductions––net :
(millions of dollars)	Three Months Ended September 27, 2020	Three Months Ended September 29, 2019	Nine Months Ended September 27, 2020	Period From February 14, 2019 (Date of Incorporation) to September 29, 2019
Interest income (a)	$(1)	$—	$(2)	$—
Interest expense (b)	71	—	76	—

Net interest expense	70	—	75	—
Foreign exchange (gain)/loss, net (c)	148	—	144	—
Other, net (d)	3		3

Other (income)/deductions––net	$221	$—	$222	$—

(a)
Represents interest income earned on $11.4 billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) that are invested in money market funds and included in
Restricted short-term investments
(see
Note 5A
)
in the condensed consolidated balance sheet as of September 27, 2020.

(b)
Represents interest expense associated with the $11.4 billion of senior unsecured notes issued in June 2020, which includes the stated interest expense on the notes and amortization of bond discount and issuance costs (see
Note 5B
).

(c)	Represents net currency exchange losses related to the remeasurement of Euro denominated senior unsecured notes issued in June 2020 (see Note 5B) .
(d)	Primarily represents fees associated with financing arrangements (see Note 5B ).
Note 4. Tax Matters
The Company recorded an
income
tax benefit of approximately $52 million in the three months and nine months ended September 27, 2020, which reflects the jurisdictional mix of income and associated tax rates related to the debt issuances completed in June 2020 (see
Note 2E
and
Note 5B
). This amount is included in
Net transfers––Pfizer
in the condensed consolidated statements of equity to reflect the benefit Pfizer will receive from the losses generated by the Company.
Note 5. Financial Instruments
A. Fair Value Measurements
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the financial assets measured at fair value using a market approach on a recurring basis by balance sheet categories and fair value hierarchy level as defined in
Note 2B:

	September 27, 2020		December 31, 2019
(millions of dollars)	Total	Level 2	Total	Level 2
Financial assets measured at fair value on a recurring basis:

Short-term investments
Classified as equity securities with readily determinable fair values:
Money market funds (a)	$11,413	$11,413	$—	$—

Total short-term investments	$11,413	$11,413	$—	$—

(a)
As of September 27, 2020, $11.4
billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) are invested in money market funds and are included in
Restricted short-term investments
in the condensed consolidated balance sheet, pursuant to the terms of the transaction agreements. The money market funds are primarily invested in U.S. Treasury and government debt with readily determinable fair values (see
Note 3
and
Note 6
).

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Not Measured at Fair Value on a Recurring Basis

The following table presents the financial liabilities not measured at fair value on a recurring basis, including the carrying values and estimated fair values using a market approach:
	September 27, 2020			December 31, 2019
	Carrying Value	Estimated Fair Value		Carrying Value	Estimated Fair Value
(millions of dollars)		Total	Level 2		Total	Level 2
Financial Liabilities:
Long-term debt	$11,535	$13,244	$13,244	$—	$—	$—

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

			Principal
(millions of dollars/euros)	Maturity Date	Issue Currency	As of September 27, 2020
Upjohn Inc. (Upjohn) (a) 1.125% U.S. dollar notes	June 22, 2022	U.S. dollar	$1,000
1.650% U.S. dollar notes	June 22, 2025	U.S. dollar	750
2.300% U.S. dollar notes	June 22, 2027	U.S. dollar	750
2.700% U.S. dollar notes	June 22, 2030	U.S. dollar	1,450
3.850% U.S. dollar notes	June 22, 2040	U.S. dollar	1,500
4.000% U.S. dollar notes	June 22, 2050	U.S. dollar	2,000

Total U.S. dollar notes issued in the second quarter of 2020			$7,450

Upjohn Finance B.V. (Finco) (a)
0.816% Euro notes	June 23, 2022	Euro	€750
1.023% Euro notes	June 23, 2024	Euro	750
1.362% Euro notes	June 23, 2027	Euro	850
1.908% Euro notes	June 23, 2032	Euro	1,250

Total Euro notes issued in the second quarter of 2020			€3,600

(a)
The notes may be redeemed by the Company at any time, in whole, or in part, at varying redemption prices plus accrued and unpaid interest. The weighted-average effective interest rates at issuance were 2.95% for the $
7.45

billion notes and 1.37% for the €
3.60

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

The senior unsecured notes were offered in connection with the Transaction. The U.S. dollar notes were issued at a discount of approximately $15 million, which will be amortized as interest expense over the life of the U.S. dollar notes. The Company incurred issuance costs of approximately $89 million associated with the U.S. dollar notes and the euro notes, which will be amortized as interest expense over the life of the notes. The unamortized discount and issuance costs are presented in
the condensed consolidated balance sheet as a deduction to the carrying value of
Long-term debt
.
The euro notes are exposed to changes in foreign exchange rates and there are no derivatives in place to mitigate that risk (see
Note 3
). The proceeds of the euro notes were converted to U.S. dollars at the time of issuance.
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

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table provides the components of the Company’s senior unsecured long-term debt, including the weighted-average annual stated interest rate by maturity:
(millions of dollars)	As of September 27, 2020
Notes due 2022 (0.981%)	$1,872
Notes due 2024 (1.023%)	872
Notes due 2025 (1.650%)	750
Notes due 2027 (1.767%)	1,739
Notes due 2030 (2.700%)	1,450
Notes due 2032 (1.908%)	1,454
Notes due 2040 (3.850%)	1,500
Notes due 2050 (4.000%)	2,000

Total long-term debt, principal amount	11,638
Net unamortized discounts and debt issuance costs	(103)

Total long-term debt, carried at historical proceeds, as adjusted	$11,535

Note 6. Other Assets and Liabilities
As of September 27, 2020,
Other current assets
of approximately $0.3 million consist of an accrued interest receivable of
 $0.3
million for income earned on the
$11.4
billion of proceeds from the debt issuances completed in June 2020 (see
Note 5B
) that are invested in money market funds and included in
Restricted short-term investments
(see
Note 5A
) in the condensed consolidated balance sheet as of September 27, 2020.
As of September 27, 2020,
Other current liabilities
of approximately
 $79
million consist of amounts due for accrued interest payable of approximately
$74
million, and accrued expenses associated with financing arrangements (see
Note 5B
) of approximately
$5
million.
Note 7. Equity
As of September 27, 2020 and December 31, 2019, the Company is authorized to issue 1,000 shares of common stock, par value $0.01 per share. As of September 27, 2020 and December 31, 2019, there were 100 shares of common stock, par value of $0.01 per share, of the Company issued and outstanding. All such issued and outstanding shares of common stock were held by Pfizer.
Due from shareholder
includes a receivable from Pfizer totaling one U.S. dollar in connection with the issuance of the Company’s common stock.

UPJOHN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Related Party Transactions
Included in
Net transfers––Pfizer
in the condensed consolidated statements of equity are transactions between Upjohn and Pfizer and include (i) an income tax benefit of approximately
 $52
million in the three months and nine months ended September 27, 2020, reflecting the benefit Pfizer will receive from the losses generated by the Company; and (ii) cash payments made by Pfizer on behalf of Upjohn of approximately
 $21
million in the three months and nine months ended September 27, 2020 related to financing arrangements (see
Note 5B
). The cash payments made by Pfizer on behalf of Upjohn are reflected in the condensed consolidated statements of cash flows in
Financing activities with Pfizer
in the financing activities section.

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors
Upjohn Inc.:
Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of Upjohn Inc. and subsidiaries (the Company) as of September 27, 2020, the related condensed consolidated statements of operations, comprehensive loss and equity for the three-month and nine-month periods ended September 27, 2020, the three-month period ended September 29, 2019, and the period from February 14, 2019 (date of incorporation) to September 29, 2019, the related condensed consolidated statements of cash flows for the nine-month period ended September 27, 2020 and the period from February 14, 2019 (date of incorporation) to September 29, 2019, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
November 10, 2020

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
all-stock
Reverse Morris Trust transaction (the “Transaction”), creating a new global pharmaceutical company. On June 30, 2020, the SEC declared effective the Registration Statement on Form 10, which includes an information statement (the “Form 10 Registration Statement” and, together with the
S-4
Registration Statement, the “Registration Statements”), relating to the planned Distribution (as defined below). On August 6, 2020, the Company filed the final information statement, dated August 6, 2020 (the “Information Statement”), which is attached as Exhibit 99.1 to the Company’s Current Report on Form
8-K
filed on August 6, 2020.
The Company has not commenced operations, has no significant operating assets or liabilities and from February 14, 2019, its date of incorporation, through September 27, 2020 has not conducted any material activities other than those incidental to its formation and those undertaken in connection with the definitive agreement to combine the Company with Mylan, such as financing activities.
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
Pfizer stockholders would own 57% of the combined company and former Mylan shareholders would own 43% of the combined company on a fully diluted basis. The Transaction is generally expected to be tax free to Pfizer and Pfizer stockholders. The Company will make a cash payment to Pfizer equal to $12 billion as partial consideration for the contribution of the Upjohn Business from Pfizer to the Company (the “Cash Distribution”). The Transaction was approved by Mylan shareholders in June 2020. In connection with the Transaction, in June 2020, Upjohn and Upjohn Finance B.V. (“Finco”) completed privately placed debt offerings of $7.45 billion and €3.60 billion aggregate principal amount of senior unsecured notes, respectively (the “Upjohn Debt Transactions”), and entered into other financing arrangements. See the “Analysis of Financial Condition, Liquidity and Capital Resources” section below for more information about the completed financing activities. For more information regarding the Transaction, see the Registration Statements. In October 2020, Pfizer and Mylan announced that the U.S. Federal Trade Commission (the “FTC”) accepted a proposed consent order, which concluded the FTC’s review of the proposed combination of Mylan and the Upjohn Business, and that the parties have now obtained all required antitrust clearances for the proposed Transaction. Also, in October 2020, Pfizer announced that it had set the close of business on November 13, 2020 as the record date for the proposed spin-off and that the Transaction is expected to close on November 16, 2020, subject to customary closing conditions.
Analysis of Financial Condition, Liquidity and Capital Resources
Selected Measures of Liquidity and Capital Resources
The following table provides certain relevant measures of liquidity and capital resources of the Company:

(millions of dollars)	September 27, 2020	December 31, 2019
Selected financial assets:

Restricted short-term investments (a)	$11,413	$—

Debt:
Long-term debt (a)	11,535	$—

Selected net financial liabilities	$(122)	$—

(a)
As of September 27, 2020, $11.4 billion of proceeds from the Upjohn Debt Transactions (see Notes to Condensed Consolidated Financial Statements
––Note 5B. Financial Instruments: Long-Term Debt
) are invested in money market funds and are included in
Restricted short-term investments
in the condensed consolidated balance sheet. As of September 27, 2020, Long-term debt reflects net currency exchange losses of $144 million related to the remeasurement of the Euro denominated senior unsecured notes issued in June 2020 (see Notes to Condensed Consolidated Financial Statements
––Note 3. Other (Income)/Deductions––net
and
Note 5B. Financial Instruments: Long-Term Debt
).

In June 2020, in connection with the Transaction, the Company (i) incurred $11.4 billion of debt in the Upjohn Debt Transactions, (ii) entered into a $600 million delayed draw term loan agreement and (iii) entered into a revolving credit facility agreement for up to $4 billion, $1.5 billion of which will be available in a single draw at or around the closing of the Combination for the purpose of funding the Cash Distribution. The Company intends to use the net proceeds from the Upjohn Debt Transactions, together with the proceeds from the $600 million term loan agreement and the revolving credit agreement to fund in full the Cash Distribution and related transaction fees and expenses. The Company intends to use any remaining balance of net proceeds from these financing transactions after the Cash Distribution for general corporate purposes. In the interim, the $11.4 billion of proceeds of the Upjohn Debt Transactions are classified as
Restricted short-term investments
in the condensed consolidated balance sheet as of September 27, 2020, pursuant to the terms of the transaction agreements. The euro notes are exposed to changes in foreign exchange rates and there are no derivatives in place to mitigate that risk. The proceeds of the euro notes were converted to U.S. dollars at the time of issuance.
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
Contractual Obligations
Payments due under contractual obligations as of September 27, 2020, mature as follows:

		Years
(millions of dollars)	Total	2020	2021	2022-2023	2024-2025	Thereafter
Long-term debt (a)	$11,535	$—	$—	$1,865	$1,611	$8,059
Interest payments on long-term debt obligations (b)	4,598	109	297	515	464	3,212

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
PART II—OTHER INFORMATION
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
The
COVID-19
pandemic presents a number of risks and challenges for the Company and the Upjohn Business, including, among others, potential challenges in connection with the anticipated combination of the Upjohn Business with Mylan. For the Upjohn Business that is to be contributed to the Company under the terms of the Transaction, its business, operations, financial condition and results have been and may continue to be impacted by the
COVID-19
pandemic to varying degrees. The pandemic’s impact on the Upjohn Business and its operations and financial condition and results was less severe at its peak than originally anticipated, but is recovering at a somewhat slower pace than originally expected. The pandemic continues to present a number of risks and challenges for the Upjohn Business, including, among others, impacts due to travel limitations, social distancing and government-mandated work-from-home or shelter-in-place
orders; potential manufacturing disruptions and delays and supply chain interruptions, including challenges related to reliance on third-party suppliers; decreased product demand, including due to reduced numbers of in-person
meetings with prescribers and patient visits with physicians, resulting in fewer new prescriptions or refills of existing prescriptions; further reduced product demand as a result of increased unemployment; challenges presented by reallocating human capital, manufacturing and other resources to assist in responding to the pandemic without disruption to the Upjohn Business’s operations; costs associated with the
COVID-19
pandemic, including protocols intended to reduce the risk of transmission; potential interruptions or delays in the operations of certain regulatory authorities; potential increased cyber incidents such as phishing, social engineering and malware attacks; and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts and government or regulatory actions to contain the virus or control the supply of medicines. Further, the
COVID-19
pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that are identified in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of the Company’s
S-4
Registration Statement, Form 10 Registration Statement and Information Statement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

2.1	Amendment No. 3, dated as of September 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc.*

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101:

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Document

Exhibit 104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601 of Regulation S-K.
The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURE
Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

Upjohn Inc.

Dated: November 10, 2020	By:	/s/ MICHAEL GOETTLER

Michael Goettler President (Principal Executive Officer)