Form 10-K
period 2020-12-31
Viatris Inc
filed 2021-03-01
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number 001-39695
VIATRIS INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4364296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Mylan Boulevard, Canonsburg, Pennsylvania, 15317
(Address of principal executive offices)(Zip Code)
(724) 514-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.01 per share	VTRS	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 26, 2020, the last business day of the registrant’s most recently completed second fiscal quarter: No established public trading market for the registrant’s common stock as of such date.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 22, 2021 was 1,207,082,624.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2020

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2020 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2020 Form 10-K, most of which are explained or defined below.

2003 LTIP	2003 Long-Term Incentive Plan
2014 Program	One-Time Special Performance-Based Five-Year Realizable Value Incentive Program adopted in February 2014
Abbott	Abbott Laboratories
AbbVie	AbbVie Inc.
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
Amgen	Amgen Inc. and Amgen Manufacturing Limited
AMP	Average Manufacturer Price
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
APIs	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
Aspen	Aspen Global Incorporated
ASU	Accounting Standards Update
BCA	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
BEAT	Base Erosion Anti-Abuse Tax
BIAM	Biosimilar Initial Advisory Meeting
Biocon	Biocon Ltd.
BPCIA	Biologics Price Competition and Innovation Act of 2009
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CAT	Competition Appeals Tribunal
CCPA	California Consumer Privacy Act of 2018
cGMP	Current Good Manufacturing Practices
CIA	Corporate Integrity Agreement, dated August 16, 2017, entered into between the OIG-HHA, Mylan Inc. and Mylan Specialty L.P.
CJEU	European Court of Justice
clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under the Code
CMA	Competition and Markets Authority
CMS	Centers for Medicare & Medicaid Services
CNS	Central Nervous System
Code	The U.S. Internal Revenue Code of 1986, as amended

Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub and Mylan II B.V., as guarantors, and certain dealers from time to time
Commission	European Commission
Contribution	Pfizer's contribution of the Upjohn Business to Viatris
COPD	Chronic obstructive pulmonary disease
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
DCGI	Drug Controller General of India
DEA	U.S. Drug Enforcement Agency
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPD Business	Prior to the EPD Business Acquisition, Abbott Laboratories non-U.S. developed markets specialty and branded generics business
EPD Business Acquisition	Mylan N.V.'s acquisition of Mylan Inc. and the EPD Business on February 27, 2015
EU	European Union
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
The Facility	The Novartis TOBI Podhaler® production facility in San Carlos, California
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority in the U.K.
FDA	U.S. Food and Drug Administration
Finco	Upjohn Finance B.V., a wholly owned financing subsidiary of Viatris
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2020
FKB	Fujifilm Kyowa Kirin Biologics Co. Ltd
FTC	U.S. Federal Trade Commission
GDPR	The EU’s General Data Protection Regulation

GILTI	Global intangible low-taxed income
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
GUK	Generics [U.K.] Limited
Gx	Generic drugs
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
HMOs	Health maintenance organizations
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976
INN	International NonProprietary Name
IPR	Inter Partes review
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IRS Ruling	The private letter ruling issued by the IRS to Pfizer with respect to the Combination, dated as of March 17, 2020
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations primarily in the following markets: Japan, Australia and New Zealand
LAMA	Long-acting muscarinic antagonist
Legacy Mylan Inc. Notes	The senior unsecured notes previously issued by Mylan Inc. and guaranteed by Mylan
Legacy Mylan Notes	The Legacy Mylan Inc. Notes, together with the Legacy Mylan N.V. Notes
Legacy Mylan N.V. Notes	The senior unsecured notes previously issued by Mylan and guaranteed by Mylan Inc.
LIBOR	London Interbank Offered Rate
LOE	Loss of exclusivity
maximum leverage ratio
Under our Revolving Credit Facilty, the maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreement

MDL	Multidistrict litigation
Momenta	Momenta Pharmaceuticals, Inc.
MPI	Mylan Pharmaceutical Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II, B.V.; a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Securitization	Mylan Securitization LLC
Mylan Supplemental Indentures	Supplemental indentures enteredin to by Viatris, Utah Acquisition Sub, Mylan II and Mylan Inc. on November 16, 2020 to assume and provide full and uncondtioanl guarantees of the Legacy Mylan Notes
NASDAQ	The NASDAQ Stock Market

NDA	New drug application
NHI	National Health Insurance of Japan
NHS	Nation Health Services
NOLs	Net Operating Losses
Note Securitization Facility	The note securitization facility entered into in August 2020 for borrowings up to $200 million
Novartis	Novartis AG
OIG-HHS	Office of Inspector General of the Department of Health and Human Services
OTC	Over-the-counter
PBM	Pharmacy benefit managers
PCAOB	Public Company Accounting Oversight Board
Pfizer	Pfizer Inc.
Pfizer Distribution Payments	Payments made by Pfizer using the proceeds of the $12 billion cash distribution to (a) repurchase Pfizer common stock, (b) make pro rata special cash distributions to its stockholders and/or (c) repay or repurchase debt (including principal, interest and associated premiums and fees) held by third party lenders
PPACA	Patient Protection and Affordable Care Act
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
QCE	Quality consistency evaluation
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2022
Respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
Restoration Plan	The Company’s 401(k) Restoration Plan
Revance	Revance Therapeutics, Inc.
Revance Collaboration Agreement	A collaboration agreement in which the Company and Revance will collaborate exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®
RICO	Racketeer Influenced and Corrupt Organizations Act
ROU asset	Right-of-use asset
RSUs	The Company's unvested restricted stock unit awards
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDA	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
SG&A	Selling, general and administrative expenses
SOFR	Secured overnight financial rate
Strides Arcolab	Strides Arcolab Limited
Tax Act	December 2017 U.S. Tax Cuts and Jobs Act

Tax Matters Agreement
The agreement entered into by Pfizer and Viatris in connection with the Separation and the Distribution that governs the parties’ respective rights, responsibilities and obligations with respect to taxes, including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution or certain related transactions to qualify as tax-free transactions

Tax Opinion	The tax opinion issued by Pfizer’s tax counsel, David Polk & Wardwell LLP, with respect to the Combination
Term Loan Agreement	A $600 million delayed draw term loan agreement Viatris entered into in June 2020
2016 Term Facility	Term credit facility entered into on November 22, 2016 among Mylan N.V., as borrower, Mylan Inc., as a guarantor, certain lenders and Goldman Sachs Bank USA, as administrative agent
Teva	Teva Pharmaceutical Industries Ltd.
Theravance Biopharma	Theravance Biopharma, Inc.
TSA	Transition service agreements
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Euro Notes	Senior unsecured notes denominated in euros and issued by Upjohn Finance B.V. pursuant to an indenture dated June 23, 2020
Upjohn Senior Notes	The Upjohn U.S. Dollar Notes together with the Upjohn Euro Notes
Upjohn U.S. Dollar Notes	Senior unsecured notes denominated in U.S. dollars and issued by Upjohn Inc. pursuant to an indenture dated June 22, 2020
URP	Universal reimbursement pricing
Utah Acquisition Sub	Utah Acquisition Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Viatris
VA	Department of Veterans Affairs
VBP	Volume-based procurement
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
Viatris Board	The board of directors of Viatris Inc.
Viatris Bylaws	The amended and restated bylaws of Viatris Inc.
Viatris Charter	Amended and restated certificate of incorporation of Viatris Inc.
Viatris Supplemental Indentures	Supplemental indentures entered into by Viatris, Upjohn Finance B.V., Utah Acquisition Sub, Mylan II, and Mylan Inc. on November 16, 2020, to provide for full and unconditional guarantees of the Upjohn Senior Notes by Utah Acquisition Sub, Mylan II and Mylan Inc.

PART I
ITEM 1.Business
About Viatris
Viatris is a global healthcare company formed in November 2020 through the combination of Mylan and the Upjohn Business whose mission is to empower people worldwide to live healthier at every stage of life. By integrating the strengths of these two businesses, including our global workforce of approximately 45,000 employees and contractors, Viatris aims to deliver increased access to affordable, quality medicines for patients worldwide regardless of geography or circumstance. Viatris brings together industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generic, complex generic and biosimilars. Viatris operates approximately 50 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
On November 16, 2020, Viatris, formerly known as Upjohn, Mylan and Pfizer consummated the combination of Mylan with the Upjohn Business through a Reverse Morris Trust transaction. In accordance with the terms and conditions of the BCA and SDA, (1) Pfizer contributed the Upjohn Business to Viatris (the “Contribution”), so that the Upjohn Business was separated from the remainder of Pfizer’s businesses (the “Separation”), (2) following the Separation, Pfizer distributed, on a pro rata basis (based on the number of shares of Pfizer common stock held by holders of Pfizer common stock as of the record date of November 13, 2020 (the “Record Date”)), all of the shares of Viatris common stock held by Pfizer to Pfizer stockholders as of the Record Date (the “Distribution”), and (3) immediately following the Distribution, Viatris and Mylan engaged in a strategic business combination transaction (the “Combination” or the “Upjohn Combination”). In addition, pursuant to the SDA and immediately prior to the Distribution, Viatris made a cash payment to Pfizer equal to $12 billion as partial consideration for the Contribution. As a result of the Combination, Viatris holds the combined Upjohn Business and Mylan business. Upon completion of the Distribution and the Combination, holders of Pfizer’s common stock as of the Record Date owned approximately 57% of the outstanding shares of Viatris common stock, and former Mylan shareholders owned approximately 43% of the outstanding shares of Viatris common stock, in each case on a fully diluted, as-converted and as-exercised basis. In connection with the Combination, on November 16, 2020, Mylan merged with and into Mylan II B.V., a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, pursuant to and in accordance with the BCA. As a result of such merger, Mylan ceased to exist as a separate legal entity. In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
Prior to the Separation, the legacy Upjohn Business historically received support services from Pfizer. In connection with the Separation and Combination, Viatris entered into several agreements with Pfizer or its subsidiaries, including among others, transition services and the manufacturing and supply agreements, which in general provide for the performance of certain services or obligations by each of Pfizer and Viatris for the benefit of each other for initial transitional periods following the Combination. Following the transitional periods or upon Viatris’ exit of the services prior to expiry of such periods, Viatris will need to absorb, replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which it no longer has access under the transitional agreements. For additional information, see “Risk Factors – Viatris could incur operational difficulties or losses if we are unable to obtain the same types and level of services and resources that historically have been provided to the legacy Upjohn Business by Pfizer, if Pfizer is unable to perform under the agreements entered into as part of the Combination or if we are required to make payments to Pfizer pursuant to indemnities agreed to as part of the Combination.”
Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2020. Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2020 and do not reflect the impact of the global restructuring program.
Organization
Upjohn was incorporated in Delaware on February 14, 2019 as a wholly-owned subsidiary of Pfizer to operate the Upjohn Business. Effective as of November 16, 2020, Upjohn changed its name to “Viatris Inc.” and became the parent entity of the combined Upjohn Business and Mylan business.

The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which included 20 primarily off-patent solid oral dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®.
Mylan was founded in 1961 as a privately-owned company and grew over time into one of the largest manufacturers of generic drugs in the U.S. Mylan became a publicly traded company in 1973. Mylan’s strategy then led to many acquisitions which have played a significant role in the evolution of the company, including Matrix Laboratories Limited (2007); Merck KGaA’s generic and specialty pharmaceutical business (2007); the EPD Business (2015) and Meda AB (publ.) (2016). These acquisitions assisted in creating robust research, manufacturing, supply chain and commercial platforms on a global scale; substantially expanding its portfolio of medicines; diversifying by geography, product type and channel; maintaining its commitment to quality; and cultivating its global workforce.
Since the consummation of the Combination, the Viatris management team has been focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other stakeholders. This includes embarking on our previously disclosed significant global restructuring program, additional details were announced on December 11, 2020 and February 25, 2020.
Business Model and Operations
At Viatris, we see healthcare not as it is, but as it should be. We act courageously and are uniquely positioned to be a source of stability in a world of evolving healthcare needs. Viatris empowers people worldwide to live healthier at every stage of life. We do so via:
ACCESS
Providing high-quality, trusted medicines, regardless of geography or circumstance. We are committed to improving access to high-quality medicines while working to ensure a reliable supply so patients can get the treatments they need, when and where they need them. Our global portfolio, supported by our science, medical and manufacturing expertise, delivers global iconic and key brands, complex generics, biosimilars, and generics.
LEADERSHIP
Advancing sustainable operations and innovative solutions to improve patient health. Viatris is committed to providing steady leadership in a world that is constantly evolving. We take that commitment seriously and know that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. We know what it takes to reach more patients with more products, and believe that Viatris is uniquely positioned to make a difference through our:
•Powerful global operating platform, which combines what we believe to be best-in-class manufacturing and supply chain capabilities. We have more than 50 manufacturing facilities producing oral solid doses, injectables, complex dosage forms and APIs in 15 countries on five different continents, which mitigates risk of disruption in any given part of the world. Through our commitment to advancing sustainable operations, we work to systematically and diligently minimize our environmental footprint across the Viatris network. Our integrated, comprehensive approach focuses on managing our water, air emissions, waste, climate change and energy impact.
•Robust global technical resources, including more than 2,500 scientists, more than 1,000 regulatory experts and more than 600 medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.

•Strong global commercial team, including more than 13,000 sales team members and more than 1,100 marketing professionals whose goal is to ensure that products are shipped globally to more than 60,000 customers.
•Diverse and differentiated global portfolio includes products in more than 10 major therapeutic areas, including both infectious diseases and non-communicable diseases and medicines that treat 9 out of 10 of the World Health Organization’s leading causes of death. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high quality and affordable ARVs in more than 100 countries. We also are a leading provider of biosimilars globally, with regulatory approvals for biosimilars in more than 85 countries in the areas of oncology, immunology, endocrinology, ophthalmology and dermatology.
We believe that Viatris’ global leadership in all of these areas uniquely positions us to efficiently and effectively serve patients regardless of geography or circumstance. Together, with our commitment to provide access to a sustainable, affordable, and diverse portfolio of high-quality medicines and our goal to be a Partner of Choice™ for companies big and small, Viatris works to improve access and meet evolving healthcare needs around the world.
PARTNERSHIP
We have a strong history of partnering with other pharmaceutical companies, nonprofit organizations, government agencies, policymakers, trade associations and alliances, industry researchers and patient advocacy groups. In fact, in 2019, we collaborated with more than 60 associations worldwide on global public health issues. Our key collaborations focus on access to medicine; public awareness and disease screening; and healthcare provider education and support.
Collaboration and Licensing Agreements

We periodically enter into commercial collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Doing so helps us share risks and costs, leverage strengths and scale up commercialization. The result often is that medicines become available sooner and to a significantly larger group of patients.
Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biosimilar compounds, insulin analog products and respiratory products, among other complex products. Refer to Note 18 Collaboration and Licensing Agreements included in Part II. Item 8 of this Form 10-K for more information.
Global Healthcare Gateway™

As the world’s healthcare needs evolve, our Global Healthcare Gateway™ offers partners ready access to expanded markets through an innovative global infrastructure that connects people around the world to the high quality medicines and services they need. Powered by our best-in-class manufacturing, scientific and legal expertise and proven commercial capabilities with unparalleled reach, the Global Healthcare Gateway™ paves the way for Viatris to be the Partner of Choice™ for those looking to expand access to their assets, empowering more people worldwide to live healthier at every stage of life.
Operations

We have developed end-to-end experience across the total product life cycle, which includes global regulatory licensing, launch, growth and post-approval lifecycle management. Our research, development and medical platform seeks to maximize the impact of our existing product portfolio by examining whether there is an opportunity for new indications, label extensions, product formulations, and market registrations for our products. We also use our platform to determine whether there is an opportunity to integrate new products into our portfolio.
The manufacturing of APIs and finished dosage forms is performed by a combination of internal and external manufacturing operations, with much of our manufacturing being vertically integrated; this means we produce many of our own APIs and finished dosage forms. Occasionally, however, resources we need are available from only a single supplier. Like many pharmaceutical companies, we supplement our production footprint through arrangements with other manufacturers.

The Company’s significant manufacturing, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, certain E.U. countries, including Ireland, India, Japan and China. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
We believe all our facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for the current operations.
Facilities and records related to our products are subject to periodic inspection by the FDA, the EMA and other regulatory authorities in jurisdictions where our products are marketed. In addition, authorities often conduct pre-approval plant inspections to determine whether our systems and processes comply with current GMP and other regulations, and clinical-trial reviews to evaluate regulatory compliance and data integrity. Our suppliers, contract manufacturers, clinical trial partners and other business partners are subject to similar regulations and periodic inspections. The Company remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.
We are committed to environmentally responsible conduct and have policies and procedures to support our work to systematically and diligently minimize our environmental footprint. Our integrated, comprehensive approach focuses on managing our water, air emissions, waste, climate change and energy impact. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.
Customers and Marketing
Numbering more than 60,000, our customers include retail and pharmacy establishments, wholesalers and distributors, payers, insurers and governments, and institutions such as hospitals; among others. See “Channel Types” below for more information about our customers.
The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2020, 2019 and 2018.

	Percentage of Consolidated Net Sales
	2020	2019	2018
McKesson Corporation	13%	15%	12%
AmerisourceBergen Corporation	10%	9%	8%
Cardinal Health, Inc.	8%	8%	8%
As a result of the Combination, we estimate that the percentages to our significant customers could change in future periods.
We serve our customers through a team of approximately 14,000 sales and marketing professionals, all of whom are focused on establishing Viatris as our customers’ partner of choice. To best meet customers’ needs, the Company manages its business on a geographic basis.
In addition to being dynamic, the pharmaceutical industry is complex. How it functions, how it is regulated and how it provides patients access varies by location. Similarly, competition is affected by many factors. Examples of factors include innovation and development, timely approval of prescription drugs by health authorities, manufacturing capabilities, product quality, marketing effectiveness, portfolio size, customer service, consumer acceptance, product price, political stability and the availability of funding for healthcare.
Certain parts of our business also are affected by seasonality, e.g., due to the timing and severity of peak cough, cold and flu incidence, which can cause variability in sales trends for some of our products. While seasonality may affect quarterly comparisons within a fiscal year; it generally is not material to our annual consolidated results.
For these and other reasons, the Company’s sales and marketing efforts vary accordingly by product, market and channel type, each of which is described below.

See the Application of Critical Accounting Policies section in Part II. Item 7 of this Form 10-K for more information related to customer arrangements.
Products
From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. We also offer support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health. We offer a broad and diverse range of treatment options across all our therapeutic areas, with many categories containing several products in a range of dosage forms, formulations and delivery systems that allow physicians to tailor care for optimal treatment.
Viatris markets prescription brand drugs, generic drugs, complex generics, biosimilars and APIs.
Brand drugs typically are prescription pharmaceuticals that are sufficiently novel as to be protected by patents or other forms of exclusivity. As such, these drugs, which bear trade names, may be produced and sold only by those owning the rights, subject to certain challenges that other companies may make. Developing new medicines can take years and significant investment. Only a few promising therapies ever enter clinical trials. Fewer still are approved for sale by health authorities, at which point marketing to healthcare providers and consumers begins. Because patents and exclusivities last many years, they serve as an incentive to developers. During the periods protected, developers often recoup their investments and earn a profit. In many high-income countries, the brand business often is characterized by higher margins on lower volumes - especially as compared with generic manufacturers. Viatris has numerous branded drugs, including iconic brands as well as several global key brands to help patients manage their health. Brand drugs include branded generics which are off-patent products that are sold under an approved proprietary name for marketing purposes. Brand products often become branded generics once patent protections or other forms of exclusivity expire. Branded generic products are common in many countries outside the U.S., including emerging markets. Brand product and branded generic products are more sensitive to promotion than are unbranded generic products. They therefore represent the primary focus of most of our sales representatives and product-level marketing activity. Our OTC products, which are sold directly to consumers without a prescription and without reimbursement, are generally sold under a brand name
Generic drugs are therapeutically equivalent versions of brand drugs. Generics generally become available once the patents and other exclusivities on their branded counterparts expire. The generics business is generally characterized by lower margins on higher volumes of a relatively large number of products. Our generic medicines, which include complex and branded generics, work in the same way and provide the same clinical benefits as their as their brand-name counterparts and may cost less, providing patients and the healthcare system important savings and medicine options which we believe are essential to making healthcare accessible. The manufacturing of generic medicines is held to the same standards of GMP by health authorities as the manufacturing of branded medicines. National health authorities inspect our facilities around the world to ensure that generic manufacturing, packaging and testing sites pass the same quality standards as those of brand drugs. Gx products typically are sold under their INNs. INNs facilitate the identification of pharmaceutical substances or APIs. Each INN is unique and globally recognized. A nonproprietary name also is known as a generic name.
Complex generic drugs are generic medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including our Wixela® Inhub®, the first generic of ADVAIR DISKUS® and glatiramer acetate injection, a generic version of Copaxone®, for example.
Biosimilars are approved by regulatory authorities as highly similar to the originally approved brand version with no clinically meaningful differences in safety or efficacy. Biosimilar versions are increasingly available as therapeutic alternatives for patients facing many serious diseases, including diabetes, autoimmune disorders and multiple cancers. We offer one of the industry’s largest and most diverse global biosimilars franchises with approximately 150 marketing authorizations in over 85 countries focused on the areas of oncology, immunology, endocrinology, ophthalmology and dermatology. These vital products can help increase access for current and future patients while supporting the sustainability of healthcare systems, and we continue to invest in bringing more to market, as we believe more than two-thirds of the products we will launch in the coming years will be either complex generics or biosimilars. Biosimilars often are marketed under a brand-name. Viatris offers one of the industry’s largest and most diverse global biosimilars franchises, including Fulphila®, Ogivri®, and Hulio™.
APIs are responsible for the therapeutic effects of medicines. We are one of the world’s largest producers of APIs, providing them to customers in more than 100 countries. We are the leading producer of API used in generic antiretrovirals, which treat HIV/AIDS. We also produce API for products in the following areas: antibacterial; central nervous system agents; antihistamines/antiasthmatics; cardiovascular, antivirals; antidiabetics; antifungals; and proton pump inhibitors. Our API is sold through a dedicated sales and marketing team primarily to pharmaceutical companies throughout the world.

Viatris invests significant sums in R&D and in manufacturing capacity. We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities.
Market Types
Viatris focuses its sales and marketing efforts on the people who make key decisions around pharmaceutical prescribing, dispensing or buying. Decision-makers vary by country or region, reflecting law and custom, giving rise to different types of pharmaceutical markets. Many countries feature a mix of or hybrids of various market types, though the Company may focus on just one type.
In prescription markets, physicians decide which medicines patients will take. Pharmacies then dispense the products as directed. Drug companies employ sales forces to educate doctors about the clinical benefits of their products. Representatives call on individual doctors or group practices; the process is known as detailing. Examples of countries served by Viatris that are mainly prescription markets are U.S. brand business, Japan, China, Russia, Turkey, Poland and Mexico.
In substitution markets, pharmacists generally are authorized (and in some cases required) by law to dispense an unbranded or branded generic, if available, in place of a brand-name medicine, or vice versa. Drug companies may use sales forces in these markets too, with representatives calling on and educating pharmacy personnel about their organization and products. Examples of countries served by Viatris that are mainly substitution markets are France, Italy, Spain, Portugal and Australia.
In tender markets, payers, such as governments or insurance companies, negotiate the lowest price for a drug (or group of drugs) on behalf of their constituents or members. In exchange, the chosen supplier’s product is placed on the payer’s formulary, or list of covered prescriptions. Often, a supplier’s drug is the only one available in an entire class of drugs. Large sales forces are not needed to reach these decision-makers. Examples of generic markets served by Viatris that are mainly tender markets are New Zealand, Sweden and South Africa.
In distribution markets, retailers and wholesalers make drug-purchasing decisions. Large sales forces are not needed to reach the decision-makers representing these organizations. Note, however, that pharmacists operating in distribution markets also may be authorized to make substitution decisions when dispensing medicines. Examples of countries served by Viatris that are mainly distribution markets are the U.S. generics business, the U.K. and Norway.
The allocation of our sales and marketing resources reflects the characteristics of these different market types.
In the case of OTC products, consumers are the decision-makers. OTC products are commonly sold via retail channels, such as pharmacies, drugstores and supermarkets. This makes their sale and marketing comparable to other retail businesses, with broad advertising and trade-channel promotion. Consumers often are loyal to well-known OTC brands. For this reason, suppliers of OTC products, Viatris included, must invest the time and resources needed to build strong OTC brand names.
Channel Types
Viatris’ products make their way to patients through a variety of intermediaries, or channels.
Pharmaceutical wholesalers/distributors purchase prescription medicines and other medical products directly from manufacturers for storage in warehouses and distribution centers. The distributors then fill orders placed by healthcare providers and other authorized buyers.
Pharmaceutical retailers purchase products directly from manufacturers or wholesalers/distributors. They then sell them to consumers in relatively small quantities for personal use.
Institutional pharmacies address the unique needs of hospitals, nursing homes and other such venues. Among the services provided are specialized packaging, including for injectables and unit-dose products, for controlled administration.
Mail-order and e-commerce pharmacies receive prescriptions by mail, fax, phone or the internet at a central location; process them in large, mostly automated centers; and mail the drugs to the consumer.
Specialty pharmacies focus on managing the handling and service requirements associated with high-cost and more-complex drug therapies, such as those used to treat patients with rare or serious diseases.

Business Segments
Viatris reports segment information on the basis of markets and geography. In conjunction with the formation of Viatris, the Company has changed its reportable segments, from North America, Europe, and Rest of World, to Developed Markets, Greater China, JANZ, and Emerging Markets. This approach reflects the Company’s focus on bringing its broad and diversified portfolio of branded, complex generics, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our operations in countries with developing markets and emerging economies including countries in Asia, the Middle East, South and Central America, Africa and Eastern Europe, and also includes the Company’s ARV franchise.
Developed Markets
The Developed Markets segment comprises our operations primarily in North America and Europe. The Company’s business in North America is driven mainly by our operations in the U.S., where we are one of the largest providers of prescription medicines. The U.S. pharmaceutical industry is very competitive, and the primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, portfolio size, customer service, reputation and price. We rely on cost-effective manufacturing processes to meet the rapidly changing needs of our customers around a reliable, high quality supply of generic pharmaceutical products. Europe, where many governments provide healthcare at a low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels, continues to be a highly competitive market, especially in terms of pricing, quality standards, service levels and product portfolio. Our leadership position in a number of countries provides us a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Influvac®, Wixela™ Inhub™, and the EpiPen® Auto-Injector.
New product launches are an important growth driver. Important recent launches include Dimethyl Fumarate, Mesalamine extended release capsule, Trastuzumab injection, and Fludrocortisone.
While our U.S. customer base is extensive, it increasingly comprises a small number of very large firms as the pharmaceutical industry continues to undergo tremendous change and consolidation. Viatris is well positioned to serve such customers - in the U.S. and elsewhere - due to the scale we have built in terms of R&D, API and finished-dosage-form manufacturing, and portfolio breadth.
Greater China
The Greater China segment now includes our operations in mainland China, Taiwan and Hong Kong. Since the closing of the Combination, the Viatris Greater China portfolio is predominantly branded LOE products. Our products compete in both the hospital segment, where reimbursement is primarily funded by the government, and the retail pharmacy channel, which is mainly self-pay.
In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its third year and includes more than 150 molecules. All major Viatris brands are already included in the VBP molecule lists. We have re-balanced our business to expand our focus on the retail pharmacy and e-commerce channels while maintaining our focus on the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in hospital channel due to VBP. The URP policy will cap reimbursement of molecules at their VBP tender winning price, is expected to start in during 2021. URP will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and is expected to negatively impact our results of operations. For additional information, see “Risk Factors - We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.”
Significant products within the Greater China segment include Lipitor®, Norvasc®, and Viagra®.

JANZ
The JANZ segment consists of our operations in Japan, Australia and New Zealand. In Japan, the NHI regulates the pricing of pharmaceutical products to healthcare providers in the retail market. The Company sells products in Japan primarily through a network of wholesalers who then sell the products to doctors, hospitals and pharmacies. In Australia, the healthcare system is a mix of public and private healthcare sectors, with Medicare, Australia’s public healthcare system, covering most of the country’s medical costs. The Department of Health oversees healthcare governance, law, and policy while the various state and territory governments administer the system. Most prescription pharmaceutical products are subsidized under the pharmaceutical benefits scheme by the federal government. Pricing of reimbursed pharmaceutical products is regulated by the government and funded via the Medicare levy and through company and patient contributions. The Company sells products primarily through the wholesale system.
Significant products within the JANZ segment include AMITIZA®, Lipacreon®, Lyrica®, Norvasc®, and Effexor®. New product launches are an important growth driver. Important recent launches include Trastuzumab injection.
Emerging Markets
The Emerging Markets segment encompasses our operations in 82 countries with developing markets and emerging economies including countries in Asia, the Middle East, South and Central America, Africa and Eastern Europe. The Emerging Markets segment also includes the Company’s anti-retroviral franchise. Many countries in this segment are brand-focused, and generic penetration is low. Among our products sold in the segment are Lipitor®, Lyrica®, Norvasc®, Celebrex®, and anti-retrovirals.
New product launches are an important growth driver. New products sold in the Emerging Markets segment in 2020 includes Remdesivir.
Refer to Note 15 Segment Information included in Part II. Item 8 of this Form 10-K for more information about our segments.
Government Regulation
Regulation by governmental authorities is a significant factor in the R&D, manufacture, marketing, sales and distribution of pharmaceuticals. Human therapeutic products are subject to rigorous preclinical and clinical testing to gather data to support approval, which requires extensive data and information; manufacturing is conducted under exacting conditions governed by extensive regulation; and post-approval activities, such as advertising and promotion and pharmacovigilance, are subject to extensive regulation.
The lengthy process of developing products and obtaining required approvals and the continuing need for post-approval compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review and inspection, which can lead to the discovery of previously unknown problems with products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.
Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit-sharing payments.
Other Regulatory Requirements
Our business is subject to a wide range of various other federal, state, non-governmental, and local agency rules and regulations. They focus on fraud and corruption, pricing and reimbursement, data privacy, and the environment, among many other considerations. For more information about certain of these regulations and the associated risks we face, see Part I. Item 1A. “Risk Factors” of this Form 10-K.
Research and Development

Our R&D organization, which includes researchers and regulatory and clinical experts, numbers more than 2,000 people who work collaboratively across our 12 different R&D centers around the world, including 10 technology-focused development sites and 2 global R&D centers.

Our research, development and medical platform seeks to deliver new product opportunities (brand, complex generic, biosimilar and generic) across all of our markets and to develop new expanded opportunities for products in our existing portfolio. Our product pipeline includes a variety of dosage forms. While committed to generics and specialty products, over the last several years, a greater portion of our investments has been focused on complex or difficult-to-formulate products, such as biosimilars, than on commodity products, such as conventional oral solid dosage forms.

Collectively, the investments in all our research efforts represent more than 2,000 products under development or pending approval around the world.

Intellectual Property
We consider the protection of our intellectual property rights to be extremely valuable, and we act to protect them from infringement by third parties.
We have an extensive trademark portfolio and routinely apply to register key brand-name, generic, branded generic, biosimilar and OTC trade names in numerous countries around the world. Our registered trademarks are renewable indefinitely, and these registrations are properly maintained in accordance with the laws of the countries in which they are registered.
We also have an extensive patent portfolio and actively file for patent protection in various countries to protect our brand-name, generic, branded generic, biosimilar and OTC products, including processes for making and using them. We have more than 5,200 patents filed globally. For additional information, see Part I. Item 1A “Risk Factors - We rely on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights” of this Form 10-K.
Further, we have well-established safeguards in place to protect our proprietary know-how and trade secrets, both of which we consider extremely valuable to our intellectual property portfolio.
We look for intellectual property licensing opportunities to or from third parties, related not only to our existing products, but as a means for expanding our product portfolio.
We rely on the aforementioned types of intellectual property, as well as our copyrights, trade dress, regulatory exclusivities and contractual protections, to establish a broad scope of intellectual property rights for our product portfolio.
Human Capital
We work to advance responsible and sustainable operations and leverage our collective expertise and perspectives to empower people to live healthier at every stage of life, recognizing that our actions affect the stakeholders and communities we serve.

Our passionate and talented workforce is fundamental in bringing Viatris’ mission to life. Together, we are creating a performance-driven, highly engaging and inclusive culture with colleagues united by a shared purpose, a dedication to excellence and a mutual respect for one another that enables us to fully realize the potential of this new enterprise.

Talent, training and development
The careers of our colleagues make a difference in the lives of patients around the world, and we want those careers to make a difference in their own lives as well. We provide tools and resources to help colleagues reach new heights. We are committed to cultivating and acquiring talent, developing capabilities and driving performance. We are systematically reviewing and developing structures, programs and processes to support colleagues’ professional development and ensure that Viatris contains the appropriate competencies to support our mission.

Diversity and inclusion
Diversity and inclusion, including understanding and embracing what makes individuals unique, are essential to Viatris’ mission. The diversity we foster in all aspects of our business can be one of our greatest strengths in redefining healthcare not as it is, but as it should be.

Viatris strives to create a positive, productive work environment where integrity, dignity and mutual respect for all are valued. We are an equal opportunity employer and discrimination and harassment are strictly prohibited. Together, we are building a highly inclusive organization and our goal is to provide a safe, supportive community where employees feel they belong and can use their unique experiences, perspectives and skills to make a difference in the lives of others.

As a new company spanning nearly every corner of the world, we are energized by the diversity of our workforce. We are bringing together colleagues and allies with common interests and diverse experiences in voluntary networks called employee resource groups.

Employee wellbeing and safety
Viatris is committed to providing a safe and healthy workplace for our employees, contractors and visitors. In addressing the COVID-19 pandemic and helping meet urgent global health needs, tens of thousands of dedicated Viatris employees across the world worked to help ensure a stable supply of much needed treatments.

Because protecting the health and safety of our workforce remains paramount, we continue to align with government directives and the advice of relevant international, national and local health authorities at every Viatris facility around the world. Many of our colleagues are working in manufacturing facilities, where we have taken extra precautions to protect our site personnel and operations, including implementing social distancing measures, daily health assessments and split shifts where feasible. Others have traded their desks for kitchen tables and are juggling disrupted family schedules as well as work, like so many, during this time. We offer a wide range of benefits and programs that are locally customized to meet the unique needs of employees, and regularly offer advice and support to employees working from home.

Approach to restructuring
Viatris has commenced a global restructuring program intended to ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Any workforce actions taken as part of this restructuring program will be implemented in a way that is consistent with the company’s strong commitment to treating employees fairly and with respect.

Exchange Act Reports
Viatris maintains a website at Viatris.com where you can find certain reports and associated amendments that the Company files with the SEC in accordance with the Exchange Act. These filings will include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports.
We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.
The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A.Risk Factors
We operate in a complex and rapidly changing environment that involves risks, many of which are beyond our control. Our business, financial condition, results of operations, cash flows, ability to pay dividends, and/or stock price could be materially affected by any of these risks, if they occur, or by other factors not currently known to us, or not currently considered to be material. These risk factors should be read in conjunction with the other information in this Form 10-K, as well as our other filings with the SEC.
Our risk factors are organized into six categories: Combination, Strategic, Operational, Compliance, Finance and General.

Summary

Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in Part I, Item 1A.

•Combination Risks

◦The integration of the Upjohn Business with Mylan following the Combination, as well as our global restructuring program, may present significant challenges.
◦Viatris may not realize the anticipated benefits from the Combination or its global restructuring program.
◦Viatris could incur operational difficulties or losses if Pfizer is unable to perform under the agreements entered into as part of the Combination, if we are unable to obtain the same types and level of services and resources that historically have been provided to the legacy Upjohn Business by Pfizer, or if we are required to make payments to Pfizer pursuant to indemnities agreed to as part of the Combination.
•Strategic Risks
◦Our strategic initiatives, including our strategic alliances, may not achieve all intended benefits.
◦We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.
◦We have significant operations globally, which exposes us to the risks inherent in conducting our business internationally.
◦Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
•Operational Risks
◦Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.
◦Current and changing economic conditions may adversely affect our industry, business, partners and suppliers.
◦The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.
◦The use of legal, regulatory, and legislative strategies by both brand and generic competitors, including but not limited to “authorized generics” and regulatory petitions, may increase costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction, and could significantly reduce our revenue and profit.
◦If we are unable to successfully introduce new products in a timely manner, our future revenue and profitability may be adversely affected.
◦We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.
◦Even if our products in development receive regulatory approval, such products may not achieve expected levels of market acceptance.
◦The development, approval process, manufacture and commercialization of biosimilar products involve unique challenges and uncertainties, and our failure to successfully introduce biosimilar products could have a negative impact on our business and future operating results.
◦Our business is highly dependent upon market perceptions of us, our products and brands, and the safety and quality of our products and brands, as well as the effectiveness of our sales and marketing activities, and we may be adversely impacted by negative publicity or findings.
◦We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.
•Compliance Risks
◦We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
◦Our competitors, including branded pharmaceutical companies, and/or other third parties, may allege that we or our suppliers are infringing upon their intellectual property, including in an “at risk launch” situation, which could result in substantial monetary damages, impact our ability to launch a product and/or our ability to continue marketing a product, and/or force us to expend substantial resources in resulting litigation, the outcome of which is uncertain.
◦We are involved in various legal proceedings and certain government inquiries and may experience unfavorable outcomes of such proceedings or inquiries.
◦If we fail to comply with our corporate integrity agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs.
◦We are increasingly dependent on IT and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

•Finance Risks
◦Viatris’ future dividend payments cannot be guaranteed.
◦We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders
◦We have significant indebtedness, which could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
◦There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any future changes in estimates, judgments and assumptions used or necessary revisions to prior estimates, judgments or assumptions or changes in accounting standards could lead to a restatement or revision to previously issued financial statements.
◦Viatris could suffer additional losses due to asset impairment charges.

Combination Risks

The integration of the Upjohn Business with Mylan following the Combination, as well as our global restructuring program, may present significant challenges.

The combination of two independent businesses is a complex, costly and time-consuming process and there is a significant degree of difficulty inherent in the process of integrating the Upjohn Business and Mylan. These difficulties include:
•diversion of management’s attention from the ongoing operations of Viatris to integration and restructuring matters;
•the challenge of integrating the employees and business cultures of the Upjohn Business and Mylan;
•retaining existing customers and suppliers, or obtaining new customers and suppliers;
•risks associated with managing a larger and more complex company;
•the challenge and cost of integrating manufacturing, logistics, information technology, communications and other systems of the Upjohn Business and Mylan;
•the potential difficulty retaining key personnel and other employees of Mylan and the Upjohn Business;
•challenges in reducing reliance on certain transition services provided by Pfizer prior to the expiration of any period in which such services are provided; and
•reducing costs associated with the transition services provided by Pfizer.
In addition to integration activities with respect to Mylan and the Upjohn Business, on November 16, 2020, Viatris announced a significant global restructuring program in order to achieve specified synergies over the next four years, or sooner, and ensure the new company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. This Viatris restructuring program incorporates and expands upon a prior Mylan restructuring program. On December 11, 2020 and February 25, 2021, Viatris disclosed additional details related to this global restructuring program that may impact up to 20% of its global workforce and includes the closing, downsizing or divesting of up to 15 manufacturing facilities.
The process of integrating operations and implementing restructuring initiatives could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses. These integration and restructuring processes are ongoing and members of Viatris’ senior management are required to devote considerable amounts of time to these processes, which could decrease the time they have to manage and service Viatris’ businesses, and develop new products or strategies. There is no assurance that Viatris will be able to manage this integration or restructuring in the manner or on the timelines currently anticipated. If our senior management is not able to timely and effectively manage these integration or restructuring processes, significant business activities are interrupted, or there is a delay or inability to achieve anticipated integration or restructuring goals, Viatris may not be able to achieve its synergy targets and there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Viatris may not realize the anticipated benefits from the Combination or its global restructuring program.

Viatris is expected to realize synergies, growth opportunities, and other financial and operating benefits as a result of the Combination. Viatris’ success in realizing these benefits, and the timing of their realization, depends on the successful integration of the Upjohn Business with Mylan, as well as the success of our global restructuring program. See “The integration of the Upjohn Business with Mylan following the Combination, as well as our global restructuring program, may present significant challenges” above. Even if the integration and restructuring program are successful, we may not achieve these synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all. For example, the benefits from the Combination may be offset by significant costs incurred in connection with our global restructuring program and the Combination, including integration and post-closing costs, costs associated with our TSAs with Pfizer, and capital expenditures, which could be higher than currently estimated. The quantification of synergies expected to result from the Combination is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments, and the other risks described in these risk factors. In addition, our ability to achieve our synergy targets depends in large part on the successful implementation of the initiatives under our global restructuring program, which may not achieve their intended goals. The amount of synergies actually realized as a result of the Combination, if any, and the time periods in which any such synergies are realized, could differ materially from our current expectations and estimates, regardless of whether the two business operations are combined successfully. In addition, if key personnel and other employees depart because of issues relating to the uncertainty and difficulty of integration activities, Viatris’ ability to realize the anticipated benefits of the Combination could be reduced. If the integration or our global restructuring program are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits of the Combination, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Viatris could incur operational difficulties or losses if Pfizer is unable to perform under the agreements entered into as part of the Combination, if we are unable to obtain the same types and level of services and resources that historically have been provided to the legacy Upjohn Business by Pfizer, or if we are required to make payments to Pfizer pursuant to indemnities agreed to as part of the Combination.

In connection with the Combination, Viatris entered into several agreements with Pfizer or its subsidiaries, including among others, transition services and the manufacturing and supply agreements, which in general provide for the performance of certain services or obligations by each of Pfizer and Viatris for the benefit of each other for a transitional period following the Combination. If either party is unable to satisfy its obligations under such agreements in a timely manner or at all, or if the transitional agreements fail to provide for or cover certain essential services needed by Viatris during the applicable transitional period, we have limited recourse and could incur operational difficulties or losses or face liability.
In particular, the legacy Upjohn Business historically received benefits and services from Pfizer. Viatris no longer benefits from Pfizer’s services or business relationships to the extent not otherwise addressed in the definitive documents entered into in connection with the Combination. While Pfizer has agreed to provide certain transition services to Viatris for a transitional period following the Combination, such services may not provide benefits equivalent to the services provided when the Upjohn Business was operating as a part of Pfizer. Viatris may not be able to adequately replace resources formerly provided by Pfizer, or replace such services at the same or lower cost. Viatris may also need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which it no longer has access and may incur significant costs to replace such services. In addition, we may experience operational disruptions associated with ending the transition services that Pfizer has agreed to provide Viatris under the transition agreements as Viatris transitions off of and attempts to replace these services. Further, because Viatris is reliant on Pfizer for such services during the transitional period, any interruption, disruption or breach of Pfizer’s systems relating to such services, including information technology and information security systems, could have a material adverse effect on our business, financial condition and results of operations.
In connection with such transition services, Viatris and Pfizer agreed, among other things, that each of them will each bear 50% of the first $380 million of certain reasonable out-of-pocket costs incurred by Pfizer in connection with the services, with Viatris bearing all of such costs in excess of $380 million.
In addition, in connection with the Combination, Viatris agreed to indemnify Pfizer for certain liabilities. Any payments pursuant to these indemnities could be significant and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price. See “We are involved in various legal proceedings and certain government inquiries and may experience unfavorable outcomes of such proceedings or inquiries” below.

Viatris may be subject to significant U.S. tax liabilities, or be obligated to indemnify Pfizer for any such tax liability imposed on Pfizer and is subject to potentially significant restrictions that could limit its ability to undertake certain corporate actions (such as stock issuances or the undertaking of a merger or consolidation).

In connection with the Combination, Pfizer received the IRS Ruling and the Tax Opinion, each to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, will qualify as a tax-free “reorganization” within the meaning of Section 368(a)(1)(D) of the Code, the Distribution will qualify as a tax-free distribution within the meaning of Section 355 of the Code and the Pfizer Distribution Payments will qualify as money distributed to Pfizer creditors or stockholders in connection with the reorganization for purposes of Section 361(b) of the Code.
Although the IRS Ruling is generally binding on the IRS, the continuing validity of the IRS Ruling is subject to the accuracy of the factual representations made in the ruling request. An opinion of tax counsel neither binds the IRS nor precludes the IRS or the courts from adopting a contrary position. Accordingly, notwithstanding the IRS Ruling and Tax Opinion, there can be no assurance that the IRS will not assert a position contrary to one or more of the conclusions set forth herein and if the IRS prevails in such challenge, the U.S. federal income tax consequences of the Distribution, together with certain related transactions, to Pfizer, Viatris and the holders of Pfizer common stock could be materially different from, and worse than, the U.S. federal income tax consequences described below.
If the Distribution were determined not to have qualified for tax-free treatment under Section 355 of the Code, Pfizer would generally be subject to tax as if it sold the Viatris common stock in a transaction taxable to Pfizer, which could result in a material tax liability that, under certain circumstances, Viatris may be required to indemnify Pfizer against pursuant to the Tax Matters Agreement.
Even if the Distribution were otherwise to qualify as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the Code, the Distribution would be taxable to Pfizer (but not to Pfizer’s stockholders) pursuant to Section 355(e) of the Internal Revenue Code if there were a 50 percent or greater change in ownership of either Pfizer or Viatris, directly or indirectly, as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of Pfizer or Viatris common stock within the period beginning two years before the Distribution and ending two years after the Distribution are presumed to be part of such a plan, although Pfizer may be able to rebut that presumption. For purposes of this test, the Combination will be treated as part of a plan, but the Combination standing alone will not cause the Distribution to be taxable to Pfizer under Section 355(e) of the Code because holders immediately before the Distribution of Pfizer common stock directly owned more than 50 percent of Viatris common stock immediately following the Combination. Nevertheless, if the IRS were to determine that other acquisitions of Pfizer common stock or Viatris common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, such determination could result in the recognition of a material amount of taxable gain for U.S. federal income tax purposes by Pfizer under Section 355(e) of the Code. Under the Tax Matters Agreement, Viatris will be required to indemnify Pfizer against any taxes resulting from the Distribution or certain aspects of the Separation that arise as a result of Viatris’ breach of certain representations or covenants in the Tax Matters Agreement or certain other acts or omissions by Viatris, including certain actions that could result in Section 355(e) of the Code applying to the Distribution. If Viatris was required to indemnify Pfizer for taxes resulting from the Distribution or certain aspects of the Separation, that indemnification obligation could be substantial and could have a material adverse effect on Viatris, including with respect to our business, financial condition and results of operations.
In addition, the Tax Matters Agreement generally prohibits Viatris and its affiliates from taking certain actions that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions to Pfizer and its stockholders. Furthermore, unless an exception applies, for a two-year period following the date of the Distribution, Viatris and its subsidiaries may not:
•engage in transactions in which Viatris’ stock is acquired;
•engage in certain mergers or consolidations;
•discontinue the active conduct of the Upjohn Business;
•sell certain assets;
•redeem or repurchase any of Viatris’ stock (other than share repurchases permitted by the IRS Ruling); or
•amend the Viatris Charter or take any other action affecting the relative voting rights of any of its stock or stock rights.

If Viatris intends to take certain restricted actions, it must notify Pfizer of the proposal to take such action and either (a) obtain a ruling from the IRS or an unqualified opinion acceptable to Pfizer to the effect that such action will not affect the tax-free status of the Distribution and certain related transactions or (b) receive from Pfizer a waiver of such requirement. However, none of the receipt of an IRS ruling, an unqualified tax opinion or a waiver by Pfizer will relieve Viatris of any responsibility to indemnify Pfizer for tax-related losses resulting from such actions. As a result of these restrictions and indemnification obligations under the Tax Matters Agreement, Viatris may be limited in its ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests.
Strategic Risks

Our strategic initiatives, including our strategic alliances, may not achieve all intended benefits.

In addition to the integration and restructuring activities discussed above, we have entered into and continue to consider and evaluate various strategic transactions and business arrangements on an ongoing basis, including acquisitions, asset purchases, partnerships, collaborations, joint ventures, divestitures, product rationalization and investments. These transactions and arrangements may be material both from a strategic and financial perspective. There can be no assurance that we will be able to fully realize the expected benefits of any such transactions or arrangements. Furthermore, although our expectation is to engage in divestitures and product rationalizations only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets or products.
We have also entered into strategic alliances with partners to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We commit substantial effort, funds and other resources to these various collaborations, including with respect to the development of biosimilar products. There is a risk that the investments made by us in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the collaboration. In addition, we enter into agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. In addition, our Global Healthcare Gateway may not achieve all of its expected benefits.
The overall execution of a strategic initiative may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s and/or employee’s attention, among other potential adverse consequences. In addition, we may have to terminate a strategic alliance, or our collaboration partners may be unable to fulfill their collaboration obligations.
Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. The growth of overall healthcare costs has led governments and payors to implement new measures to control healthcare spending. As a result, we face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), volume-based procurement, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing. This international patchwork of price regulation and differing economic conditions and incomplete value assessments across countries has led to varying access to quality medicine in many markets and some third party trade in our products between countries and may have an adverse impact on the pricing of our products.
Many markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. If our bids do not win, we may not be able to participate in the given market or may lose out on market share. In addition, if customers to whom we supply API do not win their tender bids, the amount of API that we sell to them may be reduced. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Other markets may also consider the implementation of a tender system or have implemented, or plan to implement, government mandated price reductions and/or other forms of price controls. Even if a tender system or other price controls are ultimately not implemented, the anticipation of such could result in price reductions.
In China, pricing pressures have increased in recent years, and the Chinese government has also increased its focus on patient access and reimbursement for pharmaceutical medicines. For example, in 2013, China began to implement a QCE process for post-LOE products to improve the quality of domestically manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). In addition, VBP policy for post- LOE products is now in its third year and includes more than 150 molecules. While all major Viatris brands are already included in the VBP molecule list, historically we have had limited success in the bidding process and most contracts went to local Chinese generic companies. In addition, the bidding process has resulted in significant price cuts for the molecules included with some bidders reducing the price of their products by as much as 96% as they attempt to secure volumes on the Chinese pharmaceutical market. We expect pricing pressures on our products included in the VBP program to continue to increase as a result of these programs, and Viatris may be unable to successfully win contracts through these centralized procurement projects in the future. We have failed, and may continue to fail, to win bids due to various factors, including uncompetitive bidding prices. In addition, the URP policy will cap reimbursement of molecules at their VBP tender winning price. URP will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and is expected to negatively impact our results of operations.

Demand for our products also depends in part on the extent to which reimbursements are available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. These trends and other trends toward managed healthcare, the vertical consolidation among insurers, PBMs and pharmacies, and legislative healthcare reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Changes to Medicare and/or state Medicaid programs, or changes required in the way in which Medicare payment rates are set, the design of the Medicare Part D benefit, and/or the way Medicaid rebates are calculated, could adversely affect the payment we receive for our products. In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.
There has also been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing, as well as from international organizations like the United Nations, World Health Organization and Organization for Economic Cooperation and Development, in addition to intense publicity and scrutiny regarding such matters, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that some have deemed excessive. In particular, U.S. federal prosecutors have issued subpoenas to pharmaceutical companies, including Mylan, seeking information about their drug pricing practices, among other issues. The U.S. Congress has also conducted hearings with respect to drug pricing and members of Congress have sought information from certain pharmaceutical companies, including Mylan, relating to drug-price increases.
In addition, there have been legislation and legislative and regulatory proposals concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. In the U.S., in addition to new state transparency laws and the introduction of several federal pricing bills, several executive orders were signed and rules were issued in 2020 relating to drug pricing, some of which have been delayed and/or are the subject of litigation. These new orders and rules related to Medicare Part D rebate reform, providing discounted insulin and/or EpiPen® Auto-Injector to patients in Federally Qualified Health Centers, drug importation from Canada, and most favored nation pricing for Medicare. Although we expect to see continued focus in regulating pricing, we cannot predict what, if any, additional legislative or regulatory developments may transpire at the state or country level, particularly given a new administration and changes in control of Congress, or what the ultimate impact may be.
In the U.S., certain of these pressures are further compounded by increasing consolidation among wholesalers, retailer drug chains, PBMs, private insurers, managed care organizations and other private payors, which can increase their negotiating power, particularly with respect to our generic drugs. Please also refer to “A significant portion of our revenues is derived from sales to a limited number of customers.”
The international patchwork of price regulation, failing to win tenders, the implementation of price control systems, adverse legislation and regulation, the consolidation of our customers, or continued social or government pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Healthcare reform legislation could have a material adverse effect on our business.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the U.S., and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. While the ACA increased the number of patients who have insurance coverage for our products, it also included provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs. The ACA may be subject to revisions and modifications in the future. Further, Congress continues to consider drug pricing legislation that, if passed and signed into law, could impact companies’ ability to increase prices for products beyond the rate of inflation.
We are unable to predict the future course of federal or state healthcare legislation or reform, including temporary or permanent healthcare reform measures resulting from the COVID-19 pandemic or the outcome of challenges to such laws or reforms once passed. The ACA and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade.
Significant additional reforms to the U.S. or EU healthcare systems, or to the healthcare systems of other markets in which we operate, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have significant operations globally, which exposes us to the risks inherent in conducting our business internationally.

Our operations extend to numerous countries globally and therefore are subject to the risks inherent in this geographic scope. These risks include, but are not limited to:
•the impact of the COVID-19 pandemic;
•compliance with the national and local laws, regulations and customs of countries in which we do business, including, but not limited to, data privacy and protection, import/export and enforcement of intellectual property protections;
•less established legal and regulatory regimes in certain jurisdictions, including China, where the interpretation and enforcement of laws, rules and regulations may involve uncertainties and can be inconsistent;
•that litigation, administrative and court proceedings may be protracted, expensive and unpredictable;
•that governments in certain jurisdictions may favor local businesses and make it more difficult for foreign businesses to operate on an equal footing;
•increased uncertainties related to the enforcement of contracts with certain parties;
•compliance with a variety of U.S. laws including, but not limited to, regulations put forth by the U.S. Treasury’s Office of Foreign Assets Control, the Iran Threat Reduction and Syria Human Rights Act of 2012 and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and the Consumer Protection Act;
•changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare;
•changes in policies designed to promote foreign investment, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation;
•increased U.S. Congressional and executive branch scrutiny of overseas pharmaceutical manufacturing, including executive orders and policy proposals related to increasing U.S. production of pharmaceutical products and API;
•differing local product preferences and product requirements;
•adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets;
•changes in employment or labor laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate;
•local, regional and global restrictions on banking and commercial activities in certain markets, especially emerging markets;
•longer payment cycles and increased exposure to counterparty risk;
•volatility in international financial markets and increased foreign currency risk;
•risks and uncertainties related to the formal withdrawal of the U.K. from the EU, commonly referred to as Brexit, and the subsequent entry into a trade agreement that governs the U.K.’s relationship with the EU, including with respect to divergent national laws and regulations, import/export restrictions, delays in regulatory approvals and changes in pharmaceutical regulations governing marketing authorizations in the EU and the U.K., which could materially impact the way we conduct our operations in those markets;
•supply disruptions and increases in energy and transportation costs;

•increased tariffs on the import or export of our products or API, including on imports from China to the U.S. as a result of the escalation of trade tensions between the countries or otherwise;
•burdens to comply with multiple, changing and potentially conflicting foreign laws and regulations, including those relating to the environment, carbon emissions, health and safety, labor and human rights;
•natural or man-made disasters, including droughts, floods, earthquakes, hurricanes and the impact of climate change in the countries in which we or our partners and suppliers operate; and
•local disturbances, the outbreak of highly contagious diseases or other health epidemics (such as COVID-19), terrorist attacks, riots, social disruption, wars, or regional hostilities in the countries in which we or our partners and suppliers operate and that could affect the economy, our operations and employees by disrupting operations and communications, making travel and the conduct of our business more difficult, and/or causing our customers to be concerned about our ability to meet their needs.

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and the political or social stability in and/or diplomatic relations between any countries in which we or our partners and suppliers do business could meaningfully deteriorate.
The occurrence of any one or more of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Under U.S. GAAP provisions relating to business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:
•costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;
•liabilities assumed in purchase accounting;
•impairment of goodwill or intangible assets, including acquired IPR&D;
•amortization of intangible assets acquired;
•a reduction in the useful lives of intangible assets acquired;
•identification of or changes to assumed contingent liabilities, including, but not limited to, litigation reserves, contingent purchase price consideration including fair value adjustments, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;
•charges to our operating results to eliminate certain duplicative pre-acquisition activities, including exiting TSAs with Pfizer;
• significant costs to restructure our operations and to reduce our cost structure, including cost related to severance payments, plant shutdowns and costs to achieve anticipated synergies; and
•charges to our operating results resulting from expenses incurred to effect the acquisition.

A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred.
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we may, from time to time, sell assets that we determine are not critical to our strategy or execution. Future events or decisions may also lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

We applied purchase accounting to the Combination and determined that Mylan was the accounting acquirer in the Combination for purposes of applying purchase accounting to the acquired assets and assumed liabilities of the Upjohn Business in connection with the Combination.
The illegal distribution and sale by third parties of counterfeit versions of our products or of diverted or stolen products could have a negative impact on our reputation and our business.

The pharmaceutical drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the internet.
Third parties may illegally distribute and sell counterfeit versions of our products that do not meet our rigorous manufacturing and testing standards. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, unauthorized diversions of products or thefts of inventory at warehouses, plants, or while in-transit could result in improper storage or compromise product integrity and therefore adversely impact patient safety, our reputation, and our business.
Loss of sales or revenues, as well as public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting, diversion, or theft could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We face vigorous competition that threatens the commercial acceptance and pricing of our products.

The pharmaceutical industry is highly competitive. We face competition from other pharmaceutical manufacturers globally, some of whom are significantly larger than we are and have stronger, more well-established reputations than us. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:
•proprietary processes or delivery systems;
•larger or more productive R&D and marketing staff;
•larger or more efficient production capabilities in a particular therapeutic area;
•more experience in preclinical testing and human clinical trials;
•more products;
•more experience in developing new drugs; or
•greater financial resources.

We also face increasing competition from lower-cost generic products and other branded products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products may decline or stop growing over time, and may decline faster than has been projected. For example, the compound patent for Celebrex in Japan expired in November 2019, and generics entered the market in June 2020. In June 2019, Lyrica’s pediatric exclusivity in the United States expired, and multi-source generic competition commenced in the United States in July 2019. Additionally, over the next several years, some products may lose market exclusivity upon entry of generic products prior to patent exclusivity. For example, several companies launched a generic to Lyrica in Japan in December 2020 despite pending patent infringement litigation. The litigation remains ongoing and the patents expire in July 2022. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.
Generic competitors are also becoming more aggressive in terms of pricing in many of the regions in which Viatris operates. In China, for example, we face strong competition from certain generic manufacturers, which may result in price cuts and volume loss on some of Viatris’ branded products. We also face competition in the United States, the EU and other mature markets that have a robust generics market and favorable regulatory conditions for generics. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our branded sales.

In addition, certain of our products also face potential competition from products that may be developed in the future that could render our products uncompetitive or obsolete. For example, companies may develop medicines that treat the same indications targeted by our products, and these medicines could be more effective than our products or patients and physicians could prefer these medicines over our medicines. The introduction of these new competing products could also have a negative impact on product sales.
Other related factors that could affect our business include:
•Competitors’ products may also be safer, more effective, more effectively marketed or sold, or have lower prices or better performance features than ours;
•PBMs and other pharmaceutical manufacturers may utilize contracting strategies that could decrease generic utilization of or otherwise negatively impact our products;
•Vertical integration of pharmacies and large purchasing organizations or consolidation among distribution outlets; and
•Our sales may suffer as a result of changes in consumer demand for our products, including those related to fluctuations in consumer buying patterns tied to seasonality, willingness of customers to switch among products of different pharmaceutical manufacturers, importation by consumers or the introduction of new products by competitors.

The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
A relatively small group of products may represent a significant portion of our revenues, net sales, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For the years ended December 31, 2020 and 2019, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 23% and 23%, respectively, of the Company’s net sales. In the future, we expect that the mix of our top products will change and the concentration of sales for those top products will increase as a result of the Combination. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.
Operational Risks

Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.

Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our workforce, suppliers, vendors, business partners, distribution channels, customers and patients. As the rate of infection remains high in many countries, including the U.S., attempts continue to be made to reduce the spread of COVID-19, including quarantines, vaccination programs, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak of the disease and actions to slow its spread have created significant uncertainty, economic volatility and disruption, and increased unemployment, which have impacted and may continue to impact our business operations and have materially adversely affected and may continue to materially adversely affect our workforce and business operations as well as our financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.
While our business operations are currently considered essential based on current government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many of our administrative offices have been operating under work from home protocols, which are expected to continue at least through mid-2021. In addition, certain programs or incentives implemented to ensure employee health and safety, such as subsidized testing, hazard pay, sick leave and bonus payments, have increased our operating costs. Extended changes in work conditions, including work from home protocols, could strain our business continuity plans, reduce productivity and morale, or introduce operational risk, including but not limited to increased cybersecurity risk. For example, remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts and malware attacks that seek to exploit the COVID-19 pandemic.
Additionally, we have taken extra precautions at our manufacturing facilities to aid in the protection of on-site personnel and operations, including the implementation of social distancing guidelines, daily health assessments of on-site personnel and split shifts where feasible. If we experience an increase in reported illnesses or quarantining at any of our facilities, including critical manufacturing sites, it is possible that such facilities may need to close for an extended period of time, which could negatively affect our ability to produce, ship, and supply products to our customers and would impact our business and financial results.
In addition, customer-facing field operations have moved to a remote engagement model and global restrictions have been placed on travel and in-person meetings. A remote engagement model may not be as successful as in-person meetings and could result in lower sales of products, particularly new products. We have also taken steps to protect the safety of study participants, employees and staff at clinical trial sites while continuing to ensure regulatory compliance and scientific integrity of trial data.
COVID-19 and related responsive measures have also made, and may continue to make, it difficult for us, our partners or suppliers to source and manufacture products in, and to export our products from, certain affected areas. In addition, we have faced, and may continue to face, delays or difficulty sourcing certain products or raw materials, including APIs. Even if we are able to find alternate sources for such products or raw materials, they may cost more. In addition, we have experienced and may continue to experience increased shipping and freight costs, as well as delays in shipping. These factors have materially adversely affected and could continue to materially adversely affect our ability to produce, ship, and supply products, which could negatively impact our customer relationships, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price, or result in negative publicity and reputational harm.
Lower retail pharmacy demand, as well as some patients, doctors and hospitals delaying or foregoing routine doctor and hospital visits and elective medical procedures, has led and could continue to lead to decreased demand for certain of our products, which has negatively impacted our sales, results of operations and financial results. At the same time, we have experienced, and could continue to experience, unpredictable increases in demand for certain of our products, which could exceed our capacity to meet such demand and negatively impact our customer relationships, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Health regulatory agencies globally may also experience disruptions in their operations and greater regulatory uncertainty as a result of the COVID-19 pandemic. For instance, the FDA has announced its intention to temporarily postpone certain inspections of domestic and foreign manufacturing facilities. The FDA and comparable foreign regulatory agencies may have slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, approval of new products and other timelines important to our business may be materially impacted, which could delay our new product launches and have a material adverse effect on our business.
In addition, our continued access to external sources of liquidity depends on multiple factors, including the condition of debt capital markets, our operating performance, and maintaining strong credit ratings. Also, the continuing impact of the COVID-19 pandemic could lead to our customers or suppliers having liquidity problems that could negatively impact our ability to collect cash on our receivables and/or negatively impact our ability to get inventory and materials. If the impacts of the pandemic create further disruptions or turmoil in the financial markets or customer or supplier liquidity issues, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt, which could negatively impact our results of operations and financial position.
The extent to which the COVID-19 pandemic will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in these risk factors, any of which could have a material adverse effect on us, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Current and changing economic conditions may adversely affect our industry, business, partners and suppliers.

The global economy continues to experience significant volatility, and the economic environment may become less favorable. Economic volatility, governmental financial restructuring efforts and evolving deficit and spending reduction programs could negatively impact the global economy and the pharmaceutical industry. This has led, or could lead, to reduced consumer and customer spending, reduced or eliminated governmental or third-party payor coverage or reimbursement or reduced spending on healthcare, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, patients and customers reduce spending or purchases, or if governments or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals or impose price or other controls adversely impacting the price or availability of pharmaceuticals (whether for generics, branded products or both). In addition, reduced consumer and customer spending, reduced government or third-party payor coverage or reimbursement, or new government controls, may drive us and our competitors to decrease prices, may reduce the ability of customers to pay, or may result in reduced demand for our products.

The occurrence of any of these risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Failure to comply with applicable environmental and occupational health and safety laws and regulations worldwide could adversely impact our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

We are subject globally to various laws and regulations concerning, among other things, the environment, climate change, water, chemicals and employee safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials and wastes, including the discharge of regulated materials and emissions into the environment. We are also subject to related permitting, record-keeping, reporting and registration requirements. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws, regulations and permits and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire or lease, we could be liable for cleanup or remediation obligations, damages and fines or have relevant permits, authorizations or registrations modified or revoked. In addition, any non-compliance with environmental and occupational health and safety laws and regulations and permits, or emissions into the environment, whether actual or perceived, may result in significant reputational damage. The substantial unexpected costs we may incur could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. Environmental and occupational health and safety laws and regulations are also complex and subject to change, and our related capital expenditures and costs for compliance may increase substantially in the future as a result of such changes, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended or we may lose the ability to purchase or use certain materials, or face restrictions on the amounts of materials we may use or purchase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.

The pharmaceutical industry is subject to regulation by various governmental authorities in the jurisdictions in which we operate, including the U.S., EU, China and India. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. We are committed to conducting our business, including the sale and marketing of our products, in compliance with all applicable laws and regulations. These laws and regulations, however, are numerous and complex and it is possible that a governmental authority may challenge our activities, or that an employee or agent could violate these laws and regulations without our knowledge. Failure to comply with these laws and regulations could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, exclusion from U.S. federal healthcare reimbursement programs, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
The safety profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If such regulatory authorities become aware of new safety information about any of our marketed or investigational products, those authorities may require further inspections, enhancements to manufacturing controls, labeling changes, establishment of a risk evaluation and mitigation strategy or similar strategy, restrictions on a product’s indicated uses or marketing, or post-approval studies or post-market surveillance. In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Supply Chain Security Act in the U.S., the Falsified Medicines Directive in the EU and several other such regulations in other countries that require us to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations has in the past and may in the future result in increased expenses for us or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.
In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes and Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry. We believe that Viatris’ strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are currently aligned with the Chinese government’s policies, but they may in the future diverge, requiring a change in such strategies. Any such change may result in increased compliance costs to us or cause delays in or prevent the successful research, development, manufacturing or commercialization of our products in China, result in the loss of required licenses and permits or the suspension or termination of Viatris’ activities in China.
The FDA and comparable foreign regulatory authorities also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and similar regulators in other countries. Products must be manufactured in our facilities in accordance with cGMP or similar standards in each territory in which we manufacture. Compliance with such regulations and with our own quality standards requires substantial expenditures of time, money, and effort in multiple areas, including training of personnel, record-keeping, production, and quality control and quality assurance. The FDA and other comparable regulatory authorities, including foreign authorities, periodically inspect our manufacturing facilities for compliance with cGMP or similar standards in the applicable territory. Regulatory approval to manufacture a drug is granted on a site-specific basis. Failure to comply with cGMP and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an adverse action brought by the FDA or other regulatory authorities, which could result in the receipt of an untitled or warning letter, fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, suspension of review of applications or other submissions, suspension of ongoing clinical trials, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, orders to suspend, vary, or withdraw marketing authorizations, injunctions, consent decrees, requirements to modify promotional materials or issue corrective information to healthcare practitioners, refusal to permit import or export, criminal prosecution and/or other adverse actions.
Our business could be adversely affected if any regulatory body were to delay, withhold, or withdraw approval of an application; require a recall or other adverse product action; require one of our manufacturing facilities to cease or limit production; or suspend, vary, or withdraw related marketing authorization. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business.
Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, from time to time we or our partners receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, the FDA has issued warning letters relating to valsartan API and nitrosamine impurities to our API manufacturers Mylan Laboratories Limited Unit 8 and Mylan Laboratories Limited Unit 7. We have provided thorough responses to the FDA regarding the issues identified and remediation is ongoing. In addition, in November 2018, the FDA issued a warning letter with respect to our manufacturing plant in Morgantown, West Virginia. We implemented comprehensive restructuring and remediation activities at our Morgantown plant and on May 11, 2020, we received a closeout letter from the FDA. However, we or our partners may receive similar observations and correspondence in the future. If we are unable to resolve these observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially affected.
We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S., as well as those of similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and similar regulatory agencies for procurement quotas in order to obtain these substances. Any delay or refusal by the DEA or such similar agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched. In addition, some states have passed laws and regulations imposing assessments on the sale or distribution of certain controlled substances, and other states are considering and may implement similar laws and regulations in the future.
The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The use of legal, regulatory, and legislative strategies by both brand and generic competitors, including but not limited to “authorized generics” and regulatory petitions, may increase costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction, and could significantly reduce our revenue and profit.

Our competitors, both branded and generic, often pursue strategies to prevent or delay generic alternatives to branded products. These strategies include, but are not limited to:

•entering into agreements whereby other generic companies will begin to market an authorized generic, which is the approved brand-name drug without the brand-name on its label, at the same time or after generic competition initially enters the market;
•launching their own authorized generic product prior to or at the same time or after generic competition initially enters the market;
•pricing a branded product at a discount equivalent to generic pricing, as was the case for Copaxone after the launch of Mylan’s generic glatiramer acetate products;
•filing frivolous petitions with the FDA or other regulatory bodies seeking to prevent or delay approvals, including timing the filings so as to thwart generic competition by causing delays of our product approvals;
•contracting strategies among pharmaceutical manufacturers and PBMs that could decrease generic or biosimilar utilization and negatively impact our product launches;
•seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence or to meet other requirements for approval, and/or to prevent regulatory agency review of applications;
•initiating legislative or other efforts to limit the substitution of generic versions of brand pharmaceuticals;
•filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or sale of generic products;
•introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval;
•persuading regulatory bodies to withdraw the approval of brand-name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;
•obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods; and
•seeking to obtain new patents on drugs for which patent protection is about to expire.

In the U.S., some companies have lobbied Congress for amendments to Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA (which is filed in the U.S. with the FDA when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug) is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.
If proposals like these in the U.S., EU, or in other countries where we or our partners and suppliers operate were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
If we are unable to successfully introduce new products in a timely manner, our future revenue and profitability may be adversely affected.

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet proven as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As Viatris focuses more in complex products, the development and commercialization process requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing such products on a timely basis, or at all, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example, the FDA in the U.S., the EMA in the EU and other regulatory authorities). The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable. In addition, these regulatory agencies may be delayed in reviewing and approving products as a result of lapsed or insufficient funding, insufficient staffing, travel or work restrictions (including as a result of the COVID-19 pandemic), or other factors beyond our control. Any delay in regulatory approval could impact the commercial or financial success of a product.

Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence, clinical, or other studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited, for example, with respect to the indicated uses and delivery methods for which the drug may be marketed, or may include warnings, precautions or contraindications in the labeling, which could restrict our potential market for the drug. A regulatory approval may also include post-approval study or risk management requirements that may substantially increase the resources required to market the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.
The approval process for generic pharmaceutical products often results in the relevant regulatory agency granting final approval to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price, margin, and sales erosion over the generic product life cycle.
In the U.S., the Hatch-Waxman Act provides for a period of 180 days of generic marketing exclusivity for a “first applicant,” that is the first submitted ANDA (which is filed in the U.S. with the FDA when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book” or for a new dosage strength for a drug previously approved under an ANDA) containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with the ANDA’s reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be shared with other ANDAs filed on the same day, the FDA cannot grant final approval to later-submitted ANDAs for the same generic equivalent. If an ANDA is awarded 180-day exclusivity, the applicant generally enjoys higher market share, net revenues, and gross margin for that generic product. However, our ability to obtain 180 days of generic marketing exclusivity may be dependent upon our ability to obtain FDA approval or tentative approval within an applicable time period of the FDA’s acceptance of our ANDA. If we are unable to obtain approval or tentative approval within that time period, we may risk forfeiture of such marketing exclusivity. By contrast, if we are not a “first applicant” to challenge a listed patent for such a product, we may lose significant advantages to a competitor with 180-day exclusivity, even if we obtain FDA approval for our generic drug product. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications.
In the EU and other countries and regions, there is no exclusivity period for the first generic product. The Commission or national regulatory agencies may grant marketing authorizations to any number of generics.
If we are unable to navigate our products through the approval process in a timely manner, there could be an adverse effect on our product introduction plans, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our biosimilars program and respiratory platform. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs and biosimilar applications in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new and/or complex products, our research expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, R&D expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We or our partners may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need to be redesigned, or be completed on schedule, if at all.
Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons. If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex products as a result of those efforts, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Even if our products in development receive regulatory approval, such products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:
•the availability, perceived advantages, and relative safety and efficacy of alternative products from our competitors;
•the degree to which the approved labeling supports promotional initiatives for commercial success;
•the prices of our products relative to those of our competitors;
•the timing of our market entry;
•the effectiveness of our marketing, sales, and distribution strategy and operations; and
•other competitor actions, including legal actions.

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, such studies have resulted, and may in the future result, in the discontinuation or variation of product marketing authorizations or requirements for risk management programs, such as a patient registry. Any of these events could adversely affect our profitability, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The development, approval process, manufacture and commercialization of biosimilar products involve unique challenges and uncertainties, and our failure to successfully introduce biosimilar products could have a negative impact on our business and future operating results.

We and our partners and suppliers are actively working to develop and commercialize biosimilar products. Although the BPCIA established a framework for the review and approval of biosimilar products and the FDA has begun to review and approve biosimilar product applications, there continues to be significant uncertainty regarding the regulatory pathway in the U.S., with the FDA continuing to issue and revise guidance related to its interpretation and implementation of the BPCIA. There is also uncertainty regarding the pathway to obtain approval for biosimilar products in other countries as well as uncertainty regarding the commercial pathway to successfully market and sell such products.
Moreover, biosimilar products generally involve extensive patent clearances and often involve patent infringement litigation related to multiple patents, which could delay or prevent the commercial launch of a biosimilar product for many years. If we are unable to obtain FDA or other non-U.S. regulatory authority approval for our products, we will be unable to market them. In addition, the development and manufacture of biosimilars pose unique challenges related to the supply of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials.
Even if our biosimilar products are approved for marketing, the products may not be commercially successful, may require more time than expected to achieve market acceptance, and may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to regulators, patients, physicians and payors (such as insurance companies) that such products are safe and effective yet offer a more competitive price or other benefit over existing therapies. In addition, manufacturers of biologic products may try to dissuade physicians from prescribing or accepting biosimilar products. We may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of our investments in the development, manufacture and sale of such products. If our development efforts do not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, or upon the occurrence of any of the above risks, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.
Our business is highly dependent upon market perceptions of us, our products and brands, and the safety and quality of our products and brands, as well as the effectiveness of our sales and marketing activities, and we may be adversely impacted by negative publicity or findings.

Market perceptions of us are very important to our business, especially market perceptions of our company, products, brands and the safety and quality of our products and brands. If we, our partners and suppliers, or our products or brands suffer from negative publicity, are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our reputation and business. In addition, Viatris believes that maintaining and enhancing certain of its brands is important and often provides certain competitive advantages.
Viatris’ sales and marketing efforts are anchored by promoting its products to physicians, pharmacists, clinics and hospitals. Therefore, Viatris’ sales and marketing force, whether in-house sales representatives or third-party commercial partners, must possess a relatively high level of technical knowledge, up-to-date understanding of industry trends and expertise in the relevant therapeutic areas and products, as well as promotion and communication skills. Marketing, advertising and promotions may be expensive and may not achieve their intended benefits. If Viatris is unable to effectively train its in-house sales representatives and third-party commercial partners or monitor and evaluate their marketing performances, our sales and marketing may be less successful than desired. In addition, fewer in-person sales and marketing efforts as a result of restrictions put in place in order to contain the COVID-19 pandemic, or other similar limitations, may result in less successful sales and marketing activities.
Given our dependence on market perception and sales and marketing efforts, negative publicity associated with product or brand quality, patient illness, or other adverse effects resulting from, or perceived to be resulting from, our products or brands, or our partners’ and suppliers’ manufacturing facilities, or an inability to increase or maintain the effectiveness and efficiency of our sales and marketing activities could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
A significant portion of our revenues is derived from sales to a limited number of customers.

A significant portion of our revenues is derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.
In addition, a significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation has resulted in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. We expect this trend of increased pricing pressures to continue. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions increases the negotiating power of these groups, enabling them to attempt to extract price discounts, rebates, and other restrictive pricing terms on our products. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.

A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. A significant disruption at any one of such facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. The adverse effects of any of these events could be exacerbated as a result of our previously announced global restructuring program, which we expect will involve closing, downsizing or divesting up to 15 manufacturing facilities globally. If we or our third-party suppliers’ face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities may be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing delays as the result of an outbreak of disease, epidemic or pandemic, such as the COVID-19 pandemic, in or near any of our facilities. Such shortages, delays or shutdowns have led and could continue to lead to significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”
We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, and in certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In addition, quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. For example, the EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
In connection with the Combination, Viatris entered into certain manufacturing and supply agreements with Pfizer. Reliance on Pfizer under those agreements entails risks related to regulatory and quality assurance (including cGMP compliance), unforeseen disruption of the manufacture or supply or our products, the possible breach of the agreement by Pfizer, the possible misappropriation of our proprietary information or the possible termination of the agreements at a time that is costly or inconvenient to Viatris, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. See also “Viatris could incur operational difficulties or losses if we are unable to obtain the same types and level of services and resources that historically had been provided to the legacy Upjohn Business by Pfizer, if Pfizer is unable to perform under the agreements entered into as part of the Combination or if we are required to make payments to Pfizer pursuant to indemnities agreed to as part of the Combination.
In addition, the manufacture of some of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing at our or our third-party suppliers’ facilities for a variety of reasons, including, among others, equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, power outages, labor or other civil unrest, cybersecurity issues and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.
If we or one of our suppliers experience any of the problems described above, such problems could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our future success is highly dependent on our ability to attract, motivate and retain key personnel.

It is important that we attract, motivate and retain qualified personnel in order to develop and commercialize new products, manage our business, and compete effectively. Competition for qualified personnel in the pharmaceutical industry is intense. We may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations. Additionally, while we work to ensure that we have effective plans in place for management succession, any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. Current or prospective Viatris employees also may experience uncertainty about their future roles at the Company following the consummation and/or integration of recent acquisitions, including the Combination, our global restructuring program, or our other strategic initiatives or programs, which may adversely impact our ability to retain key personnel and other employees. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition provisions, it may have a material adverse impact on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Compliance Risks

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties, reputational harm and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our competitors, including branded pharmaceutical companies, and/or other third parties, may allege that we or our suppliers are infringing upon their intellectual property, including in an “at risk launch” situation, which could result in substantial monetary damages, impact our ability to launch a product and/or our ability to continue marketing a product, and/or force us to expend substantial resources in resulting litigation, the outcome of which is uncertain.

Companies that produce branded pharmaceutical products and other patent holders routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market generic forms of their branded products, as well as other entities involved in the manufacture, supply, and other aspects relating to API and finished pharmaceutical products. These companies and other patent holders may allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant for a generic product as well as others who may be involved in some aspect of research, supply, production, distribution, testing, packaging or other processes. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we and/or our supplier(s) or partner(s) may, unless we or the supplier(s) or partner(s) could obtain a license from the patent holder, need to cease manufacturing and other activities, including but not limited to selling in that jurisdiction. We may also need to pay damages, surrender or withdraw the product, or destroy existing stock in that jurisdiction.
There also may be situations, such as the decision to launch our insulin glargine and dimethyl fumarate products, where we use our business judgment and decide to market and sell products directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) and other third-party rights have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, a reasonable royalty on sales, damages measured by the profits lost by the patent holder, or by profits earned by the infringer. If there is a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic or biosimilar products. An adverse decision in a case such as this, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could result in substantial penalties, and/or have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.

Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain, maintain and enforce patents and trademarks of sufficient scope to lawfully prevent third parties from developing and/or marketing infringing products. In the absence of adequate intellectual property protections or other barriers to entry, competitors may adversely affect our branded products business by independently developing and/or marketing substantially equivalent products. It is also possible that we could incur substantial costs if we initiate litigation against others to protect or enforce our intellectual property rights.
We may file patent filings covering the API, formulation, methods of making, and/or methods of using for our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to protect our branded products from generic competition, as generics may be able to design around our patents. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence or institute post-grant review, inter partes review, interference proceedings, or other challenges to our patents or patent applications. Although many of our products do not have patent protection, we continue to take steps to defend our patents for certain of our products. For example, many companies launched a generic to Lyrica in Japan in December 2020 despite pending patent litigation and the fact that these patents expire in July 2022. The patent litigation remains ongoing and we are taking legal steps to preserve the ability to exclusively provide to patients and physicians through patent expiry in July 2022.
In addition, branded products often have market viability based upon the goodwill of the product name, which typically is the subject of a trademark registration or filing. Our branded products may therefore also be subject to risks related to the loss of a trademark or patent or to competition from generic or other branded products. Challenges can come from other businesses, individuals or governments, and governments could require compulsory licensing of our intellectual property. Any challenge to, or invalidation or circumvention of, our intellectual property (including patents or patent applications, copyrights and trademark protection) would be costly, would require significant time and attention of our management, and could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We also rely on trade secrets, unpatented proprietary know-how, trade dress, regulatory exclusivity and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. These measures may not provide adequate protection for our unpatented technology. If these agreements are breached, it is possible that we will not have adequate remedies. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors or we may not be able to maintain the confidentiality of information relating to such products.
Our ability to enforce intellectual property rights also depends on the laws of individual countries, each country’s practices with respect to enforcement of intellectual property rights, and the extent to which certain countries may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing, or threat of compulsory licensing, of pharmaceutical intellectual property). If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our intellectual property rights, this could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our reporting and payment obligations related to our participation in U.S. federal healthcare programs, including Medicare, Medicaid and the VA, are complex and often involve subjective decisions that could change as a result of new business circumstances, new regulations or agency guidance, or advice of legal counsel. Any failure to comply with those obligations could subject us to investigation, penalties, and sanctions.

U.S. federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal healthcare programs, including Medicare, Medicaid and the VA, are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. There can be no assurance that our submissions will not be found by CMS or the VA to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We are involved in various legal proceedings and certain government inquiries and may experience unfavorable outcomes of such proceedings or inquiries.

We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, personal injury, securities fraud, claims with respect to the manufacture, sale marketing and distribution of opioid products, antitrust matters, breach of contract, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices. These proceedings may involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs.
Viatris is subject to investigations and extensive regulation by government agencies in the United States, China and other developed markets and emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on Viatris’ ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. Additionally, there is a possibility that the U.S. federal government, or state legislatures, could enact legislation to limit patent settlements between pharmaceutical companies and deem such patent agreements as anticompetitive. Such a change could impact our ability to launch generic products prior to the originator’s patent expiry.
In connection with the Combination, the Company has generally assumed liability for, and control of, pending and threatened legal matters relating to the Upjohn Business and has agreed to indemnify Pfizer for liabilities arising out of such assumed legal matters. Pfizer, however, has agreed to retain various matters – including certain specified competition law matters – to the extent they arise from conduct during the pre-Distribution period and has agreed to indemnify the Company for liabilities arising out of such matters. If Pfizer were to dispute its retention of these matters, or if there is an adverse outcome in the matters that Pfizer has agreed to retain, this could have an adverse impact on Viatris. In addition, Viatris has agreed to pay Pfizer an amount equal to 57% of any losses actually incurred or suffered by Viatris, its predecessors or subsidiaries, since July 29, 2019, arising out of third-party actions relating to the manufacture, distribution, marketing, promotion or sale of opioids by or on behalf of Viatris, its predecessors or subsidiaries. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Emerging developments in the U.S. legal landscape relative to the liability of generic pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages. Although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
In addition, in limited circumstances, entities that we have acquired are party to litigation in matters under which we are, or may be, entitled to indemnification by the previous owners. Even in the case of indemnification, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, or that we will not experience an adverse result in a matter that is not indemnified, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Refer to Note 19 Litigation included in Part II, Item 8 in this Form 10-K for further discussion of certain proceedings and litigation matters.
If we fail to comply with our corporate integrity agreement, we could be subject to substantial penalties and exclusion from participation in federal healthcare programs.

In August 2017, Mylan Inc. and Mylan Specialty L.P., then subsidiaries of Mylan and now subsidiaries of Viatris, entered into the CIA”) with the OIG-HHS. The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, management certifications and resolutions from Mylan Inc.’s board, as well as that an independent review organization annually review various matters relating to the Medicaid Drug Rebate Program, among other things. If we fail to comply with the CIA, the OIG-HHS may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which could have a material adverse effect on our business, financial condition and results of operations.
We are increasingly dependent on IT and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated IT systems and infrastructure to operate our business. We also have outsourced significant elements of our operations to third parties, including as part of our TSAs with Pfizer. Some of these third parties are outside the U.S., including significant elements of our IT infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our IT systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. In addition, we and our vendors have experienced and expect to continue to experience phishing attempts, firewall and business email compromises and other third-party attacks on our or our vendors’ IT systems, networks and infrastructures. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Any security breach or other disruption to our or our vendors’ IT infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities.
In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.
A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We are subject to data privacy and security laws and regulations in many different jurisdictions and countries where we do business, and our or our vendors’ inability to comply could result in fines, penalties, or reputational damage, and could impact the way we operate our business.

We are subject to federal, state and international data privacy and security laws and regulations governing the collection, use, disclosure, transmission and protection of personal information, including health-related information. As the legislative and regulatory landscape for data privacy and security continues to evolve around the world, there has been an increasing focus on data privacy and security matters that may affect our business.
In the U.S., HIPAA governs the use, disclosure, and security of protected health information by HIPAA covered entities and business associates. Several U.S. states have enacted, or proposed, data privacy laws and regulations governing the confidentiality, security, use and disclosure of personal information, which may impose greater restrictions than federal data privacy and security laws and regulations. For example, the state of California adopted the CCPA, which took effect on January 1, 2020, and California voters approved the California Privacy Rights Act in November 2020, which will be effective on January 1, 2023. These laws provide California consumers with increased privacy rights and protections with respect to their personal information, including, among others, the right to know what personal information is collected, used, shared, or sold and a right to deletion of personal information held by businesses and businesses’ service providers. We may also be subject to other state data privacy and security breach notification laws, state health information privacy laws, and federal and state consumer protection laws which impose requirements for the collection, use, disclosure, transmission and protection of personal information. Each of these laws are subject to varying interpretations by courts and regulatory or government agencies, creating complex compliance issues for us. If we, or the third-party vendors on which we rely, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties.
Outside of the U.S., data protection laws, including China’s Cybersecurity Law, the EU’s GDPR, EU member states implementing regulations, and other jurisdictional data protection laws and regulations impose significant compliance obligations on our organization. The GDPR contains data protection requirements in the EU and imposes a framework of obligations and restrictions governing the collection, processing, and the transmission of personal data to jurisdictions outside of the EU. The GDPR affords individuals with a series of privacy rights related to the collection, processing, and transmission of their personal data. The GDPR imposes significant compliance obligations, including required processes and policies governing our collection, transmission, processing and use of individuals personal data. In addition, the GDPR includes significant penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other data protection laws and regulations, could require adaptation of our technologies or practices to satisfy local country data protection requirements and standards.
Other countries in which we operate, including Australia, Canada, China, India, Japan, Russia and South Africa, have, or are developing, laws and regulations governing the collection, use, securing and transmission of personal information as well that may affect our business or require us to adapt our technologies or practices. Recently, Brazil enacted significant data privacy legislation, the Lei Geral de Protecaode Dados, which became effective in August 2020. Other countries, including India, Russia and Korea, are considering legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements.
These and similar initiatives could increase the cost of developing, implementing or maintaining our IT systems, require us to allocate more resources to compliance initiatives or increase our costs. In addition, a failure by us, or our third-party vendors, to comply with applicable data privacy and security laws may lead to government enforcement actions and private litigation, which could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.
In addition, a growing number of our customers, including certain government purchasers, have adopted, or may adopt, procurement policies that include social and environmental requirements, including, for example, requirements to conduct third party audits, or these customers may seek to include such provisions in their procurement contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change, vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity of our external supply chain and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investments and increase our costs or result in inefficiencies. Alternatively, we may be ineligible to participate in bids or tenders in certain markets, which may result in lost sales and revenues.
Any of the factors mentioned above, or the perception that we or our suppliers or contract manufacturers have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Finance Risks

Viatris’ future dividend payments cannot be guaranteed.

Although Viatris intends to pay quarterly dividends to its stockholders commencing in 2021, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operation, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, payment of a cash dividend will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business or other capital expenditures.
If the intercompany terms of cross border arrangements that we have among our subsidiaries are determined to be inappropriate or ineffective, our tax liability may increase.
We have potential tax exposures resulting from the varying application of statutes, regulations, and interpretations which include exposures on intercompany terms of cross-border arrangements among our subsidiaries (including intercompany loans, sales, and services agreements) in relation to various aspects of our business, including manufacturing, marketing, sales, and delivery functions. Although we believe our cross-border arrangements among our subsidiaries are based upon internationally accepted standards and applicable law, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, including various intercompany transactions. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. Furthermore, the tax laws of other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
In addition, we have invested in a number of clean energy operations capable of producing refined coal that we believe qualify for tax credits under Section 45 of the Code. However, our clean energy investments may not yield the tax credits that we expect them to produce, whether as a result of a failure to satisfy the applicable conditions, changes in IRS rules or interpretation, or a decrease in demand for coal. Congress could also modify or repeal Section 45 of the Code and remove the tax credits retroactively. In the past we have impaired the value of certain of our clean energy investments and terminated others. The ability to claim tax credits under these provisions is set to expire in 2021 and may not be renewed.
Any of the factors discussed above could materially increase our overall effective income tax rate and income tax expense and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities and changes in income tax laws and tax rulings may have a significant adverse impact on our effective tax rate and income tax expense.
We are subject to income taxes in many jurisdictions. Significant analysis and judgment are required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently subject to tax audits and investigations in several jurisdictions, and may be subject to other audits and investigations in the future. The final determination of any tax audits or related litigation could be materially different from our income tax provisions and accruals.
Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities, and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Currency fluctuations and changes in exchange rates could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Chinese Renminbi, Euro, Swedish Krona, Indian Rupee, Korean Won, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound Sterling and Brazilian Real. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact. In addition, there remains significant international pressure on the Chinese government to adopt a more flexible currency policy, including from the U.S. government, which designated China as a “currency manipulator” in August 2019 and subsequently removed such designation in January 2020, which could result in greater fluctuation of the Renminbi against the U.S. dollar. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations.
In addition, Viatris also faces risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by its foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. For example, in China the conversion of currency in the “capital account” (e.g., capital items such as direct investments or loans) requires the approval of the State Administration for Foreign Exchange in China or its local branches which could materially and adversely affect the ability of our Chinese operating subsidiaries and affiliated companies to obtain foreign currencies through equity financing or for capital expenditures, therefore impeding our overall business operations. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.
The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have significant indebtedness, which could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
Our level of indebtedness could have important consequences, including but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments, dividend payments and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;
•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;
•increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates;
•increasing our exposure to currency fluctuations, since a significant portion of our indebtedness is denominated in currencies other than the U.S. dollar, such as our Euro and Japanese yen denominated debt; and
•placing us at a competitive disadvantage to our competitors that have less debt.

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates, general economic, financial and business conditions and impacts of the COVID-19 pandemic. If we do not have sufficient cash flow to service our indebtedness, including the repayment of significant near-term indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
Although Viatris expects to maintain an investment grade credit rating, a downgrade in the credit rating of Viatris or any indebtedness of Viatris or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.

If we incur additional debt, the risks described above could intensify. If global credit markets contract, future debt financing may not be available to us when required or may not be available on acceptable terms or at all, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
From time to time, we issue variable rate debt based on LIBOR or undertake interest rate swaps that contain a variable element based on LIBOR. While the FCA had announced that it intended to phase out LIBOR as a benchmark by the end of 2021, the administrator of LIBOR announced in November 2020 its intention to consult on ceasing publication of one-week and two-month U.S. dollar LIBOR settings at the end of 2021 and ceasing publication of the remaining overnight and one-, three-, six- and 12-month U.S. dollar LIBOR settings at the end of June 2023. While the proposal is not yet final, the FCA and other similar entities have supported this announcement and issued additional guidance. U.S. federal banking agencies also issued a joint statement in November 2020 encouraging banks to stop using LIBOR for new contracts as soon as possible but in any event by the end of the year. As of December 31, 2020, less than 5% of our outstanding debt is linked to LIBOR. Our credit facilities provide that, should LIBOR cease to exist, we may amend the credit facilities to replace LIBOR with (i) in the case of U.S. dollars, one or more rates based on SOFR or (ii) another alternate benchmark rate giving due consideration to any evolving or then existing convention for similarly syndicated credit facilities syndicated in the U.S. and denominated in the applicable currency for such alternative benchmarks and, in each case, including any mathematical or other adjustments to such benchmark giving due consideration to any evolving or then existing convention for similar syndicated credit facilities syndicated in the U.S. and denominated in the applicable currency for such benchmarks. SOFR or any other benchmark replacement may not be the economic equivalent of LIBOR or achieve market acceptance similar to LIBOR. As a result, our interest expense could increase. In addition, the overall financial market may be disrupted and there could be significant increases in benchmark rates or borrowing costs to borrowers as a result of the phase-out or replacement of LIBOR. Disruption in the financial market, significant increases in benchmark rates or borrowing costs or our inability to renegotiate agreements on favorable terms could have a material adverse effect on our business, financing activities, financial condition and operations.
Our credit facilities, senior unsecured notes, commercial paper program, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any future changes in estimates, judgments and assumptions used or necessary revisions to prior estimates, judgments or assumptions or changes in accounting standards could lead to a restatement or revision to previously issued financial statements.
The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We must maintain adequate internal controls and be able to provide an assertion as to the effectiveness of such controls on an annual basis.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
There is a limited carveout offered by the SEC staff in its published Frequently Asked Questions on Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (revised September 24, 2007) that allows an acquired business to be excluded from management’s annual report on internal control over financial reporting in circumstances where it is not possible to conduct an assessment of the acquired business’s internal controls and less than a year has passed since an acquisition. While we have availed ourselves of this relief with respect to the Upjohn Business for purposes of management’s annual report on internal control over financial reporting as of December 31, 2020 and were otherwise able to conclude that our internal control over financial reporting was effective as of such date, there can be no assurance that our exclusion of internal controls at the Upjohn Business from our assessment will not be met with negative market reaction and will not have an adverse effect on our stock price.
In addition, with respect to next year’s report, it is possible that we may experience delays in implementing or be unable to implement necessary internal controls and procedures with respect to the Upjohn Business or we may encounter problems or delays in completing the implementation of any requested improvements in connection with the attestation process required of our independent registered public accounting firm pursuant to Section 404. Accordingly, either we or our independent registered public accounting firm (or both) may conclude that our internal controls are ineffective because of a material weakness in internal controls at Upjohn Business, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Viatris could suffer additional losses due to asset impairment charges.
Viatris has significant amounts of goodwill and intangible assets on its balance sheet. Viatris expects to test goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris expects to test intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of finite-lived intangible assets could result in an impairment and a non-cash charge could be required. Such impairments could materially affect Viatris’ reported net earnings, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Viatris may be adversely affected by disruptions in the credit markets, including disruptions that reduce customers’ access to credit and increase the costs to customers of obtaining credit.
The credit markets have historically been volatile and therefore it is not possible to predict the ability of Viatris’ customers to access short-term financing and other forms of capital. If a disruption in the credit markets were to occur, Viatris could be unable to refinance its outstanding indebtedness on reasonable terms or at all. Such a disruption could also pose a risk to Viatris’ business if customers or suppliers are unable to obtain financing to meet their payment or delivery obligations. In addition, customers may decide to downsize, defer or cancel contracts which could negatively affect our revenue.
Further, Viatris had approximately $1.7 billion of floating rate debt as of December 31, 2020. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $17 million per year. Accordingly, a spike in interest rates would adversely affect our results of operations and cash flows.
In connection with the Combination, Viatris assumed or retained certain material obligations relating to defined benefit pension and termination benefits and retiree medical and dental benefits associated with legacy employees of the Upjohn Business and/or sponsored by Upjohn entities. These liabilities and the related future funding obligations could restrict cash available for Viatris’ operations, capital expenditures, dividend payments and other requirements, and may materially adversely affect Viatris’ financial condition and liquidity.
In connection with the Combination, Viatris assumed material pension obligations associated with the Upjohn Business. In particular, Viatris retained all liabilities relating to the Puerto Rico defined benefit pension plans and Pfizer Puerto

Rico Retiree Medical and Dental Plan. In addition, with respect to non-U.S. defined benefit pension and termination benefit plans, Viatris generally established or designated plans similar to the Pfizer plans to assume assets and liabilities for the benefit of legacy employees of the Upjohn Business. Viatris also retained liabilities for legacy employees of the Upjohn Business who participate in the Japan defined benefit pension plan, to the extent such employees were employed by the Upjohn Business on the date of the Combination. Each of these liabilities and the related future payment obligations could restrict cash available for Viatris’ operations, capital expenditures, dividend payments and other requirements, and may materially affect Viatris’ financial condition and liquidity.
General Risks
The market price of our common stock may be volatile, and the value of your investment could materially decline.
Investors who hold shares of Viatris common stock may not be able to sell their shares at or above the price at which they acquired them. The price of Viatris’ common stock may fluctuate materially from time to time, including as a result of the other risks described herein, and we cannot predict the price of our common stock at any given time. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced significant price and volume fluctuations which may materially harm the market price of our common stock, regardless of our operating performance. In addition, the price of our common stock may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of our common stock could decline as a result of analysts lowering their valuations and recommendations or otherwise. Following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation actions have been instituted against companies (including Mylan) and may be instituted against us in the future. Such litigation may result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. In addition, if we or our stockholders offer or sell shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, this or the possibility thereof may depress the future trading price of our common stock and the voting power of our then existing stockholders may be diluted if such a transaction were to occur.
The expansion of social media platforms presents new risks and challenges.
To the extent that we seek to use social media tools as a means to communicate about our products and/or business, there are uncertainties as to the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that our use of social media for such purposes may cause us to be found in violation of them. Our employees may knowingly or inadvertently make use of social media tools in ways that may not be aligned with our social media strategy, may give rise to liability, or could lead to the loss of material non-public information, trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. In addition, negative posts or comments about us on any social media website could damage our reputation. Any of the above risks could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows, and/or stock price.
Provisions in the Viatris Charter and Viatris Bylaws and of applicable law may prevent or delay an acquisition of Viatris, which could decrease the trading price of Viatris common stock.
The Viatris Charter, Viatris Bylaws and Delaware law contain provisions that may have the effect of deterring takeovers by making such takeovers more expensive to the acquiror and by encouraging prospective acquirors to negotiate with the Viatris Board rather than to attempt a hostile takeover. These provisions include the division of the Viatris Board into three classes of directors until the 2023 annual meeting of Viatris stockholders, which could have the effect of making the replacement of incumbent directors more time-consuming and difficult, rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of the Viatris Board to issue preferred stock without stockholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between Viatris and any holder of 15% or more of Viatris’ outstanding common stock.
These provisions are intended to protect Viatris’ stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with the Viatris Board and by providing the Viatris Board with more time to assess any acquisition proposal. These provisions are not intended to make Viatris immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Viatris Board determines is not in the best interests of Viatris and its stockholders. Accordingly, if the Viatris Board determines that a potential business combination transaction is not in the best interests of Viatris and its stockholders, but certain stockholders believe that such a transaction would be beneficial to Viatris and its stockholders, such stockholders may elect to sell their shares in Viatris and the trading price of Viatris common stock could decrease. These and other provisions of the

Viatris Charter, the Viatris Bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The Viatris Charter designates the Court of Chancery of the State of Delaware, or, if such court lacks subject matter jurisdiction, another state court of the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by Viatris’ stockholders, which could discourage lawsuits against Viatris and its directors and officers.
The Viatris Charter provides that unless Viatris, through approval of the Viatris Board, otherwise consents in writing, the Court of Chancery of the State of Delaware or, if and only if the Court of Chancery of the State of Delaware dismisses such action for lack of subject matter jurisdiction, another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Viatris, any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer or other employees of Viatris to Viatris or its stockholders, creditors or other constituents, any action asserting a claim against Viatris or any of its directors, officers or other employees arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the DGCL or the Viatris Charter or the Viatris Bylaws, as each may be amended from time to time, any action or proceeding asserting a claim against Viatris or any of its directors, officers or other employees governed by the internal affairs doctrine or any action or proceeding as to which the DGCL (as it may be amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware.
To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, including claims under the federal securities laws, including the Securities Act and the Exchange Act. However, Viatris stockholders will not be deemed to have waived Viatris’ compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ charters and bylaws has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provision contained in the Viatris Charter to be inapplicable or unenforceable.
This exclusive forum provision may limit the ability of Viatris’ stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Viatris or its directors or officers, which may discourage such lawsuits against Viatris or its directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Viatris may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
ITEM 1B.Unresolved Staff Comments
None.
ITEM 2.Properties
For information regarding properties, refer to Item 1 “Business” in Part I of this Form 10-K.
ITEM 3.Legal Proceedings
For information regarding legal proceedings, refer to Note 19 Litigation included in Item 8 in Part II of this 10-K.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Stock Market under the symbol “VTRS”.
As of February 22, 2021, there were approximately 118,297 holders of record of shares of Viatris common stock.
The Company did not pay dividends in 2020 or 2019, but intends to initiate a dividend on its common stock in 2021.
UNREGISTERED SALES OF DEBT SECURITIES
In the past three years, we have issued unregistered securities in connection with the following transactions:
In April 2018, Mylan Inc. issued $1.5 billion aggregate principal amount of senior unsecured debt securities, comprised of 4.550% Senior Notes due 2028 and 5.200% Senior Notes due 2048. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. In November 2018, Mylan N.V. and Mylan Inc. filed a registration statement with the SEC with respect to an offer to exchange these notes for registered notes with the same aggregate principal amount and terms substantially identical in all material respects, which was declared effective on December 11, 2018. The exchange offer expired on January 9, 2019 and settled on January 10, 2019. 100% of each of the 4.550% Senior Notes due 2028 and the 5.200% Senior Notes due 2048 were exchanged.
In May 2018, Mylan Inc. issued €500 million aggregate principal amount of senior unsecured debt securities, comprised of 2.125% Euro Senior Notes due 2025. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the U.S. pursuant to Regulation S under the Securities Act.
In June 2020, Upjohn issued $7.45 billion aggregate principal amount of senior unsecured debt securities, comprised of 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act.

In June 2020, Upjohn Finance B.V., a wholly owned financing subsidiary of Upjohn, issued €3.6 billion aggregate principal amount of senior unsecured debt securities, comprised of 0.816% Senior Notes due 2022, 1.023% Senior Notes due 2024, 1.362% Senior Notes due 2027 and 1.908% Senior Notes due 2032. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the U.S. pursuant to Regulation S under the Securities Act.

STOCK PERFORMANCE GRAPH
Viatris common stock has been listed on the NASDAQ under the symbol "VTRS" since November 17, 2020. Prior to that time, there was no public market for our common stock. Upon consummation of the Combination, Pfizer stockholders received approximately 0.124079 shares of Viatris common stock for every one share of Pfizer common stock held as of the close of business on the record date (which was November 13, 2020). Former Mylan ordinary shareholders received one share of Viatris common stock for every one share of Mylan ordinary share held. The graph below matches Viatris Inc.'s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from November 16, 2020 to December 31, 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN

$120
$115
$110
$105
$100
$95
$90
11/16/20
12/31/20
Viatris Inc.
S&P 500
Dow Jones US Pharmaceuticals

	November 16, 2020	December 31, 2020
Viatris Inc.	100.00	118.20
S&P 500	100.00	115.21
Dow Jones U.S. Pharmaceuticals	100.00	113.12

ITEM 6.Selected Financial Data
The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Part II. Item 7 of this Form 10-K and the consolidated financial statements and related notes to consolidated financial statements included in Part II. Item 8 of this Form 10-K. In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information prior to November 16, 2020 represents Mylan’s historical results. The functional currency of the primary economic environment in which the operations of Viatris and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018	2017	2016
Statements of Operations:
Total revenues	$11,946.0	$11,500.5	$11,433.9	$11,907.7	$11,076.9
Cost of sales	8,149.3	7,602.9	7,432.3	7,124.6	6,379.9
Gross profit	3,796.7	3,897.6	4,001.6	4,783.1	4,697.0
Operating expenses:
Research and development	555.1	639.9	704.5	783.3	826.8
Selling, general and administrative	3,344.6	2,563.6	2,441.0	2,575.7	2,498.5
Litigation settlements and other contingencies, net	107.8	(21.4)	(49.5)	(13.1)	672.5
Total operating expenses	4,007.5	3,182.1	3,096.0	3,345.9	3,997.8
(Loss) Earnings from operations	(210.8)	715.5	905.6	1,437.2	699.2
Interest expense	497.8	517.3	542.3	534.6	454.8
Other expense (income), net	12.6	43.8	64.9	(0.4)	122.7
(Loss) Earnings before income taxes	(721.2)	154.4	298.4	903.0	121.7
Income tax (benefit) provision	(51.3)	137.6	(54.1)	207.0	(358.3)
Net (loss) earnings attributable to Viatris Inc. shareholders	$(669.9)	$16.8	$352.5	$696.0	$480.0
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$(1.11)	$0.03	$0.69	$1.30	$0.94
Diluted	$(1.11)	$0.03	$0.68	$1.30	$0.92
Weighted average shares outstanding:
Basic	601.2	515.7	514.5	534.5	513.0
Diluted	601.2	516.5	516.5	536.7	520.5
Selected Balance Sheet data:
Total assets	$61,553.0	$31,255.5	$32,734.9	$35,806.3	$34,726.2
Working capital (1)	2,304.6	1,188.2	1,779.9	828.0	2,481.8
Short-term borrowings	1,100.9	—	1.9	46.5	46.4
Long-term debt, including current portion of long-term debt	24,685.5	12,671.9	13,816.4	14,614.5	15,426.2
Total equity	22,954.1	11,883.8	12,167.1	13,307.6	11,117.6
____________
(1) Working capital is calculated as current assets minus current liabilities.

ITEM 7.Management’s Discussion and Analysis of Financial Condition And Results of Operations
    The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
    This discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in Part II, Item 8 in this Form 10-K, and our other SEC filings and public disclosures.
    This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the integration of Mylan and the Upjohn Business or the implementation of the Company’s global restructuring program being more difficult, time consuming or costly than expected;
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination or its global restructuring program within the expected timeframe or at all;
•the possibility that the Company may be unable to successfully integrate Mylan and the Upjohn Business or implement its global restructuring program;
•operational or financial difficulties or losses associated with the Company’s reliance on agreements with Pfizer in connection with the Combination, including with respect to transition services;
•the possibility that the Company may be unable to achieve all intended benefits of its strategic initiatives;
•the potential impact of public health outbreaks, epidemics and pandemics, including the ongoing challenges and uncertainties posed by the COVID-19 pandemic;
•the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•actions and decisions of healthcare and pharmaceutical regulators;
•changes in relevant laws and regulations, including but not limited to changes in tax, healthcare and pharmaceutical laws and regulations globally;
•the ability to attract and retain key personnel;
•the Company’s liquidity, capital resources and ability to obtain financing;
•any regulatory, legal or other impediments to the Company’s ability to bring new products to market, including but not limited to “at-risk launches”;
•success of clinical trials and the Company’s or its partners’ ability to execute on new product opportunities and develop, manufacture and commercialize products;
•any changes in or difficulties with the Company’s manufacturing facilities, including with respect to inspections, remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;
•the scope, timing and outcome of any ongoing legal proceedings, including government inquiries or investigations, and the impact of any such proceedings on the Company;
•any significant breach of data security or data privacy or disruptions to our information technology systems;
•risks associated with having significant operations globally;
•the ability to protect intellectual property and preserve intellectual property rights;
•changes in third-party relationships;
•the effect of any changes in the Company’s or its partners’ customer and supplier relationships and customer purchasing patterns, including customer loss and business disruption being greater than expected following the Combination;
•the impacts of competition, including decreases in sales or revenues as a result of the loss of market exclusivity for certain products;
•changes in the economic and financial conditions of the Company or its partners;
•uncertainties regarding future demand, pricing and reimbursement for the Company’s products;
•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and
•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in this Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-K other than as required by law.

Explanatory Note
In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
Company Overview
Viatris is a global healthcare company formed in November 2020 through the combination of Mylan and Upjohn, whose mission is to empower people worldwide to live healthier at every stage of life. By integrating the strengths of these two businesses, including our global workforce of approximately 45,000 employees and contractors, Viatris aims to deliver increased access to affordable, quality medicines for patients worldwide regardless of geography or circumstance. Viatris brings together industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brand, generic, complex generic, and biosimilar products. Viatris operates approximately 50 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
Viatris reports segment information on the basis of markets and geography. In conjunction with the formation of Viatris, the Company has changed its reportable segments, from North America, Europe, and Rest of World, to Developed Markets, Greater China, JANZ, and Emerging Markets. This approach reflects the Company’s focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our operations in countries with developing markets and emerging economies including countries in Asia, the Middle East, South and Central America, Africa and Eastern Europe, and also includes the Company’s anti-retroviral franchise.
Certain Market and Industry Factors
The global pharmaceutical industry is a highly competitive and highly regulated industry. As a result, we face a number of industry-specific factors and challenges, which can significantly impact our results. The following discussion highlights some of these key factors and market conditions.
Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.Conversely, generic products generally experience less volatility over a longer period of time in Europe as compared to the U.S., primarily due to the role of government oversight of healthcare systems in the region.
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, several companies launched a generic to Lyrica® in Japan in December 2020 despite pending patent infringement litigation. While the litigation remains ongoing, the rate of generic conversion is significant and, combined with market dynamics relating to the COVID-19 pandemic, the Company expects a significant reduction in the annual revenues of Lyrica®.

Certain markets in which we do business outside of the U.S. have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.
Additionally, a number of markets in which we operate outside of the U.S. have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales continue to be negatively affected by the impact of tender systems in certain countries.
Recent Developments
        2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies of $1 billion and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. The company expects to optimize its commercial capabilities and enabling functions, and close, downsize or divest up to 15 manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. As a result, Viatris expects that up to 20% of its global workforce of approximately 45,000 may be impacted upon completion of the restructuring initiative.
For the committed restructuring actions, the Company expects to incur total pre-tax charges ranging between $1.1 billion and $1.4 billion. Such charges are expected to include between $350 million and $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $750 million and $950 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and decommissioning costs. In addition, management believes the potential annual savings related to these committed restructuring activities to be between $700 million and $900 million once fully implemented, with most of these savings expected to improve operating cash flow.
2016 Restructuring Program
Mylan previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline its operations globally. We have incurred total restructuring related costs of approximately $733.0 million through December 31, 2020. The 2016 Restructuring Program is substantially complete at December 31, 2020.
In April 2018, the FDA completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. In the fourth quarter of 2018, Mylan received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter were addressed within the context of the Mylan’s comprehensive restructuring and remediation activities. On May 11, 2020 Mylan received the close-out of the warning letter. On December 11, 2020, the Company announced that it expects the Morgantown plant to be closed or divested as part of the 2020 Restructuring Program.

Impact of the Coronavirus Pandemic
As a leading global pharmaceutical company, Viatris is committed to continue doing its part in support of public health needs amid the evolving COVID-19 pandemic. The Company’s priorities remain protecting the health and safety of our workforce, continuing to produce critically needed medicines, deploying resources and expertise in the fight against COVID-19 through potential prevention and treatment efforts, supporting the communities in which we operate and maintaining the health of our overall business.
The following section discusses the important measures the Company is taking in light of the COVID-19 pandemic.

Employee Health and Safety

•Viatris continues to align with government and health authority guidelines in an effort to safeguard our workforce and continues to make assessments on an ongoing basis.

•While Viatris’ business operations are currently considered essential based on government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many Viatris administrative offices continue operating under work from home protocols.

•Because protecting the health and safety of our workforce remains paramount, Viatris has taken extra precautions at manufacturing facilities to aid in the protection of site personnel and operations, including the implementation of social distancing guidelines, daily health assessments and split shifts where feasible.

•Many customer facing field personnel have moved to a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products.

•Global restrictions have been placed on travel and in-person meetings.

•Viatris has taken steps to protect the safety of study participants, our employees and staff at clinical trial sites and ensure regulatory compliance and scientific integrity of trial data.

Continuing to Produce Critically Needed Medicines
Manufacturing and Supply

•Viatris has activated worldwide business continuity plans to seek to ensure that our global supply chain platform continues to operate without significant disruption.

•All of our manufacturing facilities, and those of our key global partners, are currently operational and, at this time, we are not experiencing any significant disruptions to our supply chain, including the availability of APIs. Also, we are currently not experiencing any negative impact on our customer service levels.

•Viatris continues to engage with regulatory authorities around the world who are committed to maintaining ongoing regulatory processes while also continuing to make available our global R&D, regulatory and manufacturing expertise and capacity to partners who may be in need of additional resources.

Commercial Operations

•We have and continue to experience certain negative fluctuations in demand trends due to COVID-19. We will continue to monitor trends closely as we work to ensure patients have access to needed medicine.

•Inventory levels, both ours and those in our distribution channel, remain in-line with normal levels and are currently assessed to be sufficient for anticipated demand.

Deploying Resources and Expertise in the Fight Against COVID-19
Product Development

•On May 12, 2020, Mylan announced a global collaboration with Gilead Sciences, Inc. to expand access to the investigational antiviral remdesivir for the potential treatment of COVID-19. Under the terms of the license agreement the Company has rights to manufacture and distribute remdesivir in 127 low-and middle-income countries, including India.

•On July 6, 2020, Mylan announced that the DCGI approved its remdesivir 100 mg/vial for restricted emergency use in India as part of the DCGI’s accelerated approval process to address urgent, unmet needs amid the evolving COVID-19 pandemic.

•On November 20, 2020, the WHO issued a conditional recommendation against the use of remdesivir in hospitalized patients, regardless of disease severity, as there was no evidence that remdesivir improved survival and other outcomes in these patients.

Maintaining the Health of Our Overall Business
Access to Capital Markets and Liquidity

While currently we are not experiencing any negative liquidity trends related to the COVID-19 pandemic, we continue to closely monitor developments and the potential negative impact on our operating performance and our ability to access the capital markets.

Due to the Company’s ability to generate significant cash flows from operations, as well as its revolving credit agreement, other short-term borrowing facilities and access to capital markets, we believe that we currently have, and will maintain, the ability to meet foreseeable liquidity needs.

Impact on Results of Operations

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption affecting the markets we serve, and has had a negative impact on our current year results of operations. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict. For additional information, see Results of Operations in Part II. Item 7.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2020 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	Change	% Change
Total revenues	$11,946.0	$11,500.5	$445.5	4%
Gross profit	3,796.7	3,897.6	(100.9)	(3)%
(Loss) earnings from operations	(210.8)	715.5	(926.3)	(129)%
Net (loss) earnings	(669.9)	16.8	(686.7)	nm
Diluted (loss) earnings per share	$(1.11)	$0.03	$(1.14)	nm
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” net sales and total revenues. These measures provide information on the change in net sales and total revenues assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our net sales and total revenues performance at constant currency so that sales results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings, and adjusted EBITDA (all of which are defined below) are discussed further in this Part II. Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations

2020 Compared to 2019

	Year Ended December 31,
(In millions)	2020	2019	% Change	2020 Currency Impact (1)	2020 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$8,510.9	$8,240.0	3%	$(72.4)	$8,438.5	2%
Greater China	259.9	214.6	21%	1.5	261.4	22%
JANZ	1,195.3	1,192.5	—%	(4.8)	1,190.5	—%
Emerging Markets	1,853.8	1,723.2	8%	103.7	1,957.5	14%
Total net sales	11,819.9	11,370.3	4%	28.0	11,847.9	4%

Other revenues (3)	126.1	130.2	(3)%	(1.0)	125.1	(4)%
Consolidated total revenues (4)	$11,946.0	$11,500.5	4%	$27.0	$11,973.0	4%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2020 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the year ended December 31, 2020, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $94.0 million, $0.3 million, $10.5 million, and $21.3 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2020, the Company reported total revenues of $11.95 billion, compared to $11.50 billion for the comparable prior year period, representing an increase of $445.5 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2020 were $11.82 billion, compared to $11.37 billion for the comparable prior year period, representing an increase of $449.6 million, or 4%. Other revenues for the year ended December 31, 2020 were $126.1 million, compared to $130.2 million for the comparable prior year period, a decrease of $4.1 million.
The increase in net sales was primarily the result of increases in net sales in the Developed Markets segment of 3%, the Emerging Markets segment of 8%, and the Greater China segment of 21%. The Company’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in India and other emerging markets, partially offset by the favorable effect of foreign currency translation in countries within the EU. The net unfavorable impact of foreign currency translation on current year net sales was approximately $28.0 million, or less than 1%. On a constant currency basis, the increase in net sales was approximately $477.6 million, or 4% for the year ended December 31, 2020. This increase was driven by net sales totaling $864.9 million from the Upjohn Business following the consummation of the Combination and new product sales, partially offset by a decrease in net sales from existing products as a result of lower pricing and volumes. We estimate that the COVID-19 pandemic negatively impacted our 2020 net sales by approximately 3%, primarily driven by lower retail pharmacy demand, lower non-COVID-19 related patient hospital visits and a lower number of in person meetings with prescribers and payors.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 23% for the years ended December 31, 2020 and 2019, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products. As a result of the Combination, we estimate that the percentage of our top products could change in future periods.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets increased by $270.9 million or 3% during the year ended December 31, 2020 when compared to the prior year. Net sales within North America totaled approximately $4.2 billion and net sales within Europe totaled approximately $4.3 billion. This increase was due primarily to new product sales, and net sales from the Upjohn Business following the consummation of the Combination of $317.5 million. This increase was partially offset by lower volumes primarily driven by the EpiPen® Auto-Injector, and to a lesser extent, by lower pricing of existing products, driven by changes in the competitive environment, including for Levothyroxine Sodium. Lower volumes of existing products were partially offset by increased WixelaTM InhubTM volumes. The favorable impact of foreign currency translation on current period net sales was approximately $72.4 million, or 1%. Constant currency net sales increased by approximately $198.5 million, or 2% when compared to the prior year.
Greater China Segment
Net sales from Greater China increased by $45.3 million or 21% for the year ended December 31, 2020 when compared to the prior year. This increase was the result of net sales from the Upjohn Business following the consummation of the Combination of $226.5 million. This was partially offset by lower net sales of existing products, driven by lower volumes, and to a lesser extent, lower pricing. Lower volumes on net sales of existing products were negatively impacted by the competitive market conditions, including VBP, and COVID-19. The unfavorable impact of foreign currency translation was approximately $1.5 million, or 1%. Constant currency net sales increased by approximately $46.8 million, or 22% when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $2.8 million or less than 1% for the year ended December 31, 2020 when compared to the prior year. This increase was the result of net sales from the Upjohn Business following the consummation of the Combination of $171.8 million, and to a lesser extent, new product sales, primarily in Australia. These increases were partially offset by lower net sales of existing products, driven by lower volumes, and to a lesser extent, lower pricing. Lower volumes on net sales of existing products were effected by the estimated negative impact of COVID-19, and the impact of the termination of the collaboration agreement with Pfizer in Japan. As a result of the termination, and the repurchase of collaboration inventory, the Company reduced revenue by $86.5 million. Lower pricing on net sales of existing products were driven by government price reductions in Japan and Australia. Foreign currency translation had a favorable impact of approximately $4.8 million, or less than 1%. Constant currency net sales decreased by approximately $2.0 million, or less than 1% when compared to the prior year.
Emerging Markets Segment
Net sales from Emerging Markets increased by $130.6 million or 8% for the year ended December 31, 2020 when compared to the prior year. This increase was the result of net sales from the Upjohn Business following the consummation of the Combination of $149.1 million and new product sales, including Remdesivir in India and other emerging markets. These increases were partially offset by lower net sales of existing products, driven by lower pricing. Volumes on existing products increased primarily as a result of increases from the Company’s ARV franchise. The increase in net sales was partially offset by the unfavorable impact of foreign currency translation of $103.7 million, or 6%. Constant currency net sales increased by approximately $234.3 million, or 14%.
Cost of Sales and Gross Profit
Cost of sales increased from $7.60 billion from the year ended December 31, 2019 to $8.15 billion for the year ended December 31, 2020. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the year ended December 31, 2020 was $3.80 billion and gross margins were 32%. For the year ended December 31, 2019, gross profit was $3.90 billion and gross margins were 34%. Gross margins were negatively impacted by the decline in gross profit from net sales of existing products, partially offset by net sales of new product sales, of approximately $380 million. This decline in gross profit was primarily the result of lower pricing in the Developed Markets and lower net sales in Greater China and JANZ and includes the impacts of unfavorable competitive market conditions, COVID-19 and the termination of a collaboration agreement with Pfizer in Japan. In addition, gross margins were negatively impacted by approximately $182 million from higher restructuring and acquisition related costs, as well as additional costs due to COVID-19. These unfavorable items were partially offset by gross profit from the Combination of approximately $223 million, and lower legacy business amortization and impairment charges compared to the prior year of approximately $238 million. Adjusted gross margins were approximately 54% and 53% for the years ended December 31, 2020 and 2019, respectively.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2020 compared to the year ended December 31, 2019 is as follows:

	Year Ended
	December 31,
(In millions)	2020	2019
U.S. GAAP cost of sales	$8,149.3	$7,602.9
Deduct:
Purchase accounting amortization and other related items	(1,933.6)	(1,767.1)
Acquisition related items	(16.9)	(6.8)
Restructuring and related costs	(207.7)	(100.9)
Shared-based compensation expense	(1.5)	(1.1)
Other special items	(438.1)	(366.0)
Adjusted cost of sales	$5,551.5	$5,361.0

Adjusted gross profit (a)	$6,394.5	$6,139.5

Adjusted gross margin (a)	54%	53%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2020 was $555.1 million, compared to $639.9 million for the prior year, a decrease of $84.8 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs, and higher payments in the prior year related to licensing arrangements for products in development. Partially offsetting this decrease was R&D expense incurred from the Combination of $22.4 million.
Selling, General & Administrative Expense
SG&A expense for the year ended December 31, 2020 was $3.34 billion, compared to $2.56 billion for the prior year, an increase of $781.0 million. The increase was primarily due to an increase of approximately $587.5 million in Combination related costs. These costs include approximately $200.9 million for advisory and consulting fees, $303.5 million related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the BCA and SDA and approximately $69.3 million of employee related change in control and retention amounts. Also contributing to the increase were costs related to the Upjohn Business incurred from the date of the Combination of $280.7 million, and approximately $111.2 million increase in restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower selling and promotional expenses, including through our active management and certain lower expenses as a result of COVID-19.

Litigation Settlements and Other Contingencies, Net
During the year ended December 31, 2020, the Company recorded a net charge of $107.8 million for litigation settlements and other contingencies, net, compared to a net gain of $21.4 million in the prior year.
The following table includes the losses / (gains) recognized in litigation settlements and other contingencies, net during the year ended December 31, 2020 and 2019, respectively:

	Year Ended
	December 31,
(In millions)	2020	2019
Respiratory delivery platform contingent consideration adjustment	$73.1	$(20.4)
Litigation settlements, net	34.7	(1.0)
Total litigation settlements and other contingencies, net	$107.8	$(21.4)
During the year ended December 31, 2020, the Company recorded a $73.1 million loss for fair value adjustments related to respiratory delivery platform contingent consideration. Additionally, the Company recorded a net charge of approximately $34.7 million related to a number of litigation matters.
During the year ended December 31, 2019, the Company recognized a net gain in litigation settlements of approximately $1.0 million. This net gain was primarily due to a favorable litigation settlement related to the Celgene Corporation matter of $62.0 million, which was partially offset by litigation related charges for settlements reached during the year. Charges for litigation related matters included $18.0 million for the modafinil antitrust matter and $30.0 million for Mylan’s settlement with the SEC. In addition, a $20.4 million gain was recognized for the reduction of contingent consideration related to the respiratory delivery platform.
Interest Expense
Interest expense for the year ended December 31, 2020 totaled $497.8 million, compared to $517.3 million for the year ended December 31, 2019, a decrease of $19.5 million. The decrease is primarily due to lower average long-term debt balances during the current year, partially offset by the interest expense related to the additional debt assumed in the Combination of approximately $26.8 million.
Other Expense, Net
Other expense, net was $12.6 million for the year ended December 31, 2020, compared to other expense, net of $43.8 million for the prior year. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses, and interest and dividend income. Other expense (income), net was comprised of the following for the year ended December 31, 2020 and 2019, respectively:

	Year Ended December 31,
(In millions)	2020	2019
Losses from equity affiliates, primarily clean energy investments	$48.4	$62.1
Foreign exchange losses/(gains), net	2.2	(9.4)
Other gains, net	(38.1)	(8.9)
Other expense, net	$12.5	43.8
Income Tax (Benefit) Provision
For the year ended December 31, 2020, the Company recognized an income tax benefit of $51.3 million, compared to an income tax provision of $137.6 million for the comparable prior year, an increase in the benefit of $188.9 million. The current year benefit recognized was the result of tax impacts related to the Combination. These impacts include a benefit related to recording deferred tax assets for non-U.S. entities that will be taxed in the both their local jurisdictions and U.S., offset by the loss of certain attributes in non-U.S. jurisdictions and non-deductible transaction and employee related costs. During the year ended December 31, 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business Acquisition. As a result, the Company recorded a reserve of approximately $155.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $144.9 million. Also impacting the current and prior year income tax provision and benefit, respectively, was the changing mix of income earned in jurisdictions with differing tax rates.
2019 Compared to 2018

	Year Ended December 31,
(In millions)	2019	2018	% Change	2019 Currency Impact (1)	2019 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$8,240.0	$8,289.1	(1)%	$231.0	$8,471.0	2%
Greater China	214.6	168.1	28%	8.6	223.2	33%
JANZ	1,192.5	1,132.8	5%	27.8	1,220.3	8%
Emerging Markets	1,723.2	1,678.7	3%	55.0	1,778.2	6%
Total net sales	11,370.3	11,268.7	1%	322.4	11,692.7	4%

Other revenues (3)	130.2	165.2	(21)%	2.1	132.3	(20)%
Consolidated total revenues (4)	$11,500.5	$11,433.9	1%	$324.5	$11,825.0	3%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2019 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the year ended December 31, 2019, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $90.2 million, $0.5 million, $3.1 million, and $36.4 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2019, the Company reported total revenues of $11.50 billion compared to $11.43 billion for the comparable prior year period, representing an increase of $66.6 million, or 1%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2019 were $11.37 billion, compared to $11.27 billion for the comparable prior year period, representing an increase of $101.6 million, or 1%. Other revenues for the year ended December 31, 2019 were $130.2 million, compared to $165.2 million for the comparable prior year period, a decrease of $35.0 million.
The increase in net sales was the result of increases in net sales in the JANZ segment of 5%, the Greater China segment of 28%, and the Emerging Markets segment of 3%, partially offset by a decrease in the Developed Markets segment of 1%. The Company’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU, Australia and India. The unfavorable impact of foreign currency translation on current year net sales was approximately $322.4 million, or 3%. On a constant currency basis, the increase in net sales was approximately $424.0 million, or 4% for the year ended December 31, 2019. This increase was driven by new product sales, partially offset by a decrease in net sales from existing products as a result of lower pricing and volumes.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 23% and 20% for the years ended December 31, 2019 and 2018, respectively. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of the discontinuation of products.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.
Developed Markets Segment
Net sales from Developed Markets decreased by $49.1 million or 1% during the year ended December 31, 2019 when compared to the prior year. Net sales within North America totaled approximately $4.2 billion and net sales within Europe totaled approximately $4.1 billion. New product sales, including the WixelaTM InhubTM, Fulphila® (biosimilar to Neulasta®) and YUPELRITM, were partially offset by lower net sales from existing products due to lower volumes and pricing driven by changes in the competitive environment and portfolio rationalization. In addition, net sales were negatively impacted by the unfavorable impact of foreign currency translation of $231.0 million, or 3%. Constant currency net sales increased by approximately $181.9 million, or 2% when compared to the prior year.
Greater China Segment
Net sales from Greater China increased by $46.5 million or 28% for the year ended December 31, 2019 when compared to the prior year. This increase was primarily the result of higher net sales from existing products, primarily driven by higher volumes, and to a lesser extent, favorable pricing and new product sales. These increases were partially offset by the unfavorable impact of foreign currency translation of $8.6 million, or 5%. Constant currency net sales increased by approximately $55.1 million, or 33% when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $59.7 million or 5% for the year ended December 31, 2019 when compared to the prior year. This increase was primarily the result of higher net sales from existing products and new product sales. The increase to net sales from existing products was driven by higher volumes and was partially offset by unfavorable pricing. New products sales was primarily due to new product sales in Australia. These increases were partially offset by the unfavorable impact of foreign currency translation of $27.8 million, or 3%. Constant currency net sales increased by approximately $87.5 million, or 8% when compared to the prior year.
Emerging Markets Segment
Net sales from Emerging Markets increased by $44.5 million or 3% for the year ended December 31, 2019 when compared to the prior year. This increase was primarily the result of higher volumes of existing products and, to a lesser extent, new product sales. Volumes of existing products increased primarily due to increases in the Company’s ARV franchise and certain emerging markets. The increase in net sales as a result of new products was primarily due to new product sales in certain emerging markets and from the Company’s ARV franchise. These increases were partially offset by lower pricing on existing products and the unfavorable impact of foreign currency translation. Overall, net sales from Emerging Markets were unfavorably impacted by the effect of foreign currency translation of approximately $55.0 million, or 3%. Constant currency net sales increased by approximately $99.5 million, or 6%.
Cost of Sales and Gross Profit
Cost of sales increased from $7.43 billion for the year ended December 31, 2018 to $7.60 billion for the year ended December 31, 2019. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the year ended December 31, 2019 was $3.90 billion and gross margins were 34%. For the year ended December 31, 2018, gross profit was $4.00 billion and gross margins were 35%. Gross margins were negatively impacted by the decline in sales of existing products by approximately 550 basis points. The decline in sales of existing products was primarily in North America and includes the impacts of product rationalization. Partially offsetting this impact, gross margins were positively impacted by approximately 500 basis points due to new product introductions primarily in North America. Adjusted gross margins were approximately 53% and 54% for the years ended December 31, 2019 and 2018, respectively. Adjusted gross margins were negatively impacted by lower gross profit from sales of existing products partially offset by gross margins on new product introductions primarily in North America.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2019 compared to the year ended December 31, 2018 is as follows:

	Year Ended December 31,
(In millions)	2019	2018
U.S. GAAP cost of sales	$7,602.9	$7,432.3
Deduct:
Purchase accounting amortization and other related items	(1,767.1)	(1,833.3)
Acquisition related items	(6.8)	(2.9)
Restructuring and related costs	(100.9)	(118.4)
Shared-based compensation expense	(1.1)	—
Other special items	(366.0)	(225.1)
Adjusted cost of sales	$5,361.0	$5,252.6

Adjusted gross profit (a)	$6,139.5	$6,181.3

Adjusted gross margin (a)	53%	54%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2019 was $639.9 million, compared to $704.5 million for the prior year, a decrease of $64.6 million. This decrease was primarily due to lower expenditures related to the reprioritization of global programs and lower restructuring related costs.
Selling, General & Administrative Expense
SG&A expense for the year ended December 31, 2019 was $2.56 billion, compared to $2.44 billion for the prior year, an increase of $122.6 million. The increase was primarily due to an increase of approximately $82.5 million for consulting fees and other expenses primarily related to the Combination in addition to increased investment in selling and marketing activities. Also contributing to the increase was higher share-based compensation expense of approximately $60.7 million as a result of the reversal of all of the cumulative expense related to certain performance-based awards totaling $70.6 million in the prior year. Partially offsetting these increases was bad debt expense of approximately $26.5 million incurred in the prior year related to a special business interruption event for one customer and $20.0 million of compensation expense for an additional discretionary bonus for a certain group of employees in the prior year. None of the employees who received the 2018 discretionary bonus were named executive officers.

Litigation Settlements and Other Contingencies, Net
During the year ended December 31, 2019, the Company recorded a net gain of $21.4 million for litigation settlements and other contingencies, net, compared to $49.5 million in the prior year.
The following table includes the (gains) / losses recognized in litigation settlements and other contingencies, net during the year ended December 31, 2019 and 2018, respectively:

	Year Ended
	December 31,
(In millions)	2019	2018
Respiratory delivery platform contingent consideration adjustment	$(20.4)	$(44.0)
Jai Pharma Limited and other contingent consideration adjustments	—	2.5
Litigation settlements, net	(1.0)	(8.0)
Total litigation settlements and other contingencies, net	$(21.4)	$(49.5)

During the year ended December 31, 2019, the Company recognized a net gain in litigation settlements of approximately $1.0 million. This net gain was primarily due to a favorable litigation settlement related to the Celgene Corporation matter of $62.0 million, which was partially offset by litigation related charges for settlements reached during the year. Charges for litigation related matters included $18.0 million for the modafinil antitrust matter and $30.0 million for Mylan’s settlement with the SEC. In addition, a $20.4 million gain was recognized for the reduction of contingent consideration related to the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform.
Litigation settlements for the year ended December 31, 2018 consisted primarily of a gain of approximately $22.9 million related to a favorable litigation settlement, which was partially offset by litigation related charges of approximately $14.9 million related to an antitrust and a patent infringement matter. In addition, a $44.0 million gain was recognized for the change in value of contingent consideration related to the respiratory delivery platform, which was partially offset by losses incurred on other contingent consideration.
Interest Expense
Interest expense for the year ended December 31, 2019 totaled $517.3 million, compared to $542.3 million for the year ended December 31, 2018, a decrease of $25.0 million. The decrease is primarily due to lower average long-term debt balances during the current year.
Other Expense, Net
Other expense, net, was $43.8 million for the year ended December 31, 2019, compared to other expense, net of $64.9 million for the prior year. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses, and interest and dividend income. Other expense (income), net was comprised of the following for the year ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
(In millions)	2019	2018
Losses from equity affiliates, primarily clean energy investments	$62.1	$78.7
Foreign exchange gains, net	(9.4)	(20.0)
Other (gains)/losses, net	(8.9)	6.2
Other expense, net	$43.8	$64.9
Income Tax Provision (Benefit)
For the year ended December 31, 2019, the Company recognized an income tax provision of $137.6 million, compared to an income tax benefit of $54.1 million for the comparable prior year, an increase of $191.7 million. During the year ended December 31, 2019, we reached an agreement in principle with the IRS to resolve all issues relating to our positions on the EPD Business Acquisition. As a result, the Company recorded a reserve of approximately $155.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $144.9 million. The tax provision for the year ended December 31, 2018 included a net benefit to the income tax provision of approximately $53.0 million as a result of the federal and state audits and settlements and expirations of certain state, federal, and foreign statutes of limitations. Partially offsetting this benefit was an increase in the reserve for uncertain tax benefits of approximately $18.0 million for certain other matters. Also impacting the current and prior year income tax provision and benefit, respectively, was the changing mix of income earned in jurisdictions with differing tax rates.
Use of Non-GAAP Financial Measures
Whenever the Company uses non-GAAP financial measures, we provide a reconciliation of the non-GAAP financial measures to their most directly comparable U.S. GAAP financial measure. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of non-GAAP measures to their most directly comparable U.S. GAAP measure and should consider non-GAAP measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with U.S. GAAP. Additionally, since these are not measures determined in accordance with U.S. GAAP, non-GAAP financial measures have no standardized meaning across companies, or as prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar measures or measures with the same title used by other companies.
Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics.
Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “adjusted cost of sales” and the corresponding non-GAAP financial measure “adjusted gross margin.” The principal items excluded from adjusted cost of sales include restructuring, acquisition related and other special items and purchase accounting amortization and other related items, which are described in greater detail below.
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity and other significant events, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings is an important internal financial metric related to the ongoing operating performance of the Company, and are therefore useful to investors and that their understanding of our performance is enhanced by this measure. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, beginning in 2020, is used, in part, for management’s incentive compensation. We calculate “EBITDA” as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring and other special items to determine “adjusted EBITDA”. These adjustments are generally permitted under our credit agreement in calculating Adjusted EBITDA for determining compliance with our debt covenants.
The significant items excluded from adjusted cost of sales, adjusted net earnings, EBITDA and adjusted EBITDA include:

Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, EBITDA and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, and intangible asset impairment charges, including for in-process research and development. For the acquisition of businesses accounted for under the provisions of the Financial Accounting Standards Board Accounting Standards Codification Topic 805, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.
Upfront and Milestone-Related R&D Expenses
These expenses and payments are excluded from adjusted net earnings and adjusted EBITDA because they generally occur at irregular intervals and are not indicative of the Company’s ongoing operations.
Accretion of Contingent Consideration Liability and Other Fair Value Adjustments
The impact of changes to the fair value of contingent consideration and accretion expense are excluded from adjusted net earnings and adjusted EBITDA because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
Share-based Compensation Expense
Share-based compensation expense is excluded from adjusted net earnings and adjusted EBITDA. Our share-based compensation programs have become increasingly weighted toward performance-based compensation, which leads to variability and to a lack of predictability as to the occurrence and/or timing of amounts incurred. As such, management believes the exclusion of such amounts on an ongoing basis is helpful to understanding the underlying operational performance of the business.
Restructuring, Acquisition Related and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:
•Costs related to formal restructuring programs and actions, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs, decommissioning and other restructuring related costs;
•Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions such as advisory and legal fees, certain financing related costs, certain reimbursements related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the BCA and SDA, certain other TSA related exit costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
•The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the Code; only included in adjusted net earnings is the net tax effect of the entity’s activities;
•Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, asset write-downs, or liability adjustments;
•Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and
•The impact of changes related to uncertain tax positions is excluded from adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from adjusted net earnings and adjusted EBITDA because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.

Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 19 Litigation included in Part II. Item 8 of this Form 10-K are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs incurred by the Company in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings
A reconciliation between net (loss) earnings as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
U.S. GAAP net (loss) earnings	$(669.9)	$16.8	$352.5
Purchase accounting related amortization (primarily included in cost of sales) (a)	1,933.6	1,767.0	1,833.9
Litigation settlements and other contingencies, net	107.8	(21.4)	(49.5)
Interest expense (primarily clean energy investment financing and accretion of contingent consideration)	12.6	27.2	39.7
Clean energy investments pre-tax loss	48.4	62.1	78.7
Acquisition related costs (primarily included in SG&A) (b)	613.6	89.5	21.4
Restructuring related costs (c)	323.1	104.6	240.2
Share-based compensation expense (d)	79.2	56.8	—
Other special items included in:
Cost of sales (e)	438.1	366.0	225.1
Research and development expense (f)	47.2	121.1	118.2
Selling, general and administrative expense	44.6	60.2	43.7
Other expense, net	(16.8)	10.7	25.4
Tax effect of the above items and other income tax related items	(589.7)	(380.1)	(564.5)
Adjusted net earnings	$2,371.8	$2,280.5	$2,364.8

Significant items for the year ended December 31, 2020 include the following:
(a)    Includes amortization of the purchase accounting inventory fair value adjustment related to the Combination totaling approximately $238.2 million.
(b)    Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. Refer to SG&A discussion within the section “2020 Compared to 2019”.
(c)    For the year ended December 31, 2020, charges of approximately $207.7 million are included in cost of sales, approximately $0.4 million is included in R&D, and approximately $115.0 million is included in SG&A. Refer to Note 17 Restructuring included in Part II. Item 8 of this Form 10-K for additional information.
(d)    Beginning in 2019, share-based compensation expense is excluded from adjusted net earnings. The full year impact for the year ended December 31, 2018 was insignificant. As such, the 2018 amount was not added back to U.S. GAAP net earnings.
(e)    Costs incurred during the year ended December 31, 2020 includes incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $238.4 million and incremental manufacturing variances and special bonus incurred as a result of the COVID-19 pandemic of $67.7 million.
(f)    Adjustments primarily relate to non-refundable payments related to development collaboration agreements.

Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the twelve months ended December 31, 2020 compared to the prior year period:

	Year Ended December 31,
(in millions)	2020	2019	2018
U.S. GAAP net (loss) earnings	$(669.9)	$16.8	$352.5
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	48.4	62.1	78.7
Income tax (benefit) provision	(51.3)	137.6	(54.1)
Interest expense (a)	497.8	517.3	542.3
Depreciation and amortization (b)	2,216.1	2,019.3	2,109.9
EBITDA	$2,041.1	$2,753.1	$3,029.3
Add / (deduct) adjustments:
Share-based compensation expense (income)	79.2	56.8	(3.3)
Litigation settlements and other contingencies, net	107.8	(21.4)	(49.5)
Restructuring, acquisition related and other special items (c)	1,426.0	751.2	646.4
Adjusted EBITDA	$3,654.1	$3,539.7	$3,622.9

(a)    Includes clean energy investment financing and accretion of contingent consideration.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.23 billion for the year ended December 31, 2020. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures and interest and principal payments on debt obligations. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $571.9 million to $1.23 billion for the year ended December 31, 2020, as compared to net cash provided by operating activities of $1.80 billion for the year ended December 31, 2019. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.

The net decrease in net cash provided by operating activities was principally due to the following:
•a decrease in net earnings for the year ended December 31, 2020 of $686.7 million, principally as a result of a decrease in earnings from operations as a result of Combination and restructuring related expenses;
•a net increase of $229.0 million in the amount of cash used through changes in inventory balances;
•a net decrease in the amount of cash provided by changes in income taxes of $54.3 million as a result of the level and timing of estimated tax payments made during the current period.
These items were partially offset by the following:
•a net increase in non-cash expenses of $303.3 million; and
•a net increase in the amount of cash provided by changes in accounts receivable of $98.7 million, reflecting the timing of sales and cash collections including the impact of factoring arrangements.

Investing Activities
Net cash used in investing activities was $301.1 million for the year ended December 31, 2020, as compared to net cash used in investing activities of $525.4 million for the year ended December 31, 2019, a decrease of $224.3 million.
In 2020, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $415.8 million primarily related to the cash received as part of the Combination;
•payments for product rights and other, net totaling approximately $438.2 million, primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe along with other acquisitions of intellectual property rights and marketing authorizations;
•proceeds from the sale of assets of $20.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $243.0 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2021 calendar year are expected to be approximately $500 million to $650 million.
In 2019, significant items in investing activities included the following:
•cash paid for acquisitions, net totaling approximately $148.7 million, primarily related to payments to Novartis for the purchase of the worldwide rights to the TOBI Podhaler® and TOBI® solution global cystic fibrosis products;
•payments for product rights and other, net totaling approximately $192.8 million, primarily related to the acquisitions of intellectual property rights and marketing authorizations;
•proceeds from the sale of assets of $28.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $213.2 million.

Financing Activities
Net cash used in financing activities was $605.7 million for the year ended December 31, 2020, as compared to net cash used in financing activities of $1.17 billion for the year ended December 31, 2019, a decrease of $563.3 million.
In 2020, significant items in financing activities included the following:
•net short-term borrowings of $1.10 billion;
•long-term borrowings under the Revolving Facility of $983.0 million;
•long-term debt payments of approximately $2.48 billion, consisting primarily of repayment at maturity of €500.0 million principal amount of Floating Rate Euro Notes due May 2020, repayment at maturity of €750.0 million principal amount of Euro Senior Notes due November 2020, repayment of $983.0 million of borrowings under the Revolving Facility and repayment at maturity of $50.0 million principal amount of Senior Notes due 2020;
•non-contingent payments for product rights totaling approximately $143.3 million primarily related to the acquisitions of intellectual property rights and marketing authorizations in prior periods; and
•payments totaling approximately $48.5 million (of the $111.8 million) in profit share and milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
In 2019, significant items in financing activities included the following:
•long-term debt payments of approximately $1.11 billion consisting primarily of the repayment at maturity of $550.0 million principal amount of the 2.500% Senior Notes due 2019, the partial redemption of $450.0 million principal amount of the 3.750% Senior Notes due 2020 and the repayment of the remaining approximately $100.0 million balance of the 2016 Term Facility; and
•payments totaling approximately $60.3 million (of the total $99.0 million) in milestone payments related to Pfizer’s respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
Capital Resources
Our cash and cash equivalents totaled $844.4 million at December 31, 2020, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $4.00 billion under the Revolving Facility which matures in November 2023. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program.

In addition to the Revolving Facility, Mylan Pharmaceuticals Inc., a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2022. As of December 31, 2020, the Company had $248.4 million outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $153.0 million and $90.1 million of accounts receivable as of December 31, 2020 and 2019 under these factoring arrangements, respectively.
At December 31, 2020, our long-term debt, including the current portion, totaled $24.69 billion, as compared to $12.67 billion at December 31, 2019. Total long-term debt is calculated net of deferred financing fees which were $49.2 million and $60.5 million at December 31, 2020 and December 31, 2019, respectively.
For additional information regarding our debt and debt agreements refer to Note 10 Debt in Part II. Item 8 of this Form 10-K.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2020 was as follows for each of the periods ending December 31:
The Company’s Revolving Facility contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Revolving Facility contains a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreement (“maximum leverage ratio”).

The maximum leverage ratio is 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement. The Company is in compliance at December 31, 2020 and expects to remain in compliance for the next twelve months.
Supplemental Guarantor Financial Information
Subsequent to the Combination, Utah Acquisition Sub Inc. is the issuer of the 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 (collectively, the “Utah Senior Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Mylan Inc. is the issuer of the 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 (collectively, the “Mylan Inc. Senior Notes” and, together with the Utah Senior Notes, the “Senior Notes”), which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
The respective obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. as guarantors of the Senior Notes, as applicable, are senior unsecured obligations of the applicable guarantor and rank pari passu in right of payment with all of such guarantor’s existing and future senior unsecured obligations that are not expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, rank senior in right of payment to any future obligations of such guarantor that are expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, and are effectively subordinated to such guarantor’s existing and future secured obligations to the extent of the value of the collateral securing such obligations. The respective obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. as guarantors of the Senior Notes, as applicable, are structurally subordinated to all of the existing and future liabilities, including trade payables, of the existing and future subsidiaries of such guarantor that do not guarantee the applicable series of Senior Notes.
The guarantees by Viatris Inc., Mylan Inc. and Mylan II B.V. of the Utah Senior Notes will terminate under the following customary circumstances: (1) a sale or disposition of Mylan Inc. in a transaction that complies with the applicable indenture such that Mylan Inc. ceases to be a subsidiary of Viatris Inc.; (2) legal defeasance or covenant defeasance, each as described in the applicable indenture, or if Utah Acquisition Sub Inc.’s obligations under the applicable indenture are discharged; or (3) the earlier to occur of (i) the release of their respective guarantees under all applicable Mylan Inc. debt and (ii) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. debt.
The guarantee obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. under the Senior Notes are subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) each guarantee is limited in amount to an amount not to exceed the maximum amount that can be guaranteed by the applicable guarantor without rendering the guarantee, as it relates to such guarantor, voidable under applicable fraudulent transfer and conveyance laws or similar laws affecting the rights of creditors generally.
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the year ended December 31, 2020 and 2019. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2020	December 31, 2019
ASSETS
Current assets	$477.7	$152.2
Non-current assets	61,272.4	41,602.4

LIABILITIES AND EQUITY
Current liabilities	20,951.7	15,414.9
Non-current liabilities	17,844.2	14,455.9

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(929.6)	(790.3)
Net (loss) earnings	(669.9)	16.8
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $343 million accrued for legal contingencies at December 31, 2020.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and the assumed legal matters referenced above, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters could have a material effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from closing date. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. Through the year ended December 31, 2020, the Company has incurred $53.1 million related to this provision of the TSA.
We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. In addition, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Less than One Year	One-Three Years	Three-Five Years	Thereafter
Long-term debt	$23,947.0	$2,250.0	$3,766.0	$3,499.0	$14,432.0
Scheduled interest payments (1)	4,341.1	393.7	698.3	593.7	2,655.4
Leases	361.9	89.9	114.6	62.3	95.1
Other Commitments (2)	2,595.7	1,328.1	360.0	291.9	615.7
	$31,245.7	$4,061.7	$4,938.9	$4,446.9	$17,798.2
____________
(1)Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under senior notes and other long-term debt. Variable debt interest payments are estimated using current interest rates.
(2)Other commitments include funding commitments related to the Company’s clean energy investments, agreements to purchase third-party manufactured products, open purchase orders, transition tax and estimated post-employment payments at December 31, 2020.
Due to the uncertainty with respect to the timing of future payments, if any, the following contingent payments have not been included in the table above.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when we may be required to pay such amounts. The amount of the contingent consideration liabilities was $223.6 million at December 31, 2020. In addition, the Company expects to incur approximately $8 million to $10 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2021.
With respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $391.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
In the normal course of business, Viatris periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.
We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.
Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except obligations reflected as acquisition related contingent consideration. Refer to Note 9 Financial Instruments and Risk Management included in Part II. Item 8 of this Form 10-K for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2020 totaled approximately $380 million. We estimate that the amounts that may be paid in the next twelve months to be approximately $40 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
The Company’s significant collaboration and licensing agreements include those with Revance, Momenta, Theravance Biopharma, Biocon and FKB. Refer to Note 18 Collaboration and Licensing Agreements included in Part II. Item 8 of this Form 10-K for additional information related to our collaborations.
Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies included in Part II. Item 8 of this Form 10-K and are in accordance with U.S. GAAP.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions, acquisitions, intangible assets, goodwill and contingent consideration, income taxes and the impact of existing legal matters.
Revenue Recognition
We recognize revenues in accordance with ASC 606. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. As such, they have been identified as critical accounting estimates. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $29.3 million.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $78.8 million.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit. A change of 5% would have an effect on our reserve balance of approximately $27.0 million.
•Governmental rebate programs: government reimbursement programs in the U.S. include Medicare, Medicaid, and State Pharmacy Assistance Programs established according to statute, regulations and policy. Manufacturers of pharmaceutical products that are covered by the Medicaid program are required to pay rebates to each state based on a statutory formula set forth in the Social Security Act. Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. In addition, certain states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. Our estimate of these rebates is based on the historical trends of rebates paid as well as on changes in wholesaler inventory levels and increases or decreases in the level of sales. We estimate discounts on branded prescription drug sales to Medicare Part D participants in the Medicare “coverage gap” based on historical experience of prescriptions and utilization expected to result in the discount of the “coverage gap”.
Outside the U.S. the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the governments total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
A change of 5% would have an effect on our reserve balance of approximately $15.7 million.
The following is a rollforward of the categories of variable consideration during 2020:

(In millions)	Balance at December 31, 2019	Current Provision Related to Sales Made in the Current Period	Balances Acquired Through Acquisition	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2020
Chargebacks	$518.6	$3,656.2	$92.2	$(3,685.9)	$4.1	$585.2
Rebates, promotional programs and other sales allowances	1,084.1	3,765.5	627.2	(3,896.5)	(4.0)	1,576.3
Returns	393.0	329.7	128.0	(314.8)	4.0	539.9
Governmental rebate programs	$312.8	327.8	39.4	(358.8)	(7.9)	313.3
Total	$2,308.5	$8,079.2	$886.8	$(8,256.0)	$(3.8)	$3,014.7
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2020 and 2019, respectively:

(In millions)	December 31, 2020	December 31, 2019
Accounts receivable	$1,802.9	$1,512.0
Other current liabilities	1,211.8	796.5
Total	$3,014.7	$2,308.5
We have not made and do not anticipate making any significant changes to the methodologies that we use to measure provisions for variable consideration; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves.

Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Refer to Note 4 Acquisitions and Other Transactions included in Part II. Item 8 of this Form 10-K for further additional information regarding the Company’s acquisitions, including the acquisition accounting related to the Combination.
Purchases of developed products and licenses that are accounted for as asset acquisitions are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.
The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, government reform actions, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.
The Company records contingent consideration resulting from business acquisitions at its estimated fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management’s assessment of the fair value of the Company’s reporting units as compared to their related carrying value. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying amount is less than its fair value, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, an impairment charge is recorded for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations.
Mylan historically performed its annual goodwill impairment test on April 1st. As a result of the decline in the Mylan’s share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020 and its annual goodwill impairment test as of April 1, 2020.

Mylan performed both the interim and annual goodwill impairment tests on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, Mylan performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.

Income Approach: Under this approach, to determine fair value, we discounted the expected future cash flows of each reporting unit. We used a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used EBITDA in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

Market-Based Approach: The Company also utilizes a market-based approach to estimate fair value, principally utilizing the guideline company method which focuses on comparing our risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.
As of March 31, 2020 and April 1, 2020, the allocation of goodwill among the reporting units was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.

As of March 31, 2020 and April 1, 2020, Mylan determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of the overall business declined because of future forecasts and the decline in share price.

For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.2 billion or 11.0% for both the interim and annual goodwill impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020 and April 1, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

As a result of the Combination and the integration of our portfolio across our regions, the Company changed its reportable segments. The Company now has four reportable segments on a geographic basis, Developed Markets, Greater China, JANZ and Emerging Markets. Subsequent to the change in segments, our reporting units for allocating and evaluating Goodwill impairment will be North America, Europe, Greater China, JANZ and Emerging Markets.

The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. We have assessed the recoverability of certain long-lived assets, principally finite-lived intangible assets, contained within the reporting units whenever certain impairment indicators are present. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $45.0 million, $42.3 million, and $106.3 million, respectively, of impairment charges for finite-lived intangible assets, which were recorded as a component of amortization expense. At December 31, 2020 and 2019, the Company’s finite-lived intangible assets totaled $29.68 billion and $11.53 billion, respectively. Changes to any of the

Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company’s indefinite-lived intangible assets, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2020, 2019 and 2018, the Company recorded $37.4 million, $138.3 million, and $117.7 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2020 and 2019, the Company’s IPR&D assets totaled $80.7 million and $120.3 million, respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management included in Part II. Item 8 of this Form 10-K. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2020, our reserve for unrecognized tax benefits totaled $391.1 million, of which $264.0 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2020, a valuation allowance of $443.6 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2020 and 2019, the Company’s net deferred tax assets totaled $2.15 billion and $703.1 million, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $41.8 million.
Legal Matters
Viatris is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price, such estimates are considered to be critical accounting estimates.
A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $17.2 million. Refer to Note 19 Litigation included in Part II. Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. We do not believe that inflation has had a material impact on our revenues or operations in any of the past three years.
Recent Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies in Part II. Item 8 of this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
A significant portion of our revenues and earnings are exposed to changes in foreign currency exchange rates. We seek to manage this foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.
From time to time, foreign exchange risk is managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency assets and liabilities that arise from operations and from intercompany loans. Viatris’ primary areas of foreign exchange risk relative to the U.S. Dollar are the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won. Any unhedged foreign exchange exposures continue to be subject to market fluctuations.
Our financial instrument holdings at year end were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined as follows:
•foreign currency forward-exchange contracts — net present values
•foreign currency denominated receivables, payables, debt and loans — changes in exchange rates
In this sensitivity analysis, we assumed that the change in one currency’s rate relative to the U.S. Dollar would not have an effect on other currencies’ rates relative to the U.S. Dollar. All other factors were held constant.
If there were an adverse change in foreign currency exchange rates of 10%, the expected net effect on net income related to Viatris’s foreign currency denominated financial instruments would not be material.
The Company is also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings, principally our Euro denominated long-term debt, are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income (loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in net income as changes occur.
Interest Rate and Long-Term Debt Risk
Viatris’ exposure to interest rate risk arises primarily from our U.S. Dollar and Euro borrowings and U.S. Dollar investments. We invest primarily on a variable-rate basis and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Viatris will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or to convert fixed-rate borrowings to variable interest rates.

As of December 31, 2020, Viatris’ outstanding fixed rate borrowings consist principally of $23.30 billion notional amount of senior notes and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2020, the fair value of our outstanding fixed rate senior notes and Euro notes was approximately $25.90 billion. A 100 basis point change in interest rates on Viatris’ variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $17.0 million per year.

ITEM 8.Financial Statements And Supplementary Data
Index to Consolidated Financial Statements and
Supplementary Financial Information

Management’s Report on Internal Control over Financial Reporting
Management of Viatris Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework (2013), issued by COSO. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
On November 16, 2020, the combination of Mylan and the Upjohn Business was completed, with Mylan considered the accounting acquirer of the Upjohn Business. The Upjohn Business represented 7% of the Company’s consolidated total revenues for the year ended December 31, 2020, and assets (including intangible assets and goodwill) represented 48% of the Company’s consolidated total assets, as of December 31, 2020. Management did not include the Upjohn Business when conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 86 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) earnings, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Mylan N.V. Europe Reporting Unit – Refer to Note 8 to the financial statements.

Critical Audit Matter Description

The Company has performed an interim goodwill impairment test and its annual goodwill impairment test as of March 31 and April 1, 2020, respectively. As of March 31, 2020 and April 1, 2020, the Company had $9.3 billion of consolidated goodwill, $4.43 billion of which was allocated to the Mylan N.V. Europe reporting unit (“Europe reporting unit”). The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using both income and market-based approaches, to determine the fair value of its Europe reporting unit. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The fair value of the Europe reporting unit exceeded its carrying value by approximately $1.2 billion, or 11%, as of March 31 and April 1, 2020 and, therefore, no impairment was recognized.

Given that the Europe reporting unit’s revenues are sensitive to changes in consumer demand, the approval of new product launches, the expansion of existing products into new jurisdictions (which have differentiated distribution and commercialization models throughout the region), and the impact of business development activity, auditing management’s judgments regarding forecasts of future revenues, and the selection of the discount rate and terminal growth rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues (“forecasts”), and the selection of the discount rate and terminal growth rate for the Europe reporting unit included the following, among others:

•We tested the effectiveness of controls over the review of the goodwill impairment tests, including those over the development of the business forecasts of future revenues and the selection of the discount rate and terminal growth rate.
•We evaluated management’s ability to accurately forecast future revenues of the Europe reporting unit by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue forecasts by comparing the projections to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases. We also considered third party reports related to macroeconomic and industry trends, and made inquiries of management, including various regional commercial and operations leaders, to assess key inputs in the forecast assumptions.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, and terminal growth rate, including (1) testing the source information underlying the determination of the discount rate and terminal growth rate and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) considering third party macroeconomic reports.

Net Revenue Provisions – Chargebacks Accrual at Mylan Pharmaceuticals Inc. (“MPI”) – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is the most significant and complex provision in the context of the Company’s gross-to-net adjustments in the determination of net revenue. The chargeback accrual recorded at MPI represents the majority of the global chargeback reserve as of December 31, 2020. The Company's recorded estimate is based on expected sell-through levels by the Company’s wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

Estimating the amounts to be accrued for chargebacks requires significant estimation as management’s model utilizes historical buying patterns, estimated end-user demand, estimated inventory levels in the distribution channel, contracted sales terms with customers, as well as other competitive factors. Given the volume of chargebacks and the level of estimation uncertainty involved, auditing management’s judgments required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Net Revenue Provisions – Chargebacks accrual included the following, among others:

•We evaluated the Company’s methodology and assumptions in developing their chargeback accruals, including assessing the completeness and accuracy of the underlying data used by management in their estimates.

•We tested the effectiveness of controls over the calculation of the chargebacks reserves.

•We compared prior period chargebacks accruals to chargeback credits subsequently issued to evaluate management’s ability to accurately forecast chargeback activity.

•We developed independent expectations of product-level chargeback accruals and chargeback accruals in the aggregate using the following; 1) customer contracts, 2) historical sales and chargeback activity, 3) third-party channel inventory for select wholesalers, and 4) credits subsequently issued to period end and compared those to the recorded amounts.

Net Revenue Provisions – Sales Returns Accrual at MPI – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at MPI represents a significant component of the global sales returns reserve as of December 31, 2020.

Estimating the amounts to be accrued for returns requires significant estimation as management’s model utilizes historical experience with actual returns and considers levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional competitors, and changes in the regulatory environment. Given the volume of sales returns and the level of estimation uncertainty involved, auditing management’s judgments required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Net Revenue Provisions – Sales Returns accrual included the following, among others:

•We evaluated the Company’s methodology and assumptions in developing their sales returns accrual model, including assessing the completeness and accuracy of the underlying data used by management in their estimates.

•We tested the effectiveness of controls over the calculation of the sales returns reserve at MPI.

•We compared prior period sales returns accruals to sales returns credits subsequently issued to evaluate management’s ability to accurately forecast sales returns activity.

•We developed independent expectations of product-level sales returns accruals and sales returns accruals in the aggregate using the following: 1) historical sales and returns activity, 2) remaining shelf life information, 3) finished goods inventory on-hand at the end of the period, and 4) adjustments for known or anticipated sales return activity based on market dynamics (market prior to Viatris launch, impact of competition, and overall regulatory environment) and compared those to the recorded amounts.

Upjohn Business Combination Agreement – Refer to Notes 4 and 12 to the financial statements.

Critical Audit Matter Description

Viatris Inc. was formed in November 2020 through the combination of Mylan and Upjohn, a legacy division of Pfizer (“the Combination”). The transaction between Mylan and Viatris involved multiple legal entity restructuring transactions and a reverse merger acquisition with Viatris representing the legal acquirer and Mylan representing the accounting acquirer of the Upjohn Business. The Company applied the acquisition method to the acquired assets and assumed liabilities of the Upjohn Business. The preliminary allocation of the purchase price included $18.04 billion of identified intangible assets, which were valued based on company specific information and financial projections which are not observable in the market and are thus considered Level 3 fair value measurements as defined by U.S. GAAP. In addition, the Company evaluated its tax positions arising from the legal entity restructuring transactions for those positions considered to be more likely than not of being sustained upon audit, based on the technical merits of the position.

Given that the accounting for the transaction required management to make (1) significant judgments related to the accounting acquirer determination, (2) significant estimates and assumptions, in particular those associated with the valuation of the acquired intangible assets, and (3) significant judgments in analyzing and interpreting tax laws and positions across multiple jurisdictions arising from the legal entity restructuring transactions, performing audit procedures to evaluate the accounting for the transaction required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the transaction included the following, among others:

•We tested the effectiveness of controls related to the transaction, including controls over management’s determination of accounting acquirer, application of the acquisition method, and evaluation of uncertain tax positions.

•We evaluated the determination of the accounting acquirer in the combination with the assistance of our subject matter experts.

•We evaluated the reasonableness of management’s forecasts of future cash flows of the acquired intangible assets by comparing the projections to (1) historical Upjohn results (2) internal communications to management and the Board of Directors, and (3) third party industry reports. Further, we made inquiries of management, including various regional commercial and operations leaders, to assess key inputs in the forecast assumptions.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, and we evaluated the reasonableness of the discount rates by:
–Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rates selected by management.

•With the assistance of our tax specialists, we evaluated the uncertain tax positions associated with the transaction by:
–Obtaining management’s detailed step-by-step plan of the pre-close and post-close transactions and evaluating whether tax consequences of the transactions are consistent with our interpretation.
–Obtaining copies of technical tax support, including memorandums, and evaluating whether the conclusions reached are reasonable and supportable and consistent with our interpretation.
–Testing the underlying calculations and assumptions used to support reserves related to tax uncertainty.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 1, 2021
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Upjohn Business, which was acquired on November 16, 2020. The Upjohn Business represented 7% of the Company’s consolidated total revenues for the year ended December 31, 2020 and assets (including intangible assets and goodwill) represented 48% of the Company’s consolidated total assets as of December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting of the Upjohn Business.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 1, 2021

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Assets
Current assets:
Cash and cash equivalents	$844.4	$475.6
Accounts receivable, net	4,843.8	3,058.8
Inventories	5,471.9	2,670.9
Prepaid expenses and other current assets	1,707.4	552.0
Total current assets	12,867.5	6,757.3
Property, plant and equipment, net	3,459.9	2,149.6
Intangible assets, net	29,683.2	11,649.9
Goodwill	12,347.0	9,590.6
Deferred income tax benefit	2,147.9	703.1
Other assets	1,047.5	405.0
Total assets	$61,553.0	$31,255.5
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,904.2	$1,528.1
Short-term borrowings	1,100.9	—
Income taxes payable	288.6	213.0
Current portion of long-term debt and other long-term obligations	2,308.5	1,508.1
Other current liabilities	4,960.7	2,319.9
Total current liabilities	10,562.9	5,569.1
Long-term debt	22,429.2	11,214.3
Deferred income tax liability	3,123.7	1,627.5
Other long-term obligations	2,483.1	960.8
Total liabilities	38,598.9	19,371.7
Equity
Viatris Inc. shareholders’ equity
Common stock — par value $0.01 per share as of December 31, 2020 and ordinary shares — nominal value €0.01 per share as of December 31, 2019
Shares authorized: 3,000,000,000 and 1,200,000,000 as of December 31, 2020 and December 31, 2019
Shares issued: 1,206,895,644 and 540,746,871 as of December 31, 2020 and December 31, 2019	12.1	6.1
Additional paid-in capital	18,438.8	8,643.5
Retained earnings	5,361.2	6,031.1
Accumulated other comprehensive loss	(858.0)	(1,797.2)
	22,954.1	12,883.5
Less: Treasury stock — at cost
Ordinary shares: 24,598,074 as of December 31, 2019	—	999.7
Total equity	22,954.1	11,883.8
Total liabilities and equity	$61,553.0	$31,255.5

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net sales	$11,819.9	$11,370.3	$11,268.7
Other revenues	126.1	130.2	165.2
Total revenues	11,946.0	11,500.5	11,433.9
Cost of sales	8,149.3	7,602.9	7,432.3
Gross profit	3,796.7	3,897.6	4,001.6
Operating expenses:
Research and development	555.1	639.9	704.5
Selling, general and administrative	3,344.6	2,563.6	2,441.0
Litigation settlements and other contingencies, net	107.8	(21.4)	(49.5)
Total operating expenses	4,007.5	3,182.1	3,096.0
(Loss) Earnings from operations	(210.8)	715.5	905.6
Interest expense	497.8	517.3	542.3
Other expense, net	12.6	43.8	64.9
(Loss) Earnings before income taxes	(721.2)	154.4	298.4
Income tax (benefit) provision	(51.3)	137.6	(54.1)
Net (loss) earnings	(669.9)	16.8	352.5
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$(1.11)	$0.03	$0.69
Diluted	$(1.11)	$0.03	$0.68
Weighted average shares outstanding:
Basic	601.2	515.7	514.5
Diluted	601.2	516.5	516.5
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Earnings
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) earnings	$(669.9)	$16.8	$352.5
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	1,213.0	(415.5)	(1,125.2)
Change in unrecognized loss and prior service cost related to defined benefit plans	(14.0)	(24.8)	(3.8)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	18.2	37.1	(79.2)
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(305.2)	59.6	111.6
Net unrealized gain (loss) on marketable securities	0.6	0.5	(0.1)
Other comprehensive earnings (loss), before tax	912.6	(343.1)	(1,096.7)
Income tax (benefit) provision	(26.6)	9.2	(24.1)
Other comprehensive earnings (loss), net of tax	939.2	(352.3)	(1,072.6)
Comprehensive earnings (loss)	$269.3	$(335.5)	$(720.1)

See Notes to Consolidated Financial Statements

Viatris Inc. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Common Stock (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2017	537,902,426	$6.0	$8,586.0	$5,644.5	13,695,251	$(567.7)	$(361.2)	$—	$13,307.6
Net earnings	—	—	—	352.5	—	—	—	—	352.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,072.6)	—	(1,072.6)
Issuance of restricted stock and stock options exercised, net	1,387,239	—	17.7	—	—	—	—	—	17.7
Share-based compensation expense	—	—	(3.3)	—	—	—	—	—	(3.3)
Ordinary share repurchase	—	—	—	—	9,795,616	(432.0)	—	—	(432.0)
Taxes related to the net share settlement of equity awards	—	—	(9.0)	—	—	—	—	—	(9.0)
Cumulative effect of the adoption of new accounting standards	—	—	—	13.7	—	—	(7.5)	—	6.2
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$—	$12,167.1
Net earnings	—	$—	$—	$16.8	—	$—	$—	$—	$16.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(352.3)	—	(352.3)
Ordinary share repurchase	—	—	—	—	—	—	—	—	—
Share-based compensation income	—	—	56.8	—	—	—	—	—	56.8
Issuance of restricted stock and stock options exercised, net	1,457,206	0.1	8.1	—	—	—	—	—	8.2
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	—	(12.8)
Cancellation of restricted stock	—	—	—	—	1,107,207	—	—	—	—
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—	—
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$—	$11,883.8
Net loss	—	$—	$—	$(669.9)	—	$—	$—	$—	$(669.9)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	939.2	—	939.2
Share-based compensation expense	—	—	79.2	—	—	—	—	—	79.2
Issuance of restricted stock and stock options exercised, net	872,802	—	0.6	—	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(6.3)	—	—	—	—	—	(6.3)
Exchange of Mylan N.V. ordinary shares for Viatris Inc. common stock	(541,619,673)	(6.1)	6.1	—	—	—	—	—	—
Issuance of common stock to Mylan N.V. shareholders	541,619,673	5.2	(5.2)	—	—	—	—	—	—
Issuance of common stock for the Combination	689,874,045	6.9	10,720.6	—			—	—	10,727.5
Retirement of Mylan N.V. treasury stock, net	(24,598,074)	—	(999.7)	—	(24,598,074)	999.7	—	—	—
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$—	$22,954.1
__________________
(1) Ordinary Shares prior to November 16, 2020.
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$(669.9)	$16.8	$352.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,216.1	2,019.3	2,109.9
Deferred income tax benefit	(213.2)	(192.6)	(264.3)
Litigation settlements and other contingencies, net	101.1	(11.5)	(31.6)
Loss from equity method investments	48.4	62.1	78.7
Share-based compensation expense	79.2	56.8	(3.3)
Write off of financing fees	—	—	2.7
Other non-cash items	366.4	360.6	286.1
Changes in operating assets and liabilities:
Accounts receivable	78.7	(20.0)	340.1
Inventories	(741.9)	(512.9)	(547.6)
Trade accounts payable	(82.7)	(96.3)	220.3
Income taxes	3.6	57.9	(23.9)
Other operating assets and liabilities, net	46.0	63.5	(177.9)
Net cash provided by operating activities	1,231.8	1,803.7	2,341.7
Cash flows from investing activities:
Cash received (paid) for acquisitions, net of cash acquired	415.8	(148.7)	(65.9)
Capital expenditures	(243.0)	(213.2)	(252.1)
Payments for product rights and other, net	(438.2)	(192.8)	(943.5)
Proceeds from sale of property, plant and equipment	2.1	—	—
Proceeds from sale of assets and subsidiaries	20.0	28.0	29.3
Purchase of marketable securities	(104.8)	(25.8)	(63.4)
Proceeds from the sale of marketable securities	47.0	27.1	85.2
Net cash used in investing activities	(301.1)	(525.4)	(1,210.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	983.3	7.4	2,577.9
Payments of long-term debt	(2,484.2)	(1,108.5)	(3,165.2)
Payments of financing fees	(2.0)	(3.0)	(21.4)
Change in short-term borrowings, net	1,099.6	(1.8)	(44.4)
Purchase of ordinary shares	—	—	(432.0)
Proceeds from exercise of stock options	0.6	8.1	17.8
Taxes paid related to net share settlement of equity awards	(7.9)	(8.4)	(10.1)
Contingent consideration payments	(48.5)	(60.3)	(11.9)
Acquisition of noncontrolling interest	—	—	(0.6)
Non-contingent payments for product rights	(143.3)	—	—
Other items, net	(3.3)	(2.5)	(1.0)
Net cash used in financing activities	(605.7)	(1,169.0)	(1,090.9)
Effect on cash of changes in exchange rates	33.8	(7.5)	(21.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	358.8	101.8	19.4
Cash, cash equivalents and restricted cash — beginning of period	491.1	389.3	369.9
Cash, cash equivalents and restricted cash — end of period	$850.0	$491.1	$389.3
Supplemental disclosures of cash flow information —
Non-cash transactions:
Common stock issued for the Combination	$10,727.5	$—	$—
Cash paid during the period for:
Income taxes	$324.4	$278.6	$228.6
Interest	$555.4	$470.6	$460.8
See Notes to Consolidated Financial Statements

Viatris Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Nature of Operations
Viatris is a global healthcare company formed in November 2020 through the combination of Mylan and the Upjohn Business whose mission is to empower people worldwide to live healthier at every stage of life. By integrating the strengths of these two businesses, including our global workforce of approximately 45,000 employees and contractors, Viatris aims to deliver increased access to affordable, quality medicines for patients worldwide regardless of geography or circumstance. Viatris brings together industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generic, complex generic, and biosimilar products. Viatris operates approximately 50 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania Shanghai, China and Hyderabad, India.
Viatris reports segment information on the basis of markets and geography. In conjunction with the formation of Viatris, the Company has changed its reportable segments, from North America, Europe, and Rest of World, to Developed Markets, Greater China, JANZ, and Emerging Markets. This approach reflects the Company’s focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our operations in countries with developing markets and emerging economies including countries in Asia, the Middle East, South and Central America, Africa and Eastern Europe, and also includes the Company’s anti-retroviral franchise.
In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
2.Summary of Significant Accounting Policies
Principles of Consolidation. The consolidated financial statements include the accounts of Viatris and those of its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in equity method affiliates are recorded at cost and adjusted for the Company’s share of the affiliates’ cumulative results of operations, capital contributions and distributions. Noncontrolling interests in the Company’s subsidiaries are generally recorded net of tax as net earnings attributable to noncontrolling interests.
Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.
Foreign Currencies. The consolidated financial statements are presented in U.S. Dollars, the reporting currency of Viatris. Statements of Operations and Cash Flows of all of the Company’s subsidiaries that have functional currencies other than U.S. Dollars are translated at a weighted average exchange rate for the period for inclusion in the consolidated statements of operations and cash flows, whereas assets and liabilities are translated at the end of the period exchange rates for inclusion in the consolidated balance sheets. Translation differences are recorded directly in shareholders’ equity as foreign currency translation adjustments. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in the consolidated statements of operations.
Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.
Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in other expense, net, in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.
Investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in other expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in entities are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The share of net income or losses of equity method investments are included in other expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.
Concentrations of Credit Risk. Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, derivatives and accounts receivable.
Viatris invests its excess cash in high-quality, liquid money market instruments, principally overnight deposits and highly rated money market funds. The Company maintains deposit balances at certain financial institutions in excess of federally insured amounts. Periodically, the Company reviews the creditworthiness of its counterparties to derivative transactions, and it does not expect to incur a loss from failure of any counterparties to perform under agreements it has with such counterparties.
Inventories. Inventories are stated at the lower of cost and net realizable value, with cost principally determined by the weighted average cost method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of product dating, inventory levels, historical obsolescence and future sales forecasts. Included as a component of cost of sales is expense related to the net realizable value of inventories.
Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 18 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). Capitalized software is included in property, plant and equipment and is amortized over estimated useful lives ranging from 3 to 7 years.
Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 3 to 20 years. The Company periodically reviews the estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of the ASC 805, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Purchases of developed products and licenses that are accounted for as asset acquisitions are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.
The Company reviews goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the authoritative guidance issued by the FASB, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. If we choose to use qualitative factors and determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the goodwill impairment test would be required. The goodwill impairment test requires the Company to estimate the fair value of the reporting unit and to compare the fair value of the reporting unit with its carrying amount. If the carrying amount is less than its fair value, then no impairment is recognized. If the carrying amount recorded exceeds the fair value calculated, an impairment charge is recorded for the difference. The judgments made in determining the projected cash flows used to estimate the fair value can materially impact the Company’s financial condition and results of operations.
Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested.
Contingent Consideration. Viatris records contingent consideration resulting from business acquisitions at its estimated fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. MPI, a wholly owned subsidiary of the Company, also has the CP Notes, Receivables Facility, which will expire in April 2022 and the Note Securitization Facility. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facilities are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.
Revenue Recognition. The Company recognizes revenues in accordance with ASC 606. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:

•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit.
•Governmental rebate programs: government reimbursement programs in the U.S. include Medicare, Medicaid, and State Pharmacy Assistance Programs established according to statute, regulations and policy. Manufacturers of pharmaceutical products that are covered by the Medicaid program are required to pay rebates to each state based on a statutory formula set forth in the Social Security Act. Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. In addition, certain states have also implemented supplemental rebate programs that obligate manufacturers to pay rebates in excess of those required under federal law. Our estimate of these rebates is based on the historical trends of rebates paid as well as on changes in wholesaler inventory levels and increases or decreases in the level of sales. We estimate discounts on branded prescription drug sales to Medicare Part D participants in the Medicare “coverage gap” based on historical experience of prescriptions and utilization expected to result in the discount of the “coverage gap”.
Outside the U.S. the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the governments total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
Our net sales may be impacted by wholesaler and distributor inventory levels of our products, which can fluctuate throughout the year due to the seasonality of certain products, pricing, the timing of product demand, purchasing decisions and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received from licenses of intellectual property is recorded as other revenues. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenue in the consolidated statements of operations.
Research and Development. R&D expenses are charged to operations as incurred.
Income Taxes. Income taxes have been provided for using an asset and liability approach in which deferred income taxes reflect the tax consequences on future years of events that the Company has already recognized in the financial statements or tax returns. Changes in enacted tax rates or laws may result in adjustments to the recorded tax assets or liabilities in the period that the new tax law is enacted.
Earnings per Share. Basic earnings per share is computed by dividing net earnings attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
Mylan was authorized to repurchase up to $1 billion of its ordinary shares under its repurchase program that was previously approved by the Mylan’s board of directors and announced on November 16, 2015, but was not obligated to acquire any particular amount of ordinary shares. In 2018, Mylan repurchased approximately 9.8 million of ordinary shares at a cost of approximately $432.0 million.
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(669.9)	$16.8	$352.5
Shares (denominator):
Weighted average shares outstanding	601.2	515.7	514.5
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(1.11)	$0.03	$0.69

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(669.9)	$16.8	$352.5
Shares (denominator):
Weighted average shares outstanding	601.2	515.7	514.5
Share-based awards and warrants	—	0.8	2.0
Total dilutive shares outstanding	601.2	516.5	516.5
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(1.11)	$0.03	$0.68
The weighted average shares outstanding used in the computation of earnings per share for the year ended December 31, 2020 includes the effect of the 689.9 million shares issued for the closing of the Combination.
Additional stock awards and restricted ordinary shares were outstanding during the years ended December 31, 2020, 2019 and 2018 but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 10.3 million, 9.1 million and 8.9 million shares for the years ended December 31, 2020, 2019 and 2018, respectively.
Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the consolidated statements of operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge cash or share payments required on conversion of issued convertible notes, 6) hedge a net investment in a foreign operation, or 7) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions. Derivatives are recognized as assets or liabilities in the consolidated balance sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included in interest expense. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the consolidated statements of operations within other expense, net.
Financial Instruments. The Company’s financial instruments consist primarily of short-term and long-term debt, interest rate swaps, forward contracts and option contracts. The Company’s financial instruments also include cash and cash equivalents as well as accounts and other receivables and accounts payable, the fair values of which approximate their carrying values. As a policy, the Company does not engage in speculative or leveraged transactions.
The Company uses derivative financial instruments for the purpose of hedging foreign currency and interest rate exposures, which exist as part of ongoing business operations, or to hedge cash, and have been used to hedge share payments required on conversion of issued convertible notes. The Company carries derivative instruments in the consolidated balance sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatilities, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. In addition, the Company has designated certain long-term debt instruments as net investment hedges.
Recent Accounting Pronouncements.
Adoption of New Accounting Standards and Amended SEC Rules
In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of ASU 2016-13. The Company applied the provisions of ASU 2016-13 and its subsequent revisions as of January 1, 2020 and the adoption did not have a material impact on its consolidated financial statements and disclosures.
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-03”), which adds to and modifies certain disclosure requirements for fair value measurements including a requirement to disclose changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average used to develop significant inputs for Level 3 fair value measurements. The Company applied the provisions of ASU 2018-13 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s disclosures.
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of this update is to clarify and align the accounting and capitalization of implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. The updated guidance will require an entity in a hosting arrangement that is a service contract, to follow guidance in ASC Topic 350, Intangibles-Goodwill and Other, to determine which implementation costs to capitalize as an asset and which costs to expense. The Company applied the provisions of ASU 2018-15 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
In November 2018, the FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808)—Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in ASU 2018-18 make targeted improvements to U.S. GAAP for collaborative arrangements by clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. In addition, unit-of-account guidance in Topic 808 was aligned with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. The Company applied the provisions of ASU 2018-18 as of January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding the financial disclosure requirements for guarantors and issuers of guaranteed securities registered or being registered. Among other things, the amendments narrow the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamline the alternative disclosures required in lieu of those financial statements. The effective date of the amendment is January 4, 2021 with earlier voluntary compliance permitted. We have chosen to voluntarily comply with the amended rules effective during the three months ended March 31, 2020 and have included the required disclosures as a component of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K as permitted by the amendments.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-

line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The Company adopted the provisions of Topic 842 as of January 1, 2019 on a modified retrospective basis applying the guidance to leases existing as of this effective date. We elected to apply the available package of transitional practical expedients which permitted us not to reassess under the new standard our prior conclusions regarding lease identification, lease classification and initial direct costs. We have also elected to apply the short-term lease recognition exemption which means we will not recognize ROU assets or lease liabilities for leases that qualify both at transition and on a go-forward basis. In addition, we have elected to apply the practical expedient to not separate lease and non-lease components for our leases except for those related to certain limited supply arrangements. We will continue to report periods prior to January 1, 2019 in our financial statements under prior guidance as outlined in Topic 840. Upon adoption of Topic 842, the Company determined that there was no cumulative-effect adjustment to beginning retained earnings in the consolidated balance sheets. Adoption of the standard did not have a material impact on our consolidated statements of operations or cash flows. Refer to Note 6 Leases for additional information.
In June 2018, the FASB issued Accounting Standards Update 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The changes took effect for the Company as of January 1, 2019. The impact of the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
In August 2018, the FASB issued Accounting Standards Update 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s disclosures.
    Accounting Standards Issued Not Yet Adopted
In January 2020, the FASB issued Accounting Standards Update 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. ASU 2020-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can apply the provisions of ASU 2020-04 immediately, as applicable, and generally the provisions of the guidance are available through December 31, 2022 as entities transition away from reference rates that are expected to be discontinued. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. ASU 2019-12 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 with early adoption in any interim period permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

3.Revenue from Contracts with Customers
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2020, 2019, and 2018, respectively:

(In millions)	2020 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	3,920.7	253.9	617.0	443.3	5,234.9
Complex Gx and Biosimilars	1,202.6	0.7	42.8	49.4	1,295.5
Generics	3,387.6	5.3	535.5	1,361.1	5,289.5
Total Viatris	$8,510.9	$259.9	$1,195.3	$1,853.8	$11,819.9

(In millions)	2019 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,199.1	207.6	533.3	422.1	5,362.1
Complex Gx and Biosimilars	1,127.4	0.4	23.8	59.7	1,211.3
Generics	2,913.5	6.6	635.4	1,241.4	4,796.9
Total Viatris	$8,240.0	$214.6	$1,192.5	$1,723.2	$11,370.3

(In millions)	2018 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,424.5	164.3	503.4	431.5	5,523.7
Complex Gx and Biosimilars	464.6	—	22.4	35.6	522.6
Generics	3,400.0	3.8	607.0	1,211.6	5,222.4
Total Viatris	$8,289.1	$168.1	$1,132.8	$1,678.7	$11,268.7

Variable Consideration
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
(In millions)	2020	2019	2018
Gross sales	$19,899.1	$19,012.2	$19,588.1
Gross to net adjustments:
Chargebacks	(3,656.2)	(3,309.6)	(3,352.2)
Rebates, promotional programs and other sales allowances	(3,765.5)	(3,629.3)	(4,235.6)
Returns	(329.7)	(237.9)	(261.6)
Governmental rebate programs	(327.8)	(465.1)	(470.0)
Total gross to net adjustments	$(8,079.2)	$(7,641.9)	$(8,319.4)
Net sales	$11,819.9	$11,370.3	$11,268.7

The following is a rollforward of the categories of variable consideration during 2020:

(In millions)	Balance at December 31, 2019	Current Provision Related to Sales Made in the Current Period	Balances Acquired Through Acquisition	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2020
Chargebacks	$518.6	$3,656.2	$92.2	$(3,685.9)	$4.1	$585.2
Rebates, promotional programs and other sales allowances	1,084.1	3,765.5	627.2	(3,896.5)	(4.0)	1,576.3
Returns	393.0	329.7	128.0	(314.8)	4.0	539.9
Governmental rebate programs	312.8	327.8	39.4	(358.8)	(7.9)	313.3
Total	$2,308.5	$8,079.2	$886.8	$(8,256.0)	$(3.8)	$3,014.7
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2020 and 2019, respectively:

(In millions)	December 31, 2020	December 31, 2019
Accounts receivable	$1,802.9	$1,512.0
Other current liabilities	1,211.8	796.5
Total	$3,014.7	$2,308.5
We have not made and do not anticipate making any significant changes to the methodologies that we use to measure provisions for variable consideration; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves.
4.Acquisitions and Other Transactions
Upjohn Business Combination Agreement
On July 29, 2019, Mylan, Pfizer, Upjohn Inc., a wholly-owned subsidiary of Pfizer, and certain other affiliated entities entered into a Business Combination Agreement pursuant to which the Company would combine with the Upjohn Business in a Reverse Morris Trust transaction. The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra. The Combination was completed on November 16, 2020.
Prior to the Combination and pursuant to a Separation and Distribution Agreement, Pfizer had, among other things, transferred to Viatris substantially all of the assets and liabilities comprising the Upjohn Business (the Separation) and, thereafter, Pfizer had distributed to Pfizer stockholders all of the issued and outstanding shares of Viatris (the Distribution). When the Distribution and Combination were complete, Pfizer stockholders as of the record date of the Distribution owned 57% of the outstanding shares of Viatris common stock and Mylan shareholders as of immediately before the Combination owned 43% of the outstanding shares of Viatris common stock, in each case on a fully diluted basis. Viatris also made a cash payment to Pfizer equal to $12 billion, which was funded with the proceeds of debt incurred by Upjohn prior to the Combination.
The transaction involved multiple legal entity restructuring transactions and a reverse merger acquisition with Viatris representing the legal acquirer and Mylan representing the accounting acquirer of the Upjohn Business. In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and Viatris applied purchase accounting to the acquired assets and assumed liabilities of the Upjohn Business as of November 16, 2020. The debt incurred by Upjohn prior to the Combination was a liability assumed in purchase accounting. The fair value of the debt as of November 16, 2020 was $13.08 billion.

The purchase price consists of the issuance of approximately 689.9 million Viatris shares of common stock at a fair value of approximately $10.73 billion based on the closing price of Mylan’s ordinary shares on November 13, 2020, as reported by the NASDAQ. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $602.9 million were incurred during the twelve months ended December 31, 2020, which were recorded primarily in SG&A in the consolidated statements of operations.

The preliminary allocation of the $10.73 billion purchase price to the assets acquired and liabilities assumed under the Combination is as follows:

(In millions)
Current assets (excluding inventories and net of cash acquired)	$2,841.9
Inventories	2,588.9
Property, plant and equipment	1,394.1
Identified intangible assets	18,040.0
Goodwill	2,107.5
Deferred income tax benefit	1,481.9
Other assets	792.1
Total assets acquired	$29,246.4
Current liabilities	2,760.2
Long-term debt, including current portion	13,076.2
Deferred tax liabilities	1,656.9
Other noncurrent liabilities	1,441.5
Net assets acquired (net of $415.8 of cash acquired)	$10,311.6

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital components, the valuation of intangible and tangible assets and income taxes.

We expect that the new company will transform and accelerate each businesses’ ability to serve patients’ needs and expand their capabilities across more than 165 markets by combining two highly complementary businesses. Mylan brings a diverse portfolio across many geographies and key therapeutic areas, such as central nervous system and anesthesia, infectious disease and cardiovascular, as well as a robust pipeline, high-quality manufacturing and supply chain excellence. The Upjohn Business brings trusted, iconic brands, such as Lipitor® (atorvastatin calcium), Celebrex® (celecoxib) and Viagra® (sildenafil), and proven commercialization capabilities, including leadership positions in China and other emerging markets.

The Company recorded a step-up in the fair value of inventory of approximately $1.43 billion. During the twelve months ended December 31, 2020, the Company recorded amortization of the inventory step-up of approximately $238.2 million, which is included in cost of sales in the consolidated statements of operations. In addition, a step-up in the fair value of property, plant and equipment of approximately $390.0 million was recognized. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.

The identified intangible assets of $18.04 billion are comprised of product rights and are being amortized over a weighted average useful life of 15 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $2.11 billion arising from the Combination consisted largely of the value of the employee workforce and products to be sold in new markets leveraging the combined entity. The newly acquired operations have been included within each of the Company’s segments for the twelve months ended December 31, 2020. In addition, an allocation of the goodwill was assigned to the respective segments. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes.

The Company recorded a fair value adjustment of approximately $759.4 million related to the long-term debt assumed as part of the acquisition. The fair value of long-term debt as of the Combination date was determined by broker or dealer quotations, which is classified as Level 2 in the fair value hierarchy. The total fair value adjustment is being amortized as a reduction to interest expense over the maturity dates of the related debt instruments.

The operating results of the Upjohn Business have been included in the Company’s consolidated statements of operations since the acquisition date. The total revenues of the Upjohn Business for the period from the acquisition date to December 31, 2020, were $866.5 million and net loss, net of tax, was approximately $360.9 million. The net loss for the period includes the effect of the purchase accounting adjustments and acquisition related costs.

Unaudited Pro Forma Financial Results

The following table presents supplemental unaudited pro forma information for the Combination, as if it had occurred on January 1, 2019. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable, or have been achieved, subsequent to the closing of the Combination. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the stated dates above, nor are they indicative of the future operating results of Viatris and its subsidiaries.

	Year Ended	Year Ended
(Unaudited, in millions, except per share amounts)	December 31, 2020	December 31, 2019
Total revenues	$18,305.6	$21,602.0
Net Earnings	$1,339.9	$2,208.5
Earnings per share:
Basic	$1.11	$1.83
Diluted	$1.11	$1.83
Weighted average shares outstanding:
Basic	1,206.8	1,205.6
Diluted	1,207.7	1,206.4

TOBI Purchase Agreement
On August 31, 2018, the Company completed an agreement (for purposes of this section, the “purchase agreement”) with certain subsidiaries of Novartis to purchase the worldwide rights to their global cystic fibrosis products consisting of the TOBI Podhaler® and TOBI® solution. Under the terms of the purchase agreement, Novartis received fixed consideration of $463.0 million, which consisted of $240.0 million which was paid at closing, $130.0 million which was paid in August 2019 and $93.0 million which was paid in August 2020. The Company also entered into a supply agreement with Novartis to purchase the products for up to three years from the date of closing and initially recorded a liability of approximately $91.8 million related to supply obligations. Additionally, Novartis was also eligible to receive a contingent payment of up to $20.0 million if the Company did not acquire the Facility (as defined in the glossary), which the Company accrued for at closing. The Company originally accounted for this transaction as an asset acquisition since the exercise of the option agreement (described below) was not deemed probable at the time of the closing of the purchase agreement and accordingly recognized an intangible asset for the product rights of $574.8 million on the closing date of the purchase agreement.

In conjunction with the purchase agreement, Mylan and Novartis entered into an option agreement pursuant to which Novartis granted Mylan an exclusive option to acquire certain equipment and employees relating to the Novartis TOBI Podhaler® production facility in San Carlos, California. The option also included the transfer of certain agreements to Mylan. On May 28, 2019, Mylan notified Novartis of its election to exercise the purchase option. As a result of the option exercise, Novartis was no longer eligible to receive the contingent payment and during the second quarter of 2019 the Company reversed the accrual for the $20.0 million contingent payment with the offset being a reduction in the value of the intangible asset.
This transaction closed in the third quarter of 2019, and the Company paid Novartis $10.0 million for the Facility. In addition, the Company received reimbursement from Novartis for certain restructuring and other costs at the Facility and has purchased the remaining inventory at closing. As a result of the option exercise and the acquisition of the Facility, the Company has accounted for these transactions as a single transaction and revised its accounting to an acquisition of a business under ASC Topic 805 Business Combinations.

The allocation of the $481.9 million purchase price to the assets acquired and liabilities assumed for this business is as follows:

(In millions)
Current assets	$29.2
Property, plant and equipment	30.0
Intangible and other noncurrent assets	496.7
Total assets acquired	555.9

Current liabilities	(54.0)
Long-term debt and other noncurrent obligations	(20.0)
Net assets acquired	$481.9
The identified intangible assets are comprised of product rights with a weighted average useful life of ten years. The impact of the revised accounting included a reduction of approximately $100.0 million in value of the intangible assets and liabilities related to an unfavorable supply contract and the contingent payment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the year ended December 31, 2019.
Other Transactions
In December 2020, Viatris and Pfizer terminated their strategic collaboration for generic drugs in Japan pursuant to an amendment and termination agreement. Under the prior collaboration agreement, both parties contributed products, which Pfizer distributed to third-parties in the Japan market. Under the terms of the amendment and termination agreement, Viatris purchased all collaboration related inventory held by Pfizer. As a result of the termination, and the repurchase of collaboration inventory, the Company reduced revenue by $86.5 million.
In September 2020 the Company entered into an agreement to acquire the related intellectual property and commercialization rights of Aspen’s thrombosis product portfolio in Europe for €641.9 million. The portfolio consists of well-established injectable anticoagulants sold in Europe under the brand names, and variations of the brand names, Arixtra, Fraxiparine, Mono-Embolex and Orgaran. Upon closing of the transaction in November 2020, the Company made a payment of €263.2 million to Aspen with the remaining payment of €378.7 million due on June 25, 2021. The Company accounted for this transaction as an asset acquisition and recognized an intangible asset of €641.9 million for the product rights, which is being amortized over a useful life of 8 years.
On February 28, 2018, the Company and Revance entered into the Revance Collaboration Agreement pursuant to which the Company and Revance are collaborat exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
Under the Revance Collaboration Agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (the “ex-U.S. Mylan territories”), (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses. Upon closing, Revance received a non-refundable upfront payment of $25.0 million. In addition, under the Revance Collaboration Agreement, Revance can receive potential development milestone payments of up to $100.0 million, in the aggregate, upon the achievement of specified clinical and regulatory milestones and potential tiered sales milestones of up to $225.0 million. In addition, Viatris will pay Revance royalties on sales of the biosimilar in the ex-U.S. Viatris territories. The Company accounted for this transaction as an asset acquisition of IPR&D and the total upfront payment was expensed as a component of R&D expense during the year ended December 31, 2018.

Under the agreement, the Company had an option to terminate the program. On June 1, 2020, the Company and Revance announced a decision to continue the development program for a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As a result, during the year ended December 31, 2020, the Company recorded $30 million of R&D expense for a milestone payment that was due upon the decision to continue the program.
During the year ended December 31, 2018, the Company completed four agreements to acquire certain intellectual property rights and marketing authorizations for products that were in the development stage, including agreements with FKB, Mapi Pharma Ltd., and Lupin Limited. The Company also completed the acquisition of intellectual property rights and marketing authorizations related to a commercialized product in certain rest of world markets for $220.0 million, of which $160.0 million was paid at closing, $20.0 million was paid in the fourth quarter of 2018 and the remaining amount was paid in the second quarter of 2019. The Company is accounting for these transactions as asset acquisitions and a useful life of five years is being used to amortize the asset related to the commercialized product. The Company recorded expense of approximately $53.7 million as a component of R&D expense related to non-refundable upfront payments for agreements for products in development during the year ended December 31, 2018. Certain of the agreements include additional development and commercial milestones.
On February 22, 2018, the Company in-licensed European rights to Hulio™, a biosimilar to AbbVie’s Humira® (adalimumab), including a sub-license to certain of AbbVie’s European patents, from FKB. On February 27, 2019, the Company updated its arrangements with FKB for the commercialization of Hulio™. Under the updated arrangements, Mylan has in-licensed exclusive global commercialization rights for Hulio™. The Company accounted for this transaction as an asset acquisition of IPR&D and a net non-contingent amount paid to FKB of approximately $23.3 million was expensed as a component of R&D expense during the year ended December 31, 2019.
On December 1, 2018, the Company and certain subsidiaries of Aspen Pharmacare Holdings Limited entered into an agreement for Mylan to distribute a portfolio of prescription and OTC products in Australia and New Zealand. The agreement included an option for Mylan to purchase the rights to the portfolio. In March 2019, the Company exercised the option, and acquired the product rights in the second quarter of 2019 for approximately $130.9 million. The purchase consideration of approximately $130.9 million included a payment made at closing of approximately $64.3 million and a payment made in 2020 totaling approximately $66.6 million.
The Company accounted for this transaction as an asset acquisition and recognized an intangible asset for the product rights of approximately $130.9 million. The intangible asset is being amortized over a useful life of five years.
The Company has entered into certain agreements to acquire intellectual property rights for products that are in the development stage. These agreements include additional development and commercial milestones. During the year ended December 31, 2019, the Company recorded expense of approximately $56.1 million as a component of R&D expense related to non-refundable upfront and milestone payments during the year.
5. Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$844.4	$475.6	$388.1
Restricted cash, included in prepaid expenses and other current assets	5.6	15.5	1.2
Cash, cash equivalents and restricted cash	$850.0	$491.1	$389.3
Accounts receivable, net

(In millions)	December 31, 2020	December 31, 2019
Trade receivables, net	$3,891.3	$2,640.1
Other receivables	952.5	418.7
Accounts receivable, net	$4,843.8	$3,058.8

Total allowances for doubtful accounts were $159.9 million and $72.8 million at December 31, 2020 and 2019, respectively. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 12% and 21% of the accounts receivable balances represent amounts due from three customers at December 31, 2020 and December 31, 2019, respectively.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $153.0 million and $90.1 million of accounts receivable as of December 31, 2020 and 2019 under these factoring arrangements, respectively.
Inventories

(In millions)	December 31, 2020	December 31, 2019
Raw materials	$958.4	$886.8
Work in process	1,438.1	417.2
Finished goods	3,075.4	1,366.9
Inventories	$5,471.9	$2,670.9
Inventory reserves totaled $353.6 million and $268.9 million at December 31, 2020 and 2019, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $206.1 million, $399.2 million and $343.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2020	December 31, 2019
Prepaid expenses	$267.8	$156.7
Available-for-sale fixed income securities	39.1	26.8
Fair value of financial instruments	118.6	43.3
Equity securities	45.8	39.0
Other current assets	1,236.1	286.2
Prepaid expenses and other current assets	$1,707.4	$552.0
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2020	December 31, 2019
Machinery and equipment	$3,235.0	$2,523.7
Buildings and improvements	1,954.8	1,197.3
Construction in progress	376.3	277.3
Land and improvements	155.8	124.6
Gross property, plant and equipment	5,721.9	4,122.9
Accumulated depreciation	2,262.0	1,973.3
Property, plant and equipment, net	$3,459.9	$2,149.6
Capitalized software costs included in our consolidated balance sheets were $70.9 million and $85.8 million, net of accumulated depreciation, at December 31, 2020 and 2019, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $289.7 million, $256.1 million and $279.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other assets

(In millions)	December 31, 2020	December 31, 2019
Equity method investments, clean energy investments	$47.9	$92.2
Operating lease right-of-use assets	323.6	254.6
Other long-term assets	676.0	58.2
Other assets	$1,047.5	$405.0
Accounts payable

(In millions)	December 31, 2020	December 31, 2019
Trade accounts payable	$1,345.7	$1,061.9
Other payables	558.5	466.2
Accounts payable	$1,904.2	$1,528.1
Other current liabilities

(In millions)	December 31, 2020	December 31, 2019
Accrued sales allowances	$1,211.8	$796.5
Payroll and employee benefit liabilities	828.2	467.1
Legal and professional accruals, including litigation accruals	362.9	138.2
Contingent consideration	100.5	120.4
Restructuring	149.2	26.0
Equity method investments, clean energy investments	47.5	47.7
Accrued interest	90.9	59.1
Fair value of financial instruments	103.6	12.9
Operating lease liability	92.9	76.7
Other	1,973.2	575.3
Other current liabilities	$4,960.7	$2,319.9
Other long-term obligations

(In millions)	December 31, 2020	December 31, 2019
Employee benefit liabilities	$1,020.4	$408.9
Equity method investments, clean energy investments	—	57.2
Contingent consideration	123.1	130.3
Tax related items, including contingencies	469.5	109.6
Operating lease liability	229.5	175.7
Accrued Restructuring	134.8	—
Other	505.8	79.1
Other long-term obligations	$2,483.1	$960.8

6.Leases
The Company has operating leases of real estate, consisting primarily of administrative offices, manufacturing and distribution facilities, and R&D facilities. We also have operating leases of certain equipment, primarily automobiles, and certain limited supply arrangements.
As of December 31, 2020, the Company recognized a ROU asset of $323.6 million and a total lease liability of $322.4 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 5 Balance Sheet Components for additional information.
ROU assets and liabilities are recognized at the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use an applicable incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Options to extend or terminate the ROU assets are reviewed at lease inception and these options are accounted for when they are reasonably certain of being exercised.
Other information related to leases was as follows:

As of December 31, 2020
Remaining lease terms	1 year to 25 years
Weighted-average remaining lease term	7 years
Weighted-average discount rate	3.1%
As of December 31, 2020, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2021	89.9
2022	68.0
2023	46.6
2024	34.6
2025	27.7
Thereafter	95.1
$361.9
As of December 31, 2020, we have additional operating leases, primarily for production and distribution facilities, that have not yet commenced totaling approximately $18.7 million. These leases are expected to commence in 2021 and have lease terms of 4 years to 9 years. For the years ended December 31, 2020, 2019 and 2018, the Company had operating lease expense of approximately $80.7 million, $87.6 million and $78.9 million, respectively. Operating lease costs are classified primarily as selling, general and administrative expenses and cost of sales.

7.Equity Method Investments
The Company currently has three equity method investments in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code. The Company does not consolidate these entities as we have determined that we are not the primary beneficiary of these entities and do not have the power to individually direct the activities of these entities. Accordingly, these investments are accounted for under the equity method of accounting. For each of the clean energy investments, the Company has entered into notes payable with the respective project sponsor, which in part will be paid to the sponsor as certain production levels are met. The Company’s clean energy investments will wind down upon the expiration of the refined coal tax credit at the end of 2021.

During the years ended December 31, 2020 and 2019, the Company reduced its long-term obligations for its three investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $21.4 million and $7.0 million, respectively, which was recognized as a component of the net loss of the equity method investments in the consolidated statements of operations.
The carrying values and respective balance sheet locations of the Company’s clean energy investments were as follows at December 31, 2020 and 2019, respectively:

(In millions)	December 31, 2020	December 31, 2019
Other assets	$47.9	$92.2
Total liabilities	47.5	104.9
Included in other current liabilities	47.5	47.7
Included in other long-term obligations	—	57.2
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 are as follows:

(In millions)	December 31, 2020	December 31, 2019
Current assets	$38.9	$39.3
Noncurrent assets	1.0	1.7
Total assets	39.9	41.0
Current liabilities	33.0	36.1
Noncurrent liabilities	1.8	1.7
Total liabilities	34.8	37.8
Net assets	$5.1	$3.2

	Year Ended December 31,
(In millions)	2020	2019	2018
Total revenues	$374.5	$385.0	$483.3
Gross loss	(4.6)	(4.4)	(21.1)
Operating and non-operating expense	19.0	20.0	21.9
Net loss	$(23.6)	$(24.4)	$(43.0)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the years ended December 31, 2020, 2019 and 2018, the Company recognized net losses from equity method investments of $48.4 million, $62.1 million, and $78.7 million, respectively, which were recognized as a component of other expense, net in the consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

8.Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2018:
Goodwill	$8,410.9	$68.6	$584.1	$1,069.2	$10,132.8
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	8,025.9	68.6	584.1	1,069.2	9,747.8
Foreign currency translation	(152.9)	(0.8)	0.7	(4.2)	(157.2)
	7,873.0	67.8	584.8	1,065.0	9,590.6
Balance at December 31, 2019:
Goodwill	8,258.0	67.8	584.8	1,065.0	9,975.6
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	7,873.0	67.8	584.8	1,065.0	9,590.6
Acquisitions	704.3	652.8	217.4	533.0	2,107.5
Foreign currency translation	607.2	17.7	61.8	(37.8)	648.9
	9,184.5	738.3	864.0	1,560.2	12,347.0
Balance at December 31, 2020
Goodwill	9,569.5	738.3	864.0	1,560.2	12,732.0
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$9,184.5	$738.3	$864.0	$1,560.2	$12,347.0

As a result of the Combination, the Company revised its reportable segments in the fourth quarter of 2020. The Company has four reportable segments: Developed Markets, Greater China, JANZ and Emerging Markets. Refer to Note 15 Segment Information included in Part II. Item 8 of this Form 10-K for additional information.
Intangible assets consist of the following components at December 31, 2020 and 2019:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2020
Product rights, licenses and other (1)	15	$40,404.1	$10,801.6	$29,602.5
In-process research and development		80.7	—	80.7
		$40,484.8	$10,801.6	$29,683.2
December 31, 2019
Product rights, licenses and other (1)	15	$20,109.1	$8,579.5	$11,529.6
In-process research and development		120.3	—	120.3
		$20,229.4	$8,579.5	$11,649.9
____________
(1)Represents amortizable intangible assets. Other intangibles consist principally of customer lists and contractual rights.

    Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2020
Brands	$10,988.1	$4,372.3	$2,377.0	$4,478.7	$22,216.1
Complex Gx and Biosimilars	272.5	—	2.3	—	274.8
Generics	6,253.9	12.7	423.9	417.3	7,107.8
Total Product Rights and Licenses	$17,514.5	$4,385.0	$2,803.2	$4,896.0	$29,598.7

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2019
Brands	$5,212.3	$161.1	$165.3	$25.3	$5,564.0
Complex Gx and Biosimilars	313.2	—	2.7	—	315.9
Generics	5,090.3	12.9	170.4	364.6	5,638.2
Total Product Rights and Licenses	$10,615.8	$174.0	$338.4	$389.9	$11,518.1

Amortization expense and intangible asset impairment charges, which are included as a component of amortization expense, which is classified primarily within cost of sales in the consolidated statements of operations, for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year ended December 31,
(In millions)	2020	2019	2018
Intangible asset amortization expense	$1,605.8	$1,582.7	$1,606.4
IPR&D intangible asset impairment charges	37.4	138.3	117.7
Finite-lived intangible asset impairment charges	45.0	42.3	106.3
Total intangible asset amortization expense (including impairment charges)	$1,688.2	$1,763.3	$1,830.4
The assessment for impairment of finite-lived intangibles is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of the current competitive environment and future market expectations. Discount rates ranging between 9.0% and 11.0% were utilized in the valuations performed during the years ended December 31, 2020, 2019 and 2018. At December 31, 2020 and 2019, the Company’s finite-lived intangible assets totaled $29.60 billion and $11.53 billion, respectively. Any future long-lived assets impairment charges could have a material impact in the Company’s consolidated financial condition and results of operations.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 9.0% and 11.0%, 9.0% and 11.0%, and 9.5% and 13.0% were utilized in the valuations performed during the years ended December 31, 2020, 2019 and 2018 respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the decline in the Mylan share price during the first quarter of 2020, and the general uncertainty and volatility in the economic environments in which the Company operates, including the impacts of the COVID-19 pandemic, the Company performed an interim goodwill impairment test as of March 31, 2020. The Company performed the annual goodwill impairment test as of April 1, 2020. There were no significant changes from the interim goodwill test performed at March 31, 2020 and the results were consistent with the interim goodwill impairment test.
Mylan performed both the interim and annual goodwill impairment tests on a quantitative basis for its four reporting units, North America Generics, North America Brands, Europe and Rest of World. In estimating each reporting unit’s fair value, Mylan performed an extensive valuation analysis, utilizing both income and market-based approaches, except for the North America Brands reporting unit where the fair value was estimated utilizing the income approach. The determination of the fair value of the reporting units requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2020 and April 1, 2020, the allocation of the goodwill among the reporting units was as follows: North America Generics $2.60 billion, North America Brands $0.65 billion, Europe $4.43 billion and Rest of World $1.65 billion.
As of March 31, 2020 and April 1, 2020, Mylan determined that the fair value of the North America Generics, North America Brands and Rest of World reporting units was substantially in excess of the respective unit’s carrying value. However, when compared to the April 1, 2019 test, the fair value of the overall business declined because of future forecasts and the decline in share price.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $1.2 billion or 11.0% for both the interim and annual goodwill impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2020 and April 1, 2020, the Company forecasted cash flows for the next 5 years. During the forecast period, the revenue compound annual growth rate was approximately 7.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 11.0% and the estimated tax rate was 25.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 3.5% would result in an impairment charge for the Europe reporting unit.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Intangible asset amortization expense for the years ended December 31, 2021 through 2025 is estimated to be as follows:

(In millions)
2021	$2,652
2022	2,578
2023	2,414
2024	2,296
2025	2,198

9.Financial Instruments and Risk Management
The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk and interest rate risk.
Foreign Currency Risk Management
In order to manage certain foreign currency risks, the Company enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the consolidated statements of operations.
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
Net Investment Hedges
The Company may hedge the foreign currency risk associated with certain net investment positions in foreign subsidiaries by either borrowing directly in foreign currencies and designating all or a portion of the foreign currency debt as a hedge of the applicable net investment position or entering into foreign currency swaps that are designated as hedges of net investments.
The Company has designated certain Euro borrowings as a hedge of its investment in certain Euro-functional currency subsidiaries in order to manage foreign currency translation risk. Borrowings designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. In addition, the Company manages the related foreign exchange risk of the Euro borrowings not designated as net investment hedges through certain Euro denominated financial assets and forward currency swaps.
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	December 31, 2020	December 31, 2019
1.250% Euro Senior Notes due 2020	€750.0	€—	€104.0
0.816% Euro Senior Notes due 2022	750.0	750.0	—
2.250% Euro Senior Notes due 2024	1,000.0	1,000.0	1,000.0
1.023% Euro Senior Notes due 2024	750.0	750.0	—
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	—
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	—
Foreign currency forward contracts	105.6	105.6	—
Total	€6,705.6	€5,955.6	€2,354.0

Interest Rate Risk Management
The Company enters into interest rate swaps from time to time in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. All derivative instruments used to manage interest rate risk are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. For fair value hedges, the changes in the fair value of both the hedging instrument and the underlying debt obligations are included in interest expense. For cash flow hedges, the change in fair value of the hedging instrument is deferred through AOCE and is reclassified into earnings when the hedged item impacts earnings.
Cash Flow Hedging Relationships
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with the variability in the future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the consolidated statements of operations.
Fair Value Hedging Relationships
The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. The total notional amount of the Company’s fair value hedge was $750 million as of December 31, 2019 and terminated during 2020.
Credit Risk Management
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. Certain derivative instrument contracts entered into by the Company are governed by master agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The Company records all derivative instruments on a gross basis in the consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.

The Effect of Derivative Instruments in the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$—	Prepaid expenses and other current assets	$22.3
Foreign currency forward contracts	Prepaid expenses and other current assets	28.3	Prepaid expenses and other current assets	12.5
Total		$28.3		$34.8

Liability Derivatives
	December 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$0.8	Other current liabilities	$—
		$0.8		$—

The Effect of Derivative Instruments in the Consolidated Balance Sheets
Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$90.3	Prepaid expenses and other current assets	$8.5
Total		$90.3		$8.5

	Liability Derivatives
	December 31, 2020		December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$102.8	Other current liabilities	$12.9
Total		$102.8		$12.9
The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2020	2019	2018
Interest rate swaps	Interest expense	$22.1	$18.7	$(12.6)
Total		$22.1	$18.7	$(12.6)

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In millions)		2020	2019	2018
2023 Senior Notes (3.125% coupon)	Interest expense	$(22.1)	$(18.7)	$12.6
Total		$(22.1)	$(18.7)	$12.6

In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.

The Effect of Derivative Instruments in the Consolidated Statements of Comprehensive (Loss) Earnings
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2020	2019	2018
Foreign currency borrowings and forward contracts	$(346.4)	$56.7	$108.9
Total	$(346.4)	$56.7	$108.9
The Effect of Derivative Instruments in the Consolidated Statements of Comprehensive (Loss) Earnings
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivatives (Effective Portion)
	Year Ended December 31,
(In millions)	2020	2019	2018
Foreign currency forward contracts	$20.6	$16.6	$(46.6)
Interest rate swaps	—	3.0	—
Total	$20.6	$19.6	$(46.6)
The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In millions)		2020	2019	2018
Foreign currency forward contracts	Net sales	$4.8	$(0.7)	$6.2
Interest rate swaps	Interest expense	(4.5)	(7.1)	(7.7)
Total		$0.3	$(7.8)	$(1.5)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gaom Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In millions)		2020	2019	2018
Foreign currency forward contracts	Other expense, net	$7.1	$—	$—
Total		$7.1	$—	$—
At December 31, 2020, the Company expects that approximately $9.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.

The Effect of Derivative Instruments in the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In millions)		2020	2019	2018
Foreign currency option and forward contracts	Other expense, net	$(10.1)	$(17.3)	$34.8
Total		$(10.1)	$(17.3)	$34.8
Fair Value Measurement
Fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
Level 1:        Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2:        Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.
Level 3:        Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.9	$—	$—	$0.9
Total cash equivalents	0.9	—	—	0.9
Equity securities:
Exchange traded funds	45.1	—	—	45.1
Marketable securities	0.7	—	—	0.7
Total equity securities	45.8	—	—	45.8
Available-for-sale fixed income investments:
Corporate bonds	—	17.8	—	17.8
U.S. Treasuries	—	14.4	—	14.4
Agency mortgage-backed securities	—	1.9	—	1.9
Asset backed securities	—	4.6	—	4.6
Other	—	0.4	—	0.4
Total available-for-sale fixed income investments	—	39.1	—	39.1
Foreign exchange derivative assets	—	118.6	—	118.6
Interest rate swap derivative assets	—	—	—	—
Total assets at recurring fair value measurement	$46.7	$157.7	$—	$204.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$103.6	$—	$103.6
Contingent consideration	—	—	223.6	223.6
Total liabilities at recurring fair value measurement	$—	$103.6	$223.6	$327.2

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.7	$—	$—	$0.7
Total cash equivalents	0.7	—	—	0.7
Equity securities:
Exchange traded funds	38.3	—	—	38.3
Marketable securities	0.7	—	—	0.7
Total equity securities	39.0	—	—	39.0
Available-for-sale fixed income investments:
Corporate bonds	—	10.8	—	10.8
U.S. Treasuries	—	9.5	—	9.5
Agency mortgage-backed securities	—	2.3	—	2.3
Asset backed securities	—	3.6	—	3.6
Other	—	0.6	—	0.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Foreign exchange derivative assets	—	21.0	—	21.0
Interest rate swap derivative assets	—	22.3	—	22.3
Total assets at recurring fair value measurement	$39.7	$70.1	$—	$109.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$12.9	$—	$12.9
Contingent consideration	—	—	250.7	250.7
Total liabilities at recurring fair value measurement	$—	$12.9	$250.7	$263.6
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2020 and 2019, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the consolidated statements of operations.
•Available-for-sale fixed income investments — valued at the quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value, net of income taxes, are included in accumulated other comprehensive loss as a component of shareholders’ equity.
•Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.
•Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices and spot rates at the reporting date. Counterparties to these contracts are highly rated financial institutions.

Contingent Consideration
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform. The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of WixelaTM InhubTM (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the WixelaTM InhubTM occurred in February 2019.
As of December 31, 2020, the Company has a contingent consideration liability of $204.9 million related to the respiratory delivery platform. The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At December 31, 2020 and 2019, discount rates ranging from 2.1% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2018 to December 31, 2020 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2018	$158.3	$197.0	$355.3
Payments	(99.0)	—	(99.0)
Reclassifications	57.6	(57.6)	—
Accretion	—	14.8	14.8
Fair value loss (gain) (3)	3.5	(23.9)	(20.4)
Balance at December 31, 2019	$120.4	$130.3	$250.7
Payments	(111.8)	—	(111.8)
Reclassifications	58.1	(58.1)	—
Accretion	—	11.6	11.6
Fair value loss (3)	33.8	39.3	73.1
Balance at December 31, 2020	$100.5	$123.1	$223.6
____________
(1)Included in other current liabilities in the consolidated balance sheets.
(2)Included in other long-term obligations in the consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the consolidated statements of operations.
2019 Changes to Contingent Consideration: During the year ended December 31, 2019, the Company recorded a fair value gain of $20.4 million related to the respiratory delivery platform contingent consideration which was partially offset by the net accretion of approximately $14.8 million. In addition, the Company made payments of approximately $99.0 million related to the respiratory delivery platform contingent consideration.
2020 Changes to Contingent Consideration: During the year ended December 31, 2020, the Company recorded a fair value loss of $73.1 million related to the respiratory delivery platform contingent consideration and accretion of approximately $11.6 million. In addition, the Company made payments of approximately $111.8 million related to the respiratory delivery platform contingent consideration.
The Company expects to incur approximately $8 million to $10 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2021.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale fixed income securities, included in prepaid expenses and other current assets, were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Debt securities	$37.5	$1.6	$—	$39.1
	$37.5	$1.6	$—	$39.1
December 31, 2019
Debt securities	$26.0	$0.8	$—	$26.8
	$26.0	$0.8	$—	$26.8
Maturities of available-for-sale debt securities at fair value as of December 31, 2020, were as follows:

(In millions)
Mature within one year	$1.9
Mature in one to five years	20.9
Mature in five years and later	16.3
$39.1
10.Debt
Short-Term Borrowings
The Company had $1.10 billion of short-term borrowings as of December 31, 2020 and had no short-term borrowings as of December 31, 2019.

(In millions)	December 31, 2020	December 31, 2019
Commercial paper notes	$651.3	$—
Receivables Facility	248.4	—
Note Securitization Facility	200.0	—
Other	1.2	—
Short-term borrowings	$1,100.9	$—
The following provides an overview of the Company’s short-term credit facilities.
Commercial Paper Program
On November 16, 2020, the Company established the Commercial Paper Program to support its working capital requirements and for general purposes. This program replaced a similar program at Mylan. There was $651.3 million of CP Notes outstanding under this program as of December 31, 2020 and no balance as of December 31, 2019. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding at any time not to exceed $1.65 billion. The Revolving Facility will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.

Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility which expires in April 2022.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization, a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. Mylan Securitization’s assets have been pledged to MUFG Bank, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables are included in accounts receivable, net, in the consolidated balance sheets.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2020. As of December 31, 2020 and 2019, the Company had $389.4 million and $407.0 million, respectively, of accounts receivable balances sold to Mylan Securitization.

Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Interest Rate as of December 31, 2020	December 31, 2020	December 31, 2019
Current portion of long-term debt:
2020 Floating Rate Euro Notes (a) **		—	560.6
2020 Euro Senior Notes (b) **	1.250%	—	840.1
2020 Senior Notes (c) **	3.750%	—	50.0
2021 Senior Notes **	3.150%	2,249.7	—
Other		8.0	8.3
Deferred financing fees		(1.4)	(1.4)
Current portion of long-term debt		$2,256.3	$1,457.6

Non-current portion of long-term debt:
2021 Senior Notes **	3.150%	—	2,249.2
2022 Euro Senior Notes ****	0.816%	928.8	—
2022 Senior Notes ***	1.125%	1,008.8	—
2023 Senior Notes (d) *	3.125%	781.6	771.8
2023 Senior Notes *	4.200%	499.3	499.1
2024 Euro Senior Notes **	2.250%	1,219.9	1,119.3
2024 Euro Senior Notes ****	1.023%	944.6	—
2025 Euro Senior Notes *	2.125%	609.9	559.6
2025 Senior Notes ***	1.650%	767.1	—
2026 Senior Notes **	3.950%	2,239.7	2,238.1
2027 Euro Senior Notes ****	1.362%	1,097.4	—
2027 Senior Notes ***	2.300%	786.1	—
2028 Euro Senior Notes **	3.125%	909.7	834.3
2030 Senior Notes ***	2.700%	1,528.0	—
2032 Euro Senior Notes ****	1.908%	1,672.6	—
2040 Senior Notes ***	3.850%	1,663.3	—
2028 Senior Notes *	4.550%	748.6	748.4
2043 Senior Notes *	5.400%	497.3	497.2
2046 Senior Notes **	5.250%	999.9	999.8
2048 Senior Notes *	5.200%	747.7	747.7
2050 Senior Notes ***	4.000%	2,209.3	—
USD Term Loan		600.0	—
Other		17.4	8.9
Deferred financing fees		(47.8)	(59.1)
Long-term debt		$22,429.2	$11,214.3
____________
(a)The 2020 Floating Rate Euro Notes were repaid at maturity in the second quarter of 2020. The instrument bore interest at a rate of three-month EURIBOR plus 0.50% per annum, reset quarterly.
(b)The 2020 Euro Senior Notes were repaid at maturity in the fourth quarter of 2020.
(c)The 2020 Senior Notes were repaid at maturity in the fourth quarter of 2020.

(d)During 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment will be amortized to interest expense over the remaining term of the notes.
*     Instrument was issued by Mylan Inc.
**     Instrument was originally issued by Mylan N.V.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Senior Notes
Upjohn Senior Notes
In connection with the Combination, in June 2020, Viatris and Upjohn Finance B.V. completed privately placed debt offerings of $7.45 billion of senior unsecured notes (the “Upjohn U.S. Dollar Notes”) and €3.60 billion aggregate principal amount of senior unsecured notes (the “Upjohn Euro Notes” and, together with the Upjohn U.S. Dollar Notes, the “Upjohn Senior Notes”), respectively, and entered into other financing arrangements described below under “Term Loan and Revolving Facility.” The Upjohn U.S. Dollar Notes were issued pursuant to an indenture dated June 22, 2020. The Upjohn U.S. Dollar Notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. Viatris has entered into a registration rights agreement, dated as of June 22, 2020 pursuant to which Viatris is required to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the Upjohn U.S. Dollar Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects. The Upjohn Euro Notes were issued pursuant to an indenture dated June 23, 2020. The Upjohn Euro Notes were guaranteed upon issuance by Viatris and were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the U.S. pursuant to Regulation S under the Securities Act. Viatris and Upjohn Finance B.V. are U.S. dollar functional entities. The following table provides information about the Upjohn Senior Notes issued in June 2020:

(In millions)	Notional Value
2022 Senior Notes	$1,000.0
2025 Senior Notes	750.0
2027 Senior Notes	750.0
2030 Senior Notes	1,450.0
2040 Senior Notes	1,500.0
2050 Senior Notes	2,000.0
2022 Euro Senior Note	916.2
2024 Euro Senior Note	916.2
2027 Euro Senior Note	1,038.4
2032 Euro Senior Note	1,527.0
Total	$11,847.8
The net proceeds from the offerings of the Upjohn Senior Notes, together with the proceeds from the $600 million Term Loan were utilized to fund the $12 billion cash payment by Viatris to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Viatris and related transaction fees and expenses.
Assumptions and Guarantees of Senior Unsecured Notes
In connection with the Combination, on November 16, 2020, Viatris, Upjohn Finance B.V., Utah Acquisition Sub, a Delaware corporation and an indirect wholly owned subsidiary of Viatris, Mylan II, a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, and Mylan Inc. entered into the Viatris Supplemental Indentures relating to the Upjohn Senior Notes. The Viatris Supplemental Indentures provide for full and unconditional guarantees of the Upjohn Senior Notes by Utah Acquisition Sub, Mylan II and Mylan Inc.
On November 16, 2020, Viatris, Utah Acquisition Sub, Mylan II and Mylan Inc. entered into supplemental indentures (collectively, the “Mylan Supplemental Indentures”) relating to the senior unsecured notes previously issued by Mylan and guaranteed by Mylan Inc. (the “Legacy Mylan N.V. Notes”) and the senior unsecured notes previously issued by Mylan Inc. and guaranteed by Mylan (the “Legacy Mylan Inc. Notes” and, together with the Legacy Mylan N.V. Notes, the “Legacy Mylan Notes”). The Mylan Supplemental Indentures provide for (i) the assumption of Mylan N.V.’s obligations as issuer under the Legacy Mylan N.V. Notes and the indentures governing the Legacy Mylan N.V. Notes by Utah Acquisition Sub, (ii) full and unconditional guarantees of the Legacy Mylan N.V. Notes by Viatris and Mylan II, (iii) the assumption of Mylan N.V.’s obligations as guarantor under the Legacy Mylan Inc. Notes and the indentures governing the Legacy Mylan Inc. Notes by either Mylan II or Utah Acquisition Sub, as applicable, and (iv) full and unconditional guarantees of the Legacy Mylan Inc. Notes by Viatris and either Mylan II or Utah Acquisition Sub, as applicable.

Term Loan and Revolving Facility
In June 2020, Viatris entered into (i) the $600 million Term Loan Agreement and (ii) the $4.0 billion Revolving Facility with various syndicates of banks. The Term Loan Agreement matures on May 16, 2022 and the Revolving Facility matures on November 16, 2023.
Both the Term Loan Agreement and the Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Term Loan Agreement and the Revolving Facility contain a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements. The maximum leverage ratio is 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreements.
Fair Value
At December 31, 2020 and 2019, the aggregate fair value of the Company’s outstanding notes was approximately $25.90 billion and $13.42 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2020, were as follows for each of the periods ending December 31:

(In millions)	Total
2021	$2,250
2022	2,516
2023	1,250
2024	2,138
2025	1,361
Thereafter	14,432
Total	$23,947
11.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2020	December 31, 2019
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$1.2	$0.6
Net unrecognized (loss) gain and prior service cost related to defined benefit plans, net of tax	(26.1)	(17.4)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(18.0)	(31.6)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(353.6)	(74.3)
Foreign currency translation adjustment	(461.5)	(1,674.5)
	$(858.0)	$(1,797.2)
Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			18.5	(305.2)	0.6	(12.1)	1,213.0	914.8
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(4.8)		(4.8)					(4.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						(1.9)		(1.9)
Net other comprehensive (loss) earnings, before tax			18.2	(305.2)	0.6	(14.0)	1,213.0	912.6
Income tax provision (benefit)			4.6	(25.9)	—	(5.3)	—	(26.6)
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)

	Year Ended December 31, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			29.3	59.6	0.5	(21.0)	(415.5)	(347.1)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	0.7		0.7					0.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.1	7.1					7.1
Amortization of prior service costs included in SG&A						(0.9)		(0.9)
Amortization of actuarial loss included in SG&A						(2.9)		(2.9)
Net other comprehensive earnings (loss), before tax			37.1	59.6	0.5	(24.8)	(415.5)	(343.1)
Income tax provision (benefit)			12.2	3.0	(0.1)	(5.9)	—	9.2
Cumulative effect of the adoption of new accounting standards			$(3.4)	$—	$—	$(0.2)	$—	$(3.6)
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)

	Year Ended December 31, 2018
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2017, net of tax			$(3.7)	$(239.8)	$10.1	$6.0	$(133.8)	$(361.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(80.7)	111.6	(0.1)	(3.0)	(1,125.2)	(1,097.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.2)		(6.2)					(6.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.7	7.7					7.7
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial gain included in SG&A						(0.4)		(0.4)
Net other comprehensive (loss) earnings, before tax			(79.2)	111.6	(0.1)	(3.8)	(1,125.2)	(1,096.7)
Income tax (benefit) provision			(27.3)	2.7	—	0.5	—	(24.1)
Cumulative effect of the adoption of new accounting standards			2.5	—	(10.0)	—	—	(7.5)
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)

12.Income Taxes
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2020	2019	2018
U.S. Federal:
Current	$(6.4)	$118.1	$(68.2)
Deferred	(277.0)	(165.5)	(112.9)
	(283.4)	(47.4)	(181.1)
U.S. State:
Current	(0.1)	21.1	6.8
Deferred	7.7	(13.6)	(12.3)
	7.6	7.5	(5.5)
Non-U.S.:
Current	168.7	191.0	271.6
Deferred	55.8	(13.5)	(139.1)
	224.5	177.5	132.5
Income tax (benefit) provision	$(51.3)	$137.6	$(54.1)
Earnings before income taxes:
United States	(945.5)	(1,031.4)	(1,000.5)
Foreign - Other	224.3	1,185.8	1,298.9
Total earnings before income taxes	$(721.2)	$154.4	$298.4
For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2020	December 31, 2019
Deferred tax assets:
Employee benefits	$273.0	$182.5
Litigation reserves	43.5	14.7
Accounts receivable allowances	393.7	201.9
Inventory	1,187.9	80.1
Tax credit and loss carry-forwards	1,080.4	726.2
Operating lease assets (1)	66.5	62.8
Interest expense	67.9	162.7
Intangible assets	156.3	184.7
Other	396.0	121.6
	3,665.2	1,737.2
Less: Valuation allowance	(443.6)	(603.5)
Total deferred tax assets	3,221.6	1,133.7
Deferred tax liabilities:
Plant and equipment	50.2	87.4
Operating lease liabilities (1)	66.5	62.8
Intangible assets and goodwill	4,058.6	1,890.8
Other	22.1	17.1
Total deferred tax liabilities	4,197.4	2,058.1
Deferred tax liabilities, net	$(975.8)	$(924.4)
____________
(1) As discussed in Note 6 Leases of the notes to consolidated financial statements, in 2019 we adopted an ASU that resulted in the recognition of operating lease right-of-use assets and lease liabilities. We adopted this standard using a modified retrospective basis that does not require application to periods prior to adoption.

For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $3.4 billion at December 31, 2020. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.

Prior to the Combination, the applicable income tax rate to Mylan N.V. was the U.K. rate of 19%, and following the Combination, the statutory income tax rate applicable to Viatris Inc., is the U.S. rate of 21% for the year ended December 31, 2020. A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory tax rate	21.0%	19.0%	19.0%

United States Operations
Clean energy and research credits	12.8%	(43.4)%	(33.1)%
U.S. rate differential	—%	(3.1)%	(5.4)%
Impact of changes in legislation	(9.2)%	—%	(4.9)%
State income taxes and credits	(1.6)%	(4.1)%	(9.2)%
Valuation allowance	8.6%	(118.5)%	60.2%
Tax settlements and resolution of certain tax positions	0.1%	199.6%	(22.5)%
Global intangible low-taxed income	(3.6)%	(8.6)%	8.6%
Waived deductions under IRC § 59A	(3.3)%	64.5%	—%
Impact of the Combination	5.8%	7.7%	—%
Other U.S. items	1.5%	6.9%	7.5%
Other Foreign Operations
Luxembourg	(5.0)%	(14.8)%	(28.3)%
Gibraltar	8.0%	(38.8)%	(19.2)%
Ireland	8.2%	(13.7)%	(3.5)%
France	(2.8)%	15.2%	6.2%
Puerto Rico	(2.5)%	—%	—%
Switzerland	2.0%	—%	—%
Other	0.6%	12.8%	2.3%
Deferred tax impact of tax law changes	(0.1)%	36.7%	(5.2)%
Valuation allowance	16.1%	(9.9)%	(4.3)%
Impact of the Combination	(42.2)%	—%	—%
Withholding taxes	(1.6)%	7.1%	4.1%
Tax settlements and resolution of certain tax positions	(3.9)%	(27.6)%	0.7%
Other foreign items	(1.8)%	2.1%	8.9%
Effective tax rate	7.1%	89.1%	(18.1)%
In all years, our effective tax rate is impacted the jurisdictional location of earnings and the corresponding tax rates in those jurisdictions. Subsequent to the Combination, the Company realizes benefits from lower tax rates in Singapore and Puerto Rico due to manufacturing and other incentives, which are not significant in 2020.
Tax Act
On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate income tax rate and requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. corporate subsidiaries of large U.S. shareholders that may electively be paid over eight years.
The Tax Act also puts in place new tax laws that impact our taxable income beginning in 2018, which include, but are not limited to (1) creating a BEAT, which is a new minimum tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently GILTI earned by non-U.S. corporate subsidiaries of large U.S. shareholders and a deduction generally equal to 50 percent of GILTI (37.5 percent for tax years beginning after December 31, 2025) to offset the income tax liability, (4) a provision limiting the amount of deductible interest expense in the U.S., (5) limitations on the deductibility of certain executive compensation, and (6) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.
As of December 31, 2020, no U.S. deferred income taxes or foreign withholding taxes were recorded on earnings in the Company’s non-U.S. subsidiaries where there would be no U.S. or foreign tax upon repatriation or where the Company’s practice and intention was to reinvest the earnings outside of the U.S.. The transition tax noted above resulted in the previously untaxed foreign earnings of U.S. subsidiaries being included in federal and state taxable income. We analyze on an ongoing basis our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries repatriate cash, which include potential local country withholding taxes and U.S. state taxation. The Company has elected to not record deferred taxes associated with the GILTI provision of the Tax Act.
The Company’s accounting for the impact of the 2017 Tax Act was completed during the year ended December 31, 2018.
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020, a valuation allowance has been applied to certain deferred tax assets in the amount of $443.6 million.
When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations.
Net Operating Losses
As of December 31, 2020, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $15.1 million.
•U.S. state income tax loss carryforwards of approximately $2.93 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $1.01 billion, of which $933.2 million can be carried forward indefinitely, with the remaining $73.2 million expiring in years 2021 through 2040.
•Foreign deductible attributes of $40.8 million that can be carried forward indefinitely, which are offset by a full valuation allowance.
•U.S. and foreign credit carryovers of $294.5 million, expiring in various amounts through 2040.
•Anticipatory foreign tax credits of $314.9 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.
On November 16, 2020, the Company had a change in ownership pursuant to Section 382 of the Code. Under this provision of the Code, the utilization of any NOL or tax credit carryforwards incurred prior to the date of ownership change may be limited. Analyses of the limits for each ownership change indicates the annual limitation would not impair the Company's ability to utilize our U.S. federal credit carryovers. While state loss carryforwards may be limited by Section 382 of the Code, the carryforwards are largely offset by a valuation allowance.
CARES Act
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain NOLs, and increasing the amount of NOLs that corporations can use to offset income. As of December 31, 2020, CARES Act reduced our 2020 income tax expense by $22.1 million resulting from additional deductible interest. We will continue to monitor and assess the impact that the CARES Act may have on our business and results of operations.
Tax Examinations
The Company is subject to income taxes and tax audits in many jurisdictions. A certain degree of estimation is thus required in recording the assets and liabilities related to income taxes. Tax audits and examinations can involve complex issues, interpretations, and judgments and the resolution of matters that may span multiple years, particularly if subject to litigation or negotiation.
Although the Company believes that adequate provisions have been made for these uncertain tax positions, the Company’s assessment of uncertain tax positions, including those arising from legal entity restructuring transactions in connection with the Combination, is based on estimates and assumptions that the Company believes are reasonable but the estimates for unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variations from such estimates could materially affect the Company’s financial condition, results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.
The Company is subject to ongoing IRS examinations. The years 2015 through 2018 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition has been filed regarding the matter and a trial was held in December 2018 and is discussed further below.
During the year ended December 31, 2019, Mylan reached an agreement in principle with the IRS to resolve all issues relating to our positions on the February 27, 2015 acquisition by Mylan N.V. of Mylan Inc. and Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business. Under the agreement in principle, which was finalized as part of a closing agreement with the IRS on October 11, 2019, Mylan’s status as a non-U.S. corporation for U.S. Federal income tax purposes was confirmed, and we have adjusted the interest rates used for intercompany loans as necessary. During the year ended December 31, 2019, the Company recorded a reserve of approximately $155.0 million as part of its liability for uncertain tax positions, with a net impact to the income tax provision of approximately $144.9 million related to this matter.
Several international audits are currently in progress. In some cases, the tax auditors have proposed adjustments to our tax positions including with respect to intercompany transactions, and we are in ongoing discussions with the auditors regarding the validity of their positions. The Company has recorded a reserve for uncertain tax positions of $134.6 million and $89.2 million, including interest and penalties, in connection with its international audits at December 31, 2020 and December 31, 2019, respectively. In certain cases, these audits can also result in non-tax consequences. For example, under French law, certain tax matters are automatically referred for criminal investigation.
The Company’s major state taxing jurisdictions remain open from fiscal year 2013 through 2019, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2019.
Tax Court Proceeding
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to ANDAs were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018. Both parties delivered their final post-trial briefs on June 27, 2019 and are awaiting the court’s final decision.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
As of December 31, 2020 and 2019, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $391.1 million and $92.1 million, of which $127.1 million as of December 31, 2020 would affect the Company’s effective tax rate if recognized. Related accrued interest and penalties included in the consolidated balance sheets were $86.7 million and $17.2 million as of December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, 2019 and 2018, the Company recognized $6.0 million, $35.2 million, and $18.3 million of tax benefits, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Unrecognized tax benefit — beginning of year	$92.1	$96.3	$185.7
Additions for current year tax positions	13.4	—	—
Additions for prior year tax positions	35.7	154.9	20.0
Reductions for prior year tax positions	(5.2)	(11.7)	(5.8)
Settlements	(8.9)	(112.5)	(32.9)
Reductions due to expirations of statute of limitations	—	(34.9)	(70.7)
Addition due to acquisition	264.0	—	—
Unrecognized tax benefit — end of year	$391.1	$92.1	$96.3
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $80.0 million, involving international and state audits and settlements. The Company does not anticipate significant increases to the reserve within the next twelve months.
13.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time approved the Viatris Inc. 2020 Stock Incentive Plan (the “Plan”) which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, which had previously been approved by Mylan shareholders. The Plan and 2003 LTIP include (i) 72,500,000 shares of Common Stock authorized for grant pursuant to the Plan, which may include dividend payments payable in Common Stock on unvested shares granted under awards, (ii) 6,757,640 shares of Common Stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of Common Stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.
Under the Plan and 2003 LTIP, shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, SARs, restricted stock and units, PSUs, other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the shares underlying the stock options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.

The following table summarizes stock option and SAR (together, “stock awards”) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2017	7,198,684	$35.17
Granted	905,265	40.38
Exercised	(820,603)	21.75
Forfeited	(468,068)	47.86
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	829,322	26.18
Exercised	(580,950)	14.40
Forfeited	(715,941)	39.40
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	814,351	17.37
Exercised	(27,615)	21.13
Forfeited	(422,714)	25.74
Outstanding at December 31, 2020	6,711,731	$35.36
Vested and expected to vest at December 31, 2020	6,532,172	$35.65
Exercisable at December 31, 2020	5,284,858	$38.51
As of December 31, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.0 years, 4.9 years and 4.0 years, respectively. Also, at December 31, 2020, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $1.1 million, $1.0 million and $0.0 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs (collectively, “restricted stock awards”), as of December 31, 2019 and the changes during the year ended December 31, 2020 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2019	4,105,689	$34.42
Granted	10,134,565	15.23
Released	(1,819,982)	33.56
Forfeited	(346,482)	38.46
Nonvested at December 31, 2020	12,073,790	$18.34
Of the 10,134,565 restricted stock awards granted during the year ended December 31, 2020, 4,724,327 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining restricted stock awards granted, 3,792,064 are not subject to market conditions and will cliff vest within a three year period, and 1,600,000 are subject to market or performance conditions and will cliff vest in five years or less.
As of December 31, 2020, the Company had $146.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 2.0 years. The total intrinsic value of stock awards exercised and restricted stock units released during the years ended December 31, 2020 and 2019 was $20.9 million and $38.0 million, respectively.

With respect to options granted under the Plan and 2003 LTIP, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the implied volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors.
The assumptions used for options granted under the Plan and 2003 LTIP are as follows:

	Year Ended December 31,
	2020	2019	2018
Volatility	46.7%	38.1%	35.8%
Risk-free interest rate	1.0%	2.5%	2.8%
Expected term (years)	6.5	6.5	6.5
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$8.07	$11.03	$16.51
In February 2014, Mylan’s Compensation Committee and the independent members of the Mylan Board of Directors adopted the 2014 Program. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award either in the form of a grant of SARs or PSUs (the “Awards”). The initial Awards were granted in February 2014 and contained a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services. Additional Awards were granted in 2016 and 2017, subject to the same performance condition. The performance condition was not achieved by December 31, 2018 and approximately 2.6 million Awards outstanding under the 2014 Program were canceled during 2019, and approximately 1.1 million shares of restricted stock were canceled and returned to treasury stock during 2019. There was no impact to share-based compensation expense during the year ended December 31, 2020 as all of the cumulative expense of approximately $70.6 million related to the Awards was reversed during the year ended December 31, 2018.
14.Employee Benefit Plans
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefits provided generally depend on length of service, pay grade and remuneration levels. Employees in the U.S., Puerto Rico and certain international locations are also provided retirement benefits through defined contribution plans.
The Company also sponsors other postretirement benefit plans including plans that provide for postretirement supplemental medical coverage. Benefits from these plans are provided to employees and their spouses and dependents who meet various minimum age and service requirements. In addition, the Company sponsors other plans that provide for life insurance benefits and postretirement medical coverage for certain officers and management employees.
In connection with the Combination, the Company assumed certain post retirement defined benefit pension plans sponsored by Upjohn. The most significant plans include those in Puerto Rico, Ireland and Japan. Upjohn is also the sponsor of one postretirement medical plan in Puerto Rico. As part of the acquisition accounting, the Company has recorded the fair value of these plans using assumptions and accounting policies consistent with those historically utilized by Mylan. Upon completion of the Combination, the excess of projected benefit obligation over the plan assets was recognized as a liability and any existing unrecognized actuarial gains or losses and unrecognized service costs or benefits were eliminated in purchase accounting.

Accounting for Defined Benefit Pension and Other Postretirement Plans
The Company recognizes on its balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan. Actuarial gains or losses and prior service costs or credits that arise during the period are not recognized as components of net periodic benefit cost, but are recognized, net of tax, as a component of other comprehensive (loss) earnings.
Included in accumulated other comprehensive loss as of December 31, 2020 and 2019 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Unrecognized actuarial loss	$33.9	$20.6	$5.7	$4.8
Unrecognized prior service (credit) cost	(1.4)	(1.3)	0.6	0.7
Total	$32.5	$19.3	$6.3	$5.5
Of the December 31, 2020 amount, the Company expects to recognize approximately $1.6 million of unrecognized actuarial losses and $0.6 million of unrecognized prior service costs in net periodic benefit credits during 2021. The unrecognized net actuarial losses exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants. The increase in accumulated other comprehensive loss in 2020 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial loss	$11.1	$1.2
Amortization of actuarial gain/(loss)	(1.5)	(0.4)
Unrecognized prior service costs	—	—
Amortization of prior service costs	—	—
Impact of foreign currency translation	2.3	—
Net change	$11.9	$0.8
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2020	2019	2018	2020	2019	2018
Service cost	$23.5	$20.7	$19.2	$1.2	$0.6	$0.6
Interest cost	13.5	13.6	13.0	1.4	1.5	1.5
Expected return on plan assets	(19.9)	(12.1)	(14.4)	—	—	—
Plan curtailment, settlement and termination	1.1	(0.3)	(0.1)	—	3.2	—
Amortization of prior service costs	—	0.9	0.3	—	—	—
Recognized net actuarial (gains) losses	0.4	(0.8)	(0.1)	0.3	0.2	0.2
Net periodic benefit cost	$18.6	$22.0	$17.9	$2.9	$5.5	$2.3

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2020 and 2019.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2020	2019	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$674.7	$635.4	$33.8	$34.0
Service cost	23.5	20.7	1.1	0.6
Interest cost	13.5	13.6	1.4	1.5
Participant contributions	1.8	1.0	0.1	0.2
Acquisitions	1,389.4	0.8	153.1	—
Plan settlements and terminations	(23.1)	(23.8)	(0.2)	(7.1)
Actuarial losses (gains)	37.2	57.3	1.1	7.1
Benefits paid	(24.6)	(23.9)	(1.6)	(2.5)
Impact of foreign currency translation	53.4	(6.4)	—	—
Projected benefit obligation, end of year	$2,145.8	$674.7	$188.8	$33.8

Change in Plan Assets
Fair value of plan assets, beginning of year	$315.7	$283.5	$—	$—
Actual return on plan assets	46.0	39.2	—	—
Company contributions	58.2	26.4	1.7	9.4
Participant contributions	1.8	1.0	0.1	0.2
Acquisitions	959.3	—	—	—
Plan settlements	(23.1)	(8.9)	(0.2)	(7.1)
Benefits paid	(24.6)	(23.9)	(1.6)	(2.5)
Other	—	(1.9)	—	—
Impact of foreign currency translation	21.3	0.3	—	—
Fair value of plan assets, end of year	1,354.6	315.7	—	—
Funded status of plans	$(791.2)	$(359.0)	$(188.8)	$(33.8)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Noncurrent assets	$70.7	$24.8	$—	$—
Current liabilities	(15.1)	(11.9)	(16.3)	(2.0)
Noncurrent liabilities	(846.8)	(371.9)	(172.5)	(31.8)
Net accrued benefit costs	$(791.2)	$(359.0)	$(188.8)	$(33.8)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $2.04 billion and $636.3 million at December 31, 2020 and 2019, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2020 and 2019 were as follows:

	December 31,
(In millions)	2020	2019
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,747.2	$476.3
Accumulated benefit obligation	1,678.2	454.4
Fair value of plan assets	893.9	94.4
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2020 and 2019 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51.2	$0.6	$—	$51.8
Equity securities	145.3	468.1	—	613.4
Fixed income securities	292.6	299.4	—	592.0
Assets held by insurance companies and other	4.0	20.0	73.4	97.4
Total	$493.1	$788.1	$73.4	$1,354.6

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.4	$0.5	$—	$3.9
Equity securities	33.8	55.5	—	89.3
Fixed income securities	138.0	41.9	—	179.9
Assets held by insurance companies and other	1.3	13.8	27.5	42.6
Total	$176.5	$111.7	$27.5	$315.7
Risk tolerance on invested pension plan assets is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measures, periodic asset/liability studies and investment portfolio reviews. The Company’s investment strategy is to maintain, where possible, a diversified investment portfolio across several asset classes that, when combined with the Company’s contributions to the plans, will ensure that required benefit obligations are met.
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Discount rate	1.9%	1.6%	1.9%	3.3%
Expected return on plan assets	4.3%	4.3%	—%	—%
Rate of compensation increase	2.9%	2.9%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2020:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	1.6%	2.3%	2.0%	3.3%	4.3%	3.7%
Expected return on plan assets	4.3%	4.3%	4.9%	—%	—%	—%
Rate of compensation increase	2.7%	2.9%	2.9%	—%	—%	—%
The assumptions for each plan are reviewed on an annual basis. The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the discount rates, we utilize comparable corporate bond indices as an indication of interest rate movements and levels. Corporate bond indices were selected based on individual plan census data and duration. The expected return on plan assets was determined using historical market returns and long-term historical relationships between equities and fixed income securities. The Company compares the expected return on plan assets assumption to actual historic returns to ensure reasonableness. Current market factors such as inflation and interest rates are also evaluated.
The weighted-average healthcare cost trend rate used for 2020 was 6.7% declining to a projected 4.5% in the year 2037. For 2021, the assumed weighted-average healthcare cost trend rate used will be 5.7% declining to a projected 4.5% in the year 2037. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2020	$104.5	$16.4
2021	102.3	16.6
2022	104.9	16.5
2023	108.6	16.6
2024	106.9	16.3
Thereafter	526.2	71.4
Total	$1,053.4	$153.8
Defined Contribution Plans
The Company sponsors defined contribution plans covering its employees in the U.S. and Puerto Rico, as well as certain employees in a number of countries outside the U.S. The Company’s domestic defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union represented employees (the “Profit Sharing 401(k) Plan”) and a 401(k) retirement plan for union-represented employees. Profit sharing contributions are made at the discretion of the Board of Directors. The Company’s non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the consolidated statements of operations when they are earned.
The Company maintains a 401(k) Restoration Plan (the “Restoration Plan”), which permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.
The Company maintains an Income Deferral Plan, which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the Restoration Plan. In addition, under the Income Deferral Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted.
Total employer contributions to defined contribution plans were approximately $115.5 million, $95.6 million and $85.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Other Benefit Arrangements
The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund (the “PACE Plan”) provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing plant in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the PACE Plan effective May 10, 2012. In 2013, the PACE Plan trustee notified the Company that its withdrawal liability was approximately $27.3 million, which was accrued by the Company in 2013. The withdrawal liability is being paid over a period of approximately nine years; payments began in March 2014. The withdrawal liability was approximately $8.9 million and $12.1 million at December 31, 2020 and 2019, respectively. The Employee Identification Number for the PACE Plan is 11-6166763.
15.Segment Information
Viatris reports segment information on the basis of markets and geography. In conjunction with the formation of Viatris, the Company has changed its reportable segments, from North America, Europe, and Rest of World, to Developed Markets, Greater China, JANZ, and Emerging Markets. Prior year amounts have been recasted to reflect this segment structure. We have also revised our measure of segment profitability. This approach reflects the Company’s focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our operations in countries with developing markets and emerging economies including countries in Asia, the Middle East, South and Central America, Africa and Eastern Europe, and also includes the Company’s anti-retroviral franchise.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability.
Certain costs are not included in the measurement of segment profitability, such as costs, if any, associated with the following:
◦Intangible asset amortization expense and impairments of intangible assets;
◦R&D expense;
◦Net charges or net gains for litigation settlements and other contingencies;

◦Certain costs related to transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) other significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and disposals of assets or businesses, including, as applicable, any associated transition activities.
◦Corporate and other unallocated costs associated with platform functions (such as digital, facilities, legal, finance, human resources, insurance, public affairs and procurement), patient advocacy activities and certain compensation and other corporate costs (such as interest income and expense, and gains and losses on investments, as well as overhead expenses associated with our manufacturing, which include manufacturing variances associated with production) and operations that are not directly assessed to an operating segment as business unit (segment) management does not manage these costs.
The company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales			Segment profitability
	Years Ended December 31,			Years Ended December 31,

(in millions)	2020	2019	2018	2020	2019	2018
Reportable Segments:
Developed Markets	$8,510.9	$8,240.0	$8,289.1	$4,243.9	$4,137.3	$4,270.1
Greater China	259.9	214.6	168.1	52.7	89.9	71.9
JANZ	1,195.3	1,192.5	1,132.8	364.6	323.2	363.1
Emerging Markets	1,853.8	1,723.2	1,678.7	610.4	561.9	647.4
Total reportable segments	$11,819.9	$11,370.3	$11,268.7	$5,271.6	$5,112.3	$5,352.5

Reconciling items:
Intangible asset amortization expense				(1,605.8)	(1,582.7)	(1,606.4)
Intangible asset impairment charges				(82.4)	(180.6)	(224.0)
Globally managed research and development costs				(555.1)	(639.9)	(704.5)
Litigation settlements & other contingencies				(107.8)	21.4	49.5
Transaction related and other special items				(1,739.7)	(682.2)	(515.5)
Corporate and other unallocated				(1,391.6)	(1,332.8)	(1,446.0)
(Loss) earnings from operations				$(210.8)	$715.5	$905.6

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2020, 2019, and 2018:

	Percentage of Consolidated Net Sales
	2020	2019	2018
McKesson Corporation	13%	15%	12%
AmerisourceBergen Corporation	10%	9%	8%
Cardinal Health, Inc.	8%	8%	8%
Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2020	2019	2018
United States	$3,746.1	$3,965.9	$3,865.2
India	1,155.4	1,171.1	1,164.8
France	1,070.8	1,047.6	1,092.7
____________
No other country’s net sales represent more than 10% of consolidated net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

16.Commitments
The Company has entered into employment and other agreements with certain executives and other employees that provide for compensation, retirement and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from closing date. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. Through the year ended December 31, 2020, the Company has incurred $53.1 million related to this provision of the TSA.

In conjunction with the Combination, during the year ended December 31, 2020, the Company has accrued approximately $26.9 million due to change in control clauses in employment arrangements for certain former Mylan employees. It is anticipated that these amounts will be paid during 2021. In addition, the Company entered into retention agreements with certain key employees, whereby they agree to continue to provide service to the Company for a period of time after the Combination. The Company will record the expense for these agreement over the applicable service periods.

In the normal course of business, Viatris periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

17.Restructuring
2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies of $1 billion and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. The company expects to optimize its commercial capabilities and enabling functions, and close, downsize or divest up to 15 manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. As a result, Viatris expects that up to 20% of its global workforce of approximately 45,000 may be impacted upon completion of the restructuring initiative.
For the committed restructuring actions, the Company expects to incur total pre-tax charges ranging between $1.1 billion and $1.4 billion. Such charges are expected to include between $350 million and $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $750 million and $950 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and decommissioning costs.
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Charges (1)	$195.6	$75.7	$271.3
Acquired in the Combination	91.7	0.3	92.0
Cash payment	(25.1)	(0.4)	(25.5)
Utilization	—	(70.8)	(70.8)
Foreign currency translation	0.4	—	0.4
Balance at December 31, 2020	$262.6	$4.8	$267.4
As part of the Combination, the Company acquired reserve balances related to restructuring activities initiated by the Upjohn Business prior to the Combination, primarily related to accrued severance.

2016 Restructuring Program
Mylan previously announced a restructuring program representing a series of actions in certain locations that are anticipated to further streamline its operations globally. We have incurred total restructuring related costs of approximately $733.0 million through December 31, 2020. The 2016 Restructuring Program is substantially complete at December 31, 2020.
In April 2018, the FDA completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. In the fourth quarter of 2018, Mylan received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter were addressed within the context of the Mylan’s comprehensive restructuring and remediation activities. On May 11, 2020 Mylan received the close-out of the warning letter. On December 11, 2020, the Company announced that it expects the Morgantown plant to be closed or divested as part of the 2020 Restructuring Program.

The following table summarizes the restructuring charges and the reserve activity for the 2016 restructuring program from December 31, 2018 to December 31, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges	16.6	88.0	104.6
Cash payment	(48.9)	(10.5)	(59.4)
Reclassifications	—	(8.1)	(8.1)
Utilization	—	(78.3)	(78.3)
Foreign currency translation	$(2.1)	$(0.1)	$(2.2)
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (1)	9.9	40.6	50.5
Cash payment	(18.1)	(7.6)	(25.7)
Utilization	—	(32.9)	(32.9)
Foreign currency translation	1.8	(0.1)	1.7
Balance at December 31, 2020	$20.0	$2.8	$22.8

(1)     For the year ended December 31, 2020, total restructuring charges, for both programs, in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $292.1 million, $18.4 million, $2.9 million and $8.4 million, respectively. For the year ended December 31, 2019, total restructuring charges in Developed Markets and JANZ were approximately $100.4 million and $4.2 million respectively.
At December 31, 2020 and 2019, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the consolidated balance sheets.
18.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 9 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2020 totaled approximately $380 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $40 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Revance Collaboration Agreement
On February 28, 2018, the Company and Revance entered into the Revance Collaboration Agreement pursuant to which the Company and Revance is collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®.
On August 22, 2019, the Company and Revance entered into an amendment (the “Amendment”) to the Revance Collaboration Agreement, pursuant to which Revance had agreed to extend the period of time for the Company to decide whether to continue the development and commercialization of a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX® beyond the initial development plan to prepare for and conduct the BIAM with the FDA. In accordance with the Amendment, the Company was required to notify Revance of its decision on or before the later of (i) April 30, 2020 or (ii) thirty calendar days from the date that Revance provides Mylan with certain deliverables. On June 1, 2020, the Company and Revance announced a decision to continue the development program for a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. As a result, during the year ended December 31, 2020, the Company recorded $30 million of R&D expense for a milestone payment that was due upon the decision to continue the program.
Momenta
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s current biosimilar candidates, including Momenta’s biosimilar candidate, ORENCIA® (abatacept) (“ORENCIA®”). Mylan paid an up-front cash payment of $45 million to Momenta. Under the terms of the agreement, the Company and Momenta are jointly responsible for product development and equally share in the costs and profits of the products with Mylan leading the worldwide commercialization efforts. Under the terms of the agreement, Momenta was eligible to receive additional contingent milestone payments for the development of biosimilar candidates.
In January 2019, the parties agreed to the termination of all collaboration activities, except for the continued development of M710, a proposed biosimilar to EYLEA®. The Company remains committed to invest strategically in biosimilar programs through the evaluation of regulatory data and market dynamics. The Company does not anticipate making any additional continuation payments to Momenta.
In accordance with ASC 730, Research and Development and based upon the cost sharing provisions of the agreement, the Company accounted for the contingent milestone payments related to the Momenta collaboration as non-refundable advance payments for services to be used in future R&D activities, which were required to be capitalized until the related services have been performed. More specifically, as costs were incurred within the scope of the collaboration, the Company recorded its share of the costs as R&D expense. In addition to the upfront cash payment, during the years ended December 31, 2020, 2019, and 2018, the Company incurred R&D expense related to this collaboration of approximately $18.2 million, $14.1 million, and $13.4 million, respectively. To the extent the contingent milestone payments made by the Company exceeded the liability incurred, a prepaid asset was reflected in the Company’s consolidated balance sheets. To the extent the contingent milestone payments made by the Company were less than the expense incurred, the difference between the payment and the expense was recorded as a liability in the Company’s consolidated balance sheets. At December 31, 2020, there was no significant recorded prepaid asset or accrued liability in the consolidated balance sheet.
Theravance
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, for the development and, subject to FDA approval, commercialization of Revefenacin (“TD-4208”). Under the terms of the agreement, Mylan and Theravance Biopharma are co-developing nebulized TD-4208 for COPD and other respiratory diseases. Theravance Biopharma led the U.S. registrational development program and Mylan was responsible for the reimbursement of Theravance Biopharma’s development costs for that program up until the approval of the first NDA. On November 9, 2018, Mylan announced that the FDA approved the NDA for YUPELRITM (revefenacin) inhalation solution for the maintenance treatment of patients with COPD. YUPELRI, a LAMA, is the first and only once-daily, nebulized bronchodilator approved for the treatment of COPD in the U.S. The commercial launch of YUPELRI occurred in the fourth quarter of 2018. Mylan is responsible for commercial manufacturing and commercialization. Theravance Biopharma is co-promoting the product in the hospital channel under a profit-sharing arrangement.
On June 14, 2019, the Company and Theravance Biopharma entered into an amended development and commercialization agreement. Under terms of the amended agreement, Theravance Biopharma has granted Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR and Taiwan. Theravance Biopharma received an upfront payment of $18.5 million and will be eligible to receive additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin, if approved. Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs. The upfront payment was expensed during the year ended December 31, 2019.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2020, Mylan has paid a total of $50.0 million in milestone payments to Theravance Biopharma.

Biocon
The Company has entered into exclusive collaborations with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. Under the agreements with Biocon, Mylan has exclusive commercialization rights for the products under the collaborations in the U.S., Canada, Japan, Australia, New Zealand and in the EU and European Free Trade Association countries.
In December 2017, the FDA approved Mylan's Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab). Ogivri has been approved for all indications included in the label of the reference product, Herceptin, including for the treatment of HER2-overexpressing breast cancer and metastatic stomach cancer (gastric or gastroesophageal junction adenocarcinoma). Ogivri was the first FDA-approved biosimilar to Herceptin and was the first biosimilar from Mylan and Biocon's joint portfolio approved in the U.S. In December 2018, the Company received final approval from the Commission to market Ogivri in all 28 EU member states and the European Economic Area. On December 2, 2019, Mylan and Biocon announced the U.S. launch of Ogivri™ (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab).
On June 4, 2018, Mylan and Biocon announced that the FDA approved Mylan's Fulphila™ (pegfilgrastim-jmdb), a biosimilar to Neulasta® (pegfilgrastim). Fulphila has been approved to reduce the duration of febrile neutropenia (fever or other signs of infection with a low count of neutrophils, a type of white blood cells) in patients treated with chemotherapy in certain types of cancer. The commercial launch of Fulphila occurred in 2018.
On August 31, 2020, Mylan and Biocon announced the U.S. launch of Semglee™ (insulin glargine injection) in vial and pre-filled pen presentations, approved to help control high blood sugar in adult and pediatric patients with type 1 diabetes and adults with type 2 diabetes.
In addition to profit sharing payments to Biocon for the commercialized products, the Company continues to provide development funding related to this collaboration. As the timing of cash expenditures is dependent upon a number of factors, many of which are out of the Company’s control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.
FKB
On February 22, 2018, the Company entered into a collaboration license and distribution agreement with FKB for the distribution of Hulio™, a biosimilar to AbbVie's Humira® (adalimumab). Under the agreement, Mylan has exclusive commercialization rights for the product in the EU and the European Economic Area countries and FKB is responsible for development, manufacturing and supply of the product.
On September 20, 2018, the Company received final approval from the Commission to market Hulio for all adalimumab indications in all 28 EU member states and the European Economic Area. Under the agreement, FKB received an upfront payment of $25.0 million, an approval milestone of $10.0 million and is eligible for a royalty based upon net sales.
On February 27, 2019, the Company amended its agreements with FKB for the commercialization of Hulio™. Under the amended agreements, Mylan received the exclusive global commercialization rights for Hulio™ and FKB received an additional upfront payment of $33.0 million, of which $23.3 million was recorded as a component of R&D expense during the year ended December 31, 2019. In addition, FKB is eligible to receive additional commercial milestones and royalty payments under the amended agreements.
On July 9, 2020, the Company announced that the FDA approved Hulio® (adalimumab-fkjp), a biosimilar to AbbVie's Humira® (adalimumab), for the treatment of rheumatoid arthritis, juvenile idiopathic arthritis (4 years and older), psoriatic arthritis, ankylosing spondylitis, adult Crohn's disease, ulcerative colitis and plaque psoriasis, in both prefilled syringe and auto-injector presentations. In accordance with its patent license agreement with AbbVie, the Company will be able to launch Hulio in the U.S. in July 2023.
Other Development Agreements
On December 20, 2019, the Company entered into a Master Development Agreement with a privately owned research company to grant the Company rights with respect to acquiring certain pharmaceutical products. The Company expects to provide funding for select programs through upfront payments and development milestones and the Company will have the right and obligation to acquire the products at fair market value upon regulatory approval or other regulatory trigger dates.

The Company made an initial upfront payment of $10.0 million which has been accounted for as a R&D expense during the year ended December 31, 2019. Additionally, under the terms of the agreement, the Company acquired $25.0 million worth of equity shares in the privately owned research company during the year ended December 31, 2020. The investment is accounted for in accordance with ASC 321, Investments - Equity Securities.
We are actively pursuing, and are currently involved in, joint projects related to the development, distribution and marketing of both generic and branded products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows and R&D expense.
19.Litigation
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict.
In addition, in connection with the Combination, the Company has generally assumed liability for, and control of, pending and threatened legal matters relating to the Upjohn Business – including certain matters initiated against Pfizer described below – and has agreed to indemnify Pfizer for liabilities arising out of such assumed legal matters. Pfizer, however, has agreed to retain various matters – including certain specified competition law matters – to the extent they arise from conduct during the pre-Distribution period and has agreed to indemnify the Company for liabilities arising out of such matters.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and the assumed legal matters referenced above, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters could have a material effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Some of these governmental inquiries, investigations, proceedings and litigation matters with which the Company is involved are described below, and unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is also involved in other pending proceedings for which, in the opinion of the Company based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s business, financial position, results of operations, cash flows, ability to pay dividends and/or stock price. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in the opinion of the Company, become material, the Company will disclose such matters.
Legal costs are recorded as incurred and are classified in SG&A in the Company’s consolidated statements of operations.
EpiPen® Auto-Injector Litigation
The Company has been named as a defendant in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A former Mylan N.V. officer and other non-Viatris affiliated companies are also defendants in some of the class actions. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in the various federal and state courts and have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated. The District Court certified an antitrust class that applies to 17 states and a RICO class. Defendants’ motion for summary judgment as to the remaining claims asserted by plaintiffs is pending.

On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiff in this case asserts federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. On November 3, 2020, the plaintiff filed a second amended complaint that is substantially similar to the allegations in the amended complaint. Plaintiffs’ seek monetary damages, declaratory relief, attorneys’ fees and costs.
Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. These actions have been consolidated. Plaintiffs’ seek monetary damages, attorneys’ fees and costs.
On April 24, 2017, Sanofi-Aventis U.S., LLC (“Sanofi”) filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL and alleges exclusive dealing and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Sanofi seeks monetary damages, declaratory relief, attorneys’ fees and costs. The Court granted the Company’s motion for summary judgment and dismissed Sanofi’s claims. Sanofi’s appeal is pending.
The Company has a total accrual of approximately $10.0 million related to this matter at December 31, 2020 which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
Drug Pricing Matters
Department of Justice
On December 3, 2015, the Company received a subpoena from the Antitrust Division of the DOJ seeking information relating to the marketing, pricing, and sale of certain of our generic products and any communications with competitors about such products. On September 8, 2016, the Company, as well as certain employees and a member of senior management, received subpoenas from the DOJ seeking similar information. Related search warrants also were executed.
On May 10, 2018, the Company received a civil investigative demand from the Civil Division of the DOJ seeking information relating to the pricing and sale of its generic drug products.
We are fully cooperating with these investigations, which we believe are related to a broader industry-wide investigation of the generic pharmaceutical industry.
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. They allege harm under federal and state laws, including federal and state antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the lawsuits also name as defendants the Company’s President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states originally filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-seven states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-seven states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s President, with respect to a single drug product. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, and restitution.
On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-eight states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty-three states and certain territories against several individuals, including a Company sales employee. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, and restitution. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA.
On June 10, 2020, attorneys general of forty-six states, certain territories and the District of Columbia filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. The complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, and restitution. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA.
Securities Related Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V. and Mylan Inc. (collectively “Mylan”), certain of Mylan’s former directors and officers, and certain of the Company’s current directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the SDNY on behalf of certain purchasers of securities of Mylan on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. On March 20, 2017, a consolidated amended complaint was filed alleging substantially similar claims, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen Auto-Injector® and certain generic drugs.
The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”. A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs.
On April 30, 2017, a similar lawsuit was filed in the Tel Aviv District Court (Economic Division) in Israel, which has been stayed pending a decision in the SDNY class action litigation.

On February 26, 2019, MYL Litigation Recovery I LLC (“MYL Plaintiff”) (an assignee of entities that purportedly purchased stock of Mylan N.V.) filed an additional complaint in the SDNY against Mylan, certain of Mylan’s former officers and directors, and an officer of the Company asserting allegations pertaining to EpiPen® Auto-Injector under the federal securities laws that overlap in part with those asserted in the third amended complaint identified above. MYL Plaintiff’s complaint seeks monetary damages as well as the plaintiff’s costs. On May 6, 2020, MYL Plaintiff filed an amended complaint including additional allegations in connection with purportedly anticompetitive conduct with respect to EpiPen® Auto-Injector.
MYL Plaintiff subsequently filed a summons on October 30, 2020, naming Mylan, certain of Mylan’s former officers and directors, and certain of the Company’s current officers, directors, and employees in New York State Court, County of New York, claiming investment losses suffered as a result of purportedly false and misleading statements in connection with allegedly anticompetitive conduct concerning generic pharmaceuticals. Plaintiff is seeking monetary and punitive damages, attorneys’ fees and costs.
On February 14, 2020, the Abu Dhabi Investment Authority filed a complaint against Mylan in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector and certain generic drugs under the federal securities laws that overlap with those asserted in the third amended complaint identified above. The Abu Dhabi Investment Authority’s complaint seeks monetary damages as well as the plaintiff’s fees and costs.
On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and an officer and director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania on behalf of certain purchasers of securities of Mylan N.V. The amended complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Morgantown manufacturing plant and inspections at the plant by the FDA. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. The complaint seeks monetary damages, as well as the plaintiff’s fees and costs.
On February 15, 2021, a complaint was filed by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a current director and officer of the Company, and current employees of the Company. The Complaint asserts claims which are based on allegations that are similar to those in the SDNY and the Western District of Pennsylvania complaints identified above. Plaintiffs seek compensatory damages, costs and expenses and attorneys’ fees.

Opioids
The Company, along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers is a defendant in more than 1,000 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids.
The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio.
In November 2019, the Company received a subpoena from the New York Department of Financial Services as part of an industry-wide inquiry into the effect of opioid prescriptions on New York health insurance premiums. The Company is fully cooperating with this subpoena request.
European Commission Proceedings
Perindopril
On July 9, 2014, the Commission issued a decision finding that the Company as well as several other companies, had violated EU competition rules relating to the product Perindopril and fined the Company approximately €17.2 million. The Company paid approximately $21.7 million related to this matter during the fourth quarter of 2014. The decision was affirmed on appeal by the General Court of the EU and is now on appeal to the CJEU. The Company has received a notice from an organization representing health insurers in the Netherlands stating an intention to commence follow-on litigation and asserting monetary damages.
Citalopram
On June 19, 2013, the Commission issued a decision finding that the Company as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined the Company approximately €7.8 million, jointly and severally with Merck KGaA. The decision was affirmed on appeal by the General Court of the EU and is now on appeal to the CJEU. The U.K. applied and was granted permission to intervene in this proceeding. The Company has received notices from European NHS and health insurers stating an intention to commence follow-on litigation and asserting monetary damages. The NHS England and Wales has instituted litigation against all parties to the Commission’s decision, including the Company. This litigation has been stayed pending the CJEU’s decision.
The Company has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and the Company were held jointly and severally liable. Merck KGaA has counterclaimed against the Company seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment ordering the Company to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. The Company has appealed this decision. The proceedings have been stayed pending the CJEU appeal decision.
The Company has accrued approximately €7.4 million as of December 31, 2020 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, the Company received notice that the Office of Fair Trading (now the “CMA”) opened an investigation regarding possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that the Company, Merck KGaA, and other companies were liable for infringing EU and U.K. competition rules. With respect to Merck KGaA and the Company, the CMA issued a penalty of approximately £5.8 million, for which Merck KGaA is liable for the entire amount; and of that amount the Company is jointly and severally liable for approximately $2.7 million. The matter is currently on appeal to the CAT. In connection with the appeal, the CJEU ruled on certain questions of law referred to it by the CAT.
The Company has also received a notice from the NHS England and Wales stating an intention to commence follow-on litigation and asserting monetary damages.
The Company has accrued approximately £2.7 million and £10.1 million as of December 31, 2019 and December 31, 2020, respectively, related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Product Liability
Like other pharmaceutical companies, the Company is involved in a number of product liability lawsuits related to alleged personal injuries arising out of certain products manufactured/or distributed by the Company, including but not limited to those discussed below. Plaintiffs in these cases generally seek damages and other relief on various grounds for alleged personal injury and economic loss.
The Company has accrued approximately $90.5 million as of December 31, 2020 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning raniditine. The lawsuits against the Company in the MDLs include putative class actions seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in Canada and other countries. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The Company has not been named as a defendant in the amended master complaints, though it is still named in certain short form personal injury complaints. The end-payor plaintiffs in the ranitidine matter have filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit.

Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. The state court proceedings remain pending in various jurisdictions, including in California, Missouri, and New York. On January 27, 2021, the California Court granted Pfizer’s motion to exclude the opinions of plaintiffs’ only general causation expert in connection with his opinions involving the three lowest doses of Lipitor (10, 20 and 40 mg).
Viagra
Since April 2016, an MDL has been pending in the U.S. District Court for the Northern District of California~~,~~ in which plaintiffs allege that they developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Additional cases filed against Eli Lilly and Company (“Lilly”) with respect to Cialis have also been consolidated in the MDL. Plaintiffs seek compensatory and punitive damages. In January 2020, the District Court granted Pfizer’s and Lilly’s motion to exclude all of plaintiffs’ general causation opinions. As a result, in April 2020, the District Court entered summary judgment in favor of defendants and dismissed all of plaintiffs’ claims. In April 2020, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. The parties have reached a settlement in principle.
Dilantin
Since 2018, a number of individual and multi-plaintiff lawsuits have been filed against Pfizer and related entities in various federal and state courts, alleging that the plaintiffs developed cerebellar atrophy as a result of the ingestion of Dilantin. Plaintiffs seek compensatory and punitive damages. The cases are in various stages, from the initial pleading stage to discovery, and some at the bellwether case selection phase.

Intellectual Property
The Company is involved in a number of patent litigation lawsuits involving the validity and/or infringement of patents held by branded pharmaceutical manufacturers including but not limited to the matters described below. The Company uses its business judgment to decide to market and sell certain products, in each case based on its belief that the applicable patents are invalid and/or that its products do not infringe, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. The Company also faces challenges to its patents, including suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments, or other parties are seeking damages for allegedly causing delay of generic entry. An adverse decision in any of these matters could have an adverse effect that is material to our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The Company has accrued approximately $204.3 million as of December 31, 2020 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Insulin Glargine
On October 24, 2017, Sanofi and affiliated entities (collectively for the purposes of this section, “Sanofi”), sued Mylan GmbH and other Mylan entities in the U.S. District Court for the District of New Jersey asserting that Mylan GmbH’s new drug application for insulin glargine injection 100 Units/mL vials and prefilled injection pens (SEMGLEE® vial and pens) infringed 18 U.S. patents. 2 of the 18 patents covered the insulin glargine formulation. Both of these patents have been held invalid and all appeals have concluded. These two patents were the only patents asserted against the SEMGLEE® vial product.
The 16 other asserted patents relate to a pen injection device (“device patents”) and were asserted only against the SEMGLEE® pen injection device. Prior to trial, Sanofi dismissed 12 of those device patents from the case and granted the Company a covenant not to sue with respect to them. On June 17, 2019, following the District Court’s claim construction order, the District Court entered judgment of non-infringement with respect to the asserted claims of three of the four remaining device patents (U.S. Patent Numbers 8,603,044, 8,679,069, 8,992,486).
Only one device patent remained for trial (U.S. Patent Number 9,526,844). On March 9, 2020, the District Court issued an opinion after trial finding all asserted claims of the ‘844 patent not infringed and invalid for lack of written description. Sanofi’s appeal is pending.
On September 10, 2018, Mylan Pharmaceuticals Inc. (“MPI”) filed IPR petitions challenging five device patents (the ‘844, ‘044, ‘069, ‘486, and ‘008 patents). On April 2, 2020 and May 29, 2020, the PTAB issued final written decisions in the IPR proceedings finding all challenged claims unpatentable except for two claims of the ‘008 patent for which Sanofi granted the Company a covenant not to sue as described above. Sanofi’s appeal of all IPR decisions is pending.
On June 11, 2020, the FDA approved the SEMGLEE® vial and pen products, which MPI began selling on August 31, 2020.
Dimethyl Fumarate
On June 30, 2017, Biogen MA Inc. and Biogen International GmbH (collectively, “Biogen”) sued MPI in the U.S. District Court for the Northern District of West Virginia asserting that MPI’s abbreviated new drug application for dimethyl fumarate delayed-release capsules containing 120 mg and 240 mg of dimethyl fumarate (generic for Tecfidera®) infringed six U.S. patents that Biogen had listed in the Orange Book: 6,509,376, 7,320,999, 7,619,001, 7,803,840, 8,759,393, and 8,399,514. All patents except for the ‘514 expired during the litigation and were dismissed from the case.
After a trial involving only the ’514 patent on June 18, 2020, the District Court issued a judgment finding all claims of the ’514 patent invalid for lack of adequate written description. Biogen’s appeal is pending.

On July 13, 2018, MPI filed an IPR petition challenging the ’514 patent based only on obviousness. On February 5, 2020, the PTAB issued a final written decision finding the claims not obvious. MPI’s appeal is pending.
On August 17, 2020, the FDA approved MPI’s dimethyl fumarate delayed-release capsules, which MPI began selling on August 18, 2020.
Lyrica - United Kingdom
Beginning in 2014, Pfizer was involved in patent litigation in the English courts concerning the validity of its Lyrica pain use patent. In 2015, the High Court of Justice in London ordered that the NHS England issue guidance for prescribers and pharmacists directing the prescription and dispensing of Lyrica by brand when pregabalin was prescribed for the treatment of neuropathic pain and entered a preliminary injunction against certain Sandoz group companies preventing the sale of Sandoz’s full label pregabalin product. Pfizer undertook to compensate certain generic companies and NHS entities for losses caused by these orders, which remained in effect until patent expiration in July 2017. In November 2018, the U.K. Supreme Court ruled that all the relevant claims directed to neuropathic pain were invalid.
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, and Northern Ireland) filed their claims.
Lyrica - Canada
In June 2014, Pharmascience Inc. (“PMS”) commenced an action against Pfizer Canada Inc., Warner-Lambert Company and Warner-Lambert Company LLC (the Pfizer Canada Defendants) seeking damages in connection with an earlier unsuccessful patent litigation brought by the Pfizer Canada Defendants involving pregabalin. PMS claims lost profit damages from November 30, 2010, the date it received tentative regulatory approval for its pregabalin product, to February 13, 2013, the date Pfizer’s patent case against PMS was dismissed. A trial is scheduled for April 2021.
Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $14.8 million accrued related to these various other legal proceedings at December 31, 2020.

Viatris Inc.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in millions, except per share data)
Year Ended December 31, 2020

In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.

	Three-Month Period Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$2,619.2	$2,731.2	$2,972.1	$3,623.5
Gross profit	906.1	1,025.7	1,158.5	706.4
Net earnings (loss)	20.8	39.4	185.7	(915.8)
Earnings per share (1):
Basic	$0.04	$0.08	$0.36	$(1.07)
Diluted	$0.04	$0.08	$0.36	$(1.07)
Share prices (2):
High	$22.85	$18.78	$17.00	$18.74
Low	$13.26	$13.74	$14.21	$14.30
Year Ended December 31, 2019

	Three-Month Period Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues	$2,495.5	$2,851.5	$2,961.7	$3,191.8
Gross profit	805.2	932.6	1,072.4	1,087.4
Net (loss) earnings	(25.0)	(168.5)	189.8	20.5
Earnings per share (1):
Basic	$(0.05)	$(0.33)	$0.37	$0.04
Diluted	$(0.05)	$(0.33)	$0.37	$0.04
Share prices (2):
High	$32.10	$28.47	$22.53	$20.10
Low	$26.01	$16.80	$17.61	$17.01
____________
(1)The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of shares outstanding.
(2)Closing prices are as reported on NASDAQ and refer to Mylan for periods prior to November 16, 2020 and the Company thereafter.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
On November 16, 2020, the combination of Mylan N.V. and Pfizer's Upjohn Business was completed, with Mylan N.V. considered the accounting acquirer of the Upjohn Business. The Upjohn Business represented 7% of the Company’s consolidated total revenues for the year ended December 31, 2020, and assets (including intangible assets and goodwill) represented 48% of the Company’s consolidated total assets, as of December 31, 2020. Management did not include the Upjohn Business when conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting is on page 81, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 86, which is incorporated herein by reference.
ITEM 9B.Other Information
None.

PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
Certain information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Code of Ethics
The Viatris board of directors has adopted a Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller. The Viatris board of directors also has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees. The Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller and the Code of Business Conduct and Ethics are posted on Viatris’ website at http://www.viatris.com/en/About-Us/Corporate-Governance, and Viatris intends to post any amendments to and waivers from each of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Controller and the Code of Business Conduct and Ethics that are required to be disclosed on that website.
ITEM 11.Executive Compensation
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The additional information required by this Item will be provided in an amendment to this Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	18,785,521	$35.33	68,062,933
Equity compensation plans not approved by security holders	—	—	—
Total	18,785,521	$35.33	68,062,933
ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
ITEM 14.Principal Accounting Fees and Services
The information required by this Item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

PART IV
ITEM 15.Exhibits, Consolidated Financial Statement Schedules

1.Consolidated Financial Statements
The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2020	$72.8	16.9	77.3	(7.1)	$159.9
Year ended December 31, 2019	$98.2	14.2	—	(39.6)	$72.8
Year ended December 31, 2018	$75.3	32.3	0.2	(9.6)	$98.2
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$603.5	39.0	—	(198.9)	$443.6
Year ended December 31, 2019	$806.0	36.8	—	(239.3)	$603.5
Year ended December 31, 2018	$662.8	203.8	—	(60.6)	$806.0
____________
(1)In 2020, this amount includes opening balances of the Upjohn Business acquired in the period.

3.Exhibits

2.1(a)
Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V., included as Annex A to the Information Statement included as Exhibit 99.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on August 6, 2020, and incorporated herein by reference.^

2.1(b)
Amendment No. 1, dated as of May 29, 2020, to the Business Combination Agreement, dated as of July 29, 2019, by and among Pfizer Inc., Upjohn Inc., Utah Acquisition Sub Inc., Mylan N.V., Mylan I B.V. and Mylan II B.V., included as Annex B to the Information Statement included as Exhibit 99.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on August 6, 2020, and incorporated herein by reference.^

2.2(a)
Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., included as Annex C to the Information Statement included as Exhibit 99.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on August 6, 2020, and incorporated herein by reference.^

2.2(b)
Amendment No. 1, dated as of February 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., included as Annex D to the Information Statement included as Exhibit 99.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on August 6, 2020, and incorporated herein by reference.

2.2(c)	Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., included as Annex E to the Information Statement included as Exhibit 99.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on August 6, 2020, and incorporated herein by reference. ^

2.2(d)
Amendment No. 3, dated as of September 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^

2.2(e)
Amendment No. 4, dated as of November 15, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^

3.1(a)	Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 13, 2020, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 16, 2020, filed as Exhibit 3.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Viatris Inc., effective as of November 16, 2020.
4.1(a)	Indenture, dated December 21, 2012, between and among Mylan Inc., as issuer, the guarantors named therein, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 24, 2012, and incorporated herein by reference.
4.1(b)	First Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed as Exhibit 4.4 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed by Mylan N.V. as Exhibit 4.3(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
4.1(d)
Third Supplemental Indenture dated November 16, 2020, by and among Mylan Inc., Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V. and the Bank of New York Mellon, as trustee, to the Indenture dated December 21, 2012, by and between Mylan Inc. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.6 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.2(a)	Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on November 29, 2013, and incorporated herein by reference.
4.2(b)	First Supplemental Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on November 29, 2013, and incorporated herein by reference.
4.2(c)	Second Supplemental Indenture, dated February 27, 2015, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.
4.2(d)	Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed by Mylan N.V. as Exhibit 4.5(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
4.2(e)
Fourth Supplemental Indenture dated November 16, 2020, by and among Mylan Inc., Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V. and the Bank of New York Mellon, as trustee, to the Indenture dated November 29, 2013, by and between Mylan Inc. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.7 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.3(a)	Indenture, dated as of December 9, 2015, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on December 15, 2015, and incorporated herein by reference.
4.3(b)
First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the Bank of New York Mellon, as trustee, to the Indenture dated December 9, 2015, by and among Mylan N.V., Mylan Inc. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.3 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.4(a)	Indenture, dated as of June 9, 2016, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on June 15, 2016, and incorporated herein by reference.
4.4(b)
First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the Bank of New York Mellon, as trustee, to the Indenture dated June 9, 2016, by and among Mylan N.V., Mylan Inc. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.4 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.5(a)	Indenture, dated November 22, 2016, among Mylan N.V., as issuer, Mylan, Inc., as guarantor and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed by Mylan N.V. as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.
4.5(b)	First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, to the Indenture dated November 22, 2016, by and among Mylan N.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed as Exhibit 4.5 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
4.6(a)	Indenture, dated as of April 9, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on April 9, 2018, and incorporated herein by reference.
4.6(b)
First Supplemental Indenture dated November 16, 2020, by and among Mylan Inc., Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V. and the Bank of New York Mellon, as trustee, to the Indenture dated April 9, 2018, by and among Mylan Inc., Mylan N.V. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.8 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.7(a)	Indenture, dated as of May 23, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on May 23, 2018, and incorporated herein by reference.

4.7(b)
First Supplemental Indenture dated November 16, 2020, by and among Mylan Inc., Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, to the Indenture dated May 23, 2018, by and among Mylan Inc., Mylan N.V. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, filed as Exhibit 4.9 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.8(a)
Indenture, dated as of June 22, 2020, between Upjohn Inc., as issuer, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 26, 2020, and incorporated herein by reference.

4.8(b)
First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the Bank of New York Mellon, as trustee, to the Indenture dated June 22, 2020, by and among Viatris Inc. and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.9(a)
Indenture, dated as of June 23, 2020, among Upjohn Finance B.V., as issuer, Upjohn Inc., as guarantor, and Citibank, N.A., London Branch, as trustee, transfer agent, paying agent and registrar, filed as Exhibit 4.9 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 26, 2020, and incorporated herein by reference.

4.9(b)
First Supplemental Indenture dated November 16, 2020, by and among Upjohn Finance B.V., Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, to the Indenture dated June 23, 2020, by and among Upjohn Finance B.V., Viatris Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, filed as Exhibit 4.2 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

4.10	Description of Viatris Inc. Securities Registered Under Section 12 of the Exchange Act.
10.1(a)	Viatris Inc. 2020 Stock Incentive Plan, included as Exhibit 10.1 to Amendment No. 1 to Form 10 filed by Upjohn Inc. with the SEC on February 6, 2020, and incorporated herein by reference.*
10.1(b)	Form of Make-Whole Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan.*
10.1(c)	Form of Retention Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan.*
10.1(d)	Form of Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan for Michael Goettler and Sanjeev Narula.*
10.1(e)	Value Creation Incentive Award Performance-Based Restricted Stock Unit Award Agreement for Robert J. Coury under the Viatris Inc. 2020 Stock Incentive Plan, effective as of November 23, 2020.*
10.2	Letter Agreement entered into on February 6, 2020 by and between Pfizer Inc. and Sanjeev Narula.*
10.3	Letter Agreement entered into on June 25, 2019 by and between Pfizer Inc. and Sanjeev Narula.*
10.4	Letter Agreement entered into on June 26, 2019 by and between Pfizer Inc. and Michael Goettler.*
10.5	Letter Agreement entered into on July 29, 2019 by and between Pfizer Inc. and Michael Goettler.*
10.6	Severance Agreement entered into on December 3, 2020 by and between Viatris Inc. and Michael Goettler.*
10.7	Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Rajiv Malik.*
10.8	Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Anthony Mauro.*
10.9	Executive Employment Agreement, entered into on November 20, 2020, by and between Viatris Inc. and Robert J. Coury.*
10.10(a)	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. with the SEC on May 25, 2016, and incorporated herein by reference.*
10.10(b)	Amendment to Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. on May 25, 2016, and incorporated herein by reference.*
10.10(c)	Amendment to the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*

10.10(d)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*
10.10(e)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.10(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(l) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(g)	Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 23, 2017, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.10(h)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 23, 2017, filed by Mylan N.V. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.10(i)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 21, 2018, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.*
10.10(j)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted on or after February 21, 2018, filed by Mylan N.V. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.*

10.10(k)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(l)	Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(m)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(n)
Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.10(o)
Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.11	Mylan N.V. Severance Plan and Global Guidelines, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.12	Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.13(a)	Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.13(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.14(a)	Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(c)	Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.15(a)	Mylan 401(k) Restoration Plan, dated January 1, 2010, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.15(b)	Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.16(a)	Mylan Executive Income Deferral Plan, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.16(b)	Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.17	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.18	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.19
Executive Employment Agreement, entered into on April 15, 2020, by and between Mylan N.V., Mylan Inc. and Robert J. Coury, filed by Mylan N.V. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.20	Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed by Mylan N.V. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*
10.21	Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.22	Letter Agreement, dated June 3, 2016, among Mylan N.V., Mylan Inc., and Robert J. Coury, filed by Mylan N.V. as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*
10.23	Form of Waiver Letter with respect to Specified Award Agreements by and between Mylan N.V. and Rajiv Malik, February 23, 2017, filed by Mylan N.V. as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference. *
10.24	2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.19 to the Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.*
10.25	Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers.*
10.26	Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.27	Form of Indemnification Agreement between Mylan N.V. and directors, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.*
10.28
Revolving Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.29
Delayed Draw Term Loan Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and MUFG Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.30
Form of Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.31	Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.32	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.33	Registration Rights Agreement, dated as of June 22, 2020, by and between Upjohn Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Morgan Stanley and Co. LLC, and Mizuho Securities USA LLC, as representatives of the several initial purchasers of the U.S. Dollar Notes, filed as Exhibit 4.8 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 26, 2020, and incorporated herein by reference.

10.34(a)	Asset Purchase Agreement, dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed by Mylan N.V. as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.^
10.34(b)	Amendment No. 1, dated as of November 5, 2020, to the Asset Purchase Agreement dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited.^
10.35	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.36	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.37	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.38	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^

10.39	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.40	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.41	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.42	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
21	Subsidiaries of the registrant.
22	List of subsidiary guarantors and issuers of guaranteed securities.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2021.

Viatris Inc.

by	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2021.

Signature	Title

/s/ ROBERT J. COURY	Executive Chairman and Director
Robert J. Coury

/s/ MICHAEL GOETTLER	Chief Executive Officer and Director
Michael Goettler	(Principal Executive Officer)

/s/ SANJEEV NARULA	Chief Financial Officer
Sanjeev Narula	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Chief Accounting Officer and Corporate Controller
Paul B. Campbell	(Principal Accounting Officer)

/s/ W. DON CORNWELL	Director
W. Don Cornwell

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ HARRY A. KORMAN	Director
Harry A. Korman

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ RICHARD A. MARK	Director
Richard A. Mark

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ IAN READ	Director
Ian Read

/s/ PAULINE VAN DER MEER MOHR	Director
Pauline van der Meer Mohr