Form 10-K/A
period 2020-12-31
Viatris Inc
filed 2021-04-30
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
(Address of principal executive offices) (Zip Code)
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
Act
.

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
☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes
☐
    No
☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June
26
, 2020, the last business day of the registrant’s most recently completed second fiscal quarter:
No
established public trading market for the registrant’s common stock as of such date.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of April 26, 2021 was 1,208,643,411
.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed on March 1, 2021 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2020. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications and a corrected exhibit. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, the “Company,” “Viatris,” “our,” and “we” mean Viatris Inc. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Global Select Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States (“U.S.”).
On November 16, 2020, Viatris, formerly known as Upjohn Inc. (“Upjohn”), Mylan N.V. (“Mylan”) and Pfizer Inc. (“Pfizer”) consummated the combination of Mylan with Pfizer’s Upjohn business (the “Upjohn Business”) through a Reverse Morris Trust transaction. In accordance with the terms and conditions of the Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates (the “Business Combination Agreement”) and the Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time, (1) Pfizer contributed the Upjohn Business to Viatris so that the Upjohn Business was separated from the remainder of Pfizer’s businesses (the “Separation”), (2) following the Separation, Pfizer distributed, on a pro rata basis (based on the number of shares of Pfizer common stock held by holders of Pfizer common stock as of the record date of November 13, 2020 (the “Record Date”)), all of the shares of Viatris common stock held by Pfizer to Pfizer shareholders as of the Record Date (the “Distribution”), and (3) immediately following the Distribution, Viatris and Mylan engaged in a strategic business combination transaction (the “Combination”). As a result of the Combination, Viatris holds the combined Upjohn Business and Mylan business. In accordance with
ASC 805, Business Combinations
, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
Forward-Looking Statements
This Amendment contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	the integration of Mylan and the Upjohn Business or the implementation of the Company’s global restructuring program being more difficult, time consuming or costly than expected;

•
the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with the Combination or its global restructuring program within the expected timeframe or at all;

•	the possibility that the Company may be unable to successfully integrate Mylan and the Upjohn Business or implement its global restructuring program;

•	operational or financial difficulties or losses associated with the Company’s reliance on agreements with Pfizer in connection with the Combination, including with respect to transition services;

•	the possibility that the Company may be unable to achieve all intended benefits of its strategic initiatives;

•	the potential impact of public health outbreaks, epidemics and pandemics, including the ongoing challenges and uncertainties posed by the COVID-19 pandemic;

•	the Company’s failure to achieve expected or targeted future financial and operating performance and results;

•	actions and decisions of healthcare and pharmaceutical regulators;

•	changes in relevant laws and regulations, including but not limited to changes in tax, healthcare and pharmaceutical laws and regulations globally;

•	the ability to attract and retain key personnel;

•	the Company’s liquidity, capital resources and ability to obtain financing;

•	any regulatory, legal or other impediments to the Company’s ability to bring new products to market, including but not limited to “at-risk launches”;

•	success of clinical trials and the Company’s or its partners’ ability to execute on new product opportunities and develop, manufacture and commercialize products;

•
any changes in or difficulties with the Company’s manufacturing facilities, including with respect to inspections, remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;

•	the scope, timing and outcome of any ongoing legal proceedings, including government inquiries or investigations, and the impact of any such proceedings on the Company;

•	any significant breach of data security or data privacy or disruptions to our information technology systems;

•	risks associated with having significant operations globally;

•	the ability to protect intellectual property and preserve intellectual property rights;

•	changes in third-party relationships;

•
the effect of any changes in the Company’s or its partners’ customer and supplier relationships and customer purchasing patterns, including customer loss and business disruption being greater than expected following the Combination;

•	the impacts of competition, including decreases in sales or revenues as a result of the loss of market exclusivity for certain products;

•	changes in the economic and financial conditions of the Company or its partners;

•	uncertainties regarding future demand, pricing and reimbursement for the Company’s products;

•	uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions and global exchange rates; and

•
inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A of the Original Filing and our other filings with the SEC.
You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Amendment and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Amendment other than as required by law.
Non-GAAP Financial Measures
This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including adjusted EBITDA, are presented in order to supplement investors’ and other readers’ understanding and assessment of Viatris’ financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using these adjusted metrics, along with other performance metrics. Beginning in 2021, management’s incentive compensation will be derived, in part, based on non-GAAP financial measures. Non-GAAP financial measures set forth in this Amendment also include adjusted EBITDA, ROIC (as defined herein) and Adjusted FCF/Credit Agreement Debt (as defined herein), each of which was a performance metric used in Mylan’s 2020 long-term and annual incentive compensation program as discussed herein. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

VIATRIS INC.
INDEX TO FORM 10-K/A
For the Year Ended December 31, 2020

PART III

ITEM	10. Directors, Executive Officers and Corporate Governance
Executive Officers

The following table sets forth the names, ages, and positions of Viatris’ executive officers as of April 30, 2021:

Robert J. Coury	60	Executive Chairman
Michael Goettler	53	Chief Executive Officer (principal executive officer)
Rajiv Malik	60	President
Sanjeev Narula	60	Chief Financial Officer (principal financial officer)
Paul Campbell	54	Chief Accounting Officer and Corporate Controller (principal accounting officer)
Brian Roman	51	Global General Counsel
Andrew Cuneo	45	President, Japan, Australia and New Zealand (“JANZ”)
Anthony Mauro	48	President, Developed Markets
Xiangyang (Sean) Ni	52	President, Greater China
Menassie Taddese	51	President, Emerging Markets
Executive Chairman
. Mr. Coury has served as Viatris’ Executive Chairman since the closing of the Combination on November 16, 2020. Mr. Coury leads the Viatris Board of Directors (the “Board” or “Viatris Board”), oversees the strategic direction of the Company with the Board and in collaboration with executive management, and advises the management team as they execute on the Company’s strategy to drive value creation, while also ensuring robust board engagement with shareholders and other key stakeholders, among other responsibilities. Additional details regarding Mr. Coury’s background and experience can be found under the heading “Board of Directors” on page 4.
Chief Executive Officer
. Mr. Goettler has served as Viatris’ Chief Executive Officer (“CEO”) since the closing of the Combination on November 16, 2020. His responsibilities include leading the overall performance of the Company and executing on the strategies developed in collaboration with the Executive Chairman and the Board, including the strategy to launch Viatris’ Global Healthcare Gateway
®
, among other responsibilities. Additional details regarding Mr. Goettler’s background and experience can be found under the heading “Board of Directors” on page 6.
President
. Mr. Malik has served as Viatris’ President since the closing of the Combination on November 16, 2020. His responsibilities include the day-to-day operations of the Company, overseeing the Company’s commercial business units, the Medical, Information Technology and Quality functions, and Research and Development (“R&D”) and Operations. Additional details regarding Mr. Malik’s background and experience can be found under the heading “Board of Directors” on page 8.
Messrs. Coury, Goettler, and Malik are also members of the Viatris Board.
Chief Financial Officer
. Mr. Narula has served as Viatris’ Chief Financial Officer since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the global Finance Department, which includes corporate controllership, financial planning and analysis, internal audit, and tax functions, among others. Prior to the Combination, Mr. Narula served as Chief Financial Officer of Pfizer’s Upjohn division beginning in January 2019, with responsibility for oversight of finance, procurement and business technology for all functions of the business. From January 2014 to January 2019, Mr. Narula served as Vice

President, Finance for Pfizer’s Essential Health Business, with responsibility for finance, business development, financial planning and analysis, and the operating plan process and forecasting. Mr. Narula also held several other financial leadership positions during his 16 years at Pfizer and Upjohn, including as the finance lead for the Primary Care Business Unit. Prior to joining Pfizer, Mr. Narula held financial and operational leadership roles at American Express and Xerox.
Chief Accounting Officer and Corporate Controller
. Mr. Campbell has served as Viatris’ Chief Accounting Officer and Corporate Controller since the closing of the Combination on November 16, 2020. He is responsible for oversight of the day-to-day operations of the accounting and finance functions of the Company, including planning, implementing, and managing the Company’s finance and accounting activities. Prior to the closing of the Combination, Mr. Campbell was Mylan’s Chief Accounting Officer, Senior Vice President and Controller. Before his appointment as Chief Accounting Officer in November 2015, Mr. Campbell served as Mylan’s Senior Vice President and Controller beginning in May 2015, with responsibility for overseeing the company’s accounting and financial operations and reporting, and he previously held roles of increasing responsibility at Mylan since 2002.
Global General Counsel
. Mr. Roman has served as Viatris’ Global General Counsel since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the Company’s global legal organization, including securities, global contracts, labor and employment, global regulatory, business development, litigation, and intellectual property, among other areas. From July 2017 until the closing of the Combination, Mr. Roman was Mylan’s Global General Counsel, with similar responsibilities. Prior to 2017, Mr. Roman served as Mylan’s Chief Administrative Officer from January 2016 until June 2017, with responsibility for oversight of the Human Relations, Compliance, Facilities, Security, Information Security, and Privacy functions. He served as Mylan’s Senior Vice President and Chief Compliance Officer from April 2010 until December 2015 and Vice President and General Counsel, North America from October 2005 until April 2010.
President, Japan, Australia, and New Zealand (JANZ)
. Mr. Cuneo has served as President, JANZ since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the day-to-day operations in the region. From April 2017 until the closing of the Combination, Mr. Cuneo was Mylan’s President—Rest of World, with responsibility for executing on commercial objectives in more than 120 countries, including developed and emerging markets. Mr. Cuneo joined Mylan in February 2009 and served as Head of Global Business Development until April 2017. Previously, Mr. Cuneo served as Director of Merrill Lynch’s Global Healthcare Investment Banking Group.
President, Developed Markets
. Mr. Mauro has served as President, Developed Markets since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the commercial functions in the more than 35 countries in North America and Europe, including sales and marketing strategies in those regions. From January 2016 until the closing of the Combination, Mr. Mauro served as Chief Commercial Officer of Mylan, with responsibility for overseeing Mylan’s commercial businesses around the world. Prior to 2016, Mr. Mauro served as Mylan’s President, North America beginning January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. Mr. Mauro previously served as Chief Operating Officer of Mylan Pharmaceuticals ULC in Canada, Vice President of North America Strategic Development, and Vice President of North America Sales.
President, Greater China
. Mr. Ni has served as President, Greater China since the closing of the Combination on November 16, 2020. His responsibilities include oversight of day-to-day operations in the region and overseeing the development and execution of the Company’s strategy in Greater China. From March 2019 until the closing of the Combination, Mr. Ni served as Senior Vice President of Global Strategy,

Business Development, and Commercial Development at Pfizer’s Upjohn division, with responsibility for corporate strategy, business development, global marketing, pricing and channel management, commercial operations, and commercial excellence. He was Head of Established Brands, Global Product and Portfolio Strategy with Pfizer’s Upjohn division from July 2017 until February 2019, with responsibility for the global established brands portfolio based in the U.S. Prior to that, he was Vice President of Alliances and Business Development for AstraZeneca China from April 2014 until July 2017 and Executive Director, Strategic Planning and Business Development from February 2013 to April 2014.
President, Emerging Markets
. Mr. Taddese has served as President, Emerging Markets since the closing of the Combination on November 16, 2020. His responsibilities include oversight of day-to-day operations in the segment, including leading the segment’s commercial team and establishing and executing on the Company’s strategy. From October 2018 until the closing of the Combination, Mr. Taddese served as Regional President, Emerging Markets at Pfizer’s Upjohn division, with commercial responsibility for the Upjohn Business across the segment. From December 2017 until October 2018, Mr. Taddese served as Regional President for Pfizer’s Essential Health business in Africa and the Middle East, with responsibility for Pfizer’s established portfolio business throughout the region. Prior to that role, he served as Regional Lead and General Manager from January 2016 until November 2017, with responsibility for Pfizer’s Innovative Health Business in Africa and the Middle East. Previously, Mr. Taddese held a number of senior roles at Pfizer, including Vice President, Chief Financial Officer, GIP North America from January 2014 until December 2015, and Vice President and Chief Financial Officer, US Primary Care from April 2011 to December 2013.
Pursuant to Viatris Inc.’s Amended and Restated Bylaws (“Bylaws”), officers hold office until their successors are chosen and qualify in their stead or until their earlier death, resignation or removal.
Board of Directors

Viatris’ Board currently consists of 13 directors.

Name	Age (1)	Other Positions with Viatris and Principal Occupation
W. Don Cornwell	73	Retired Chairman & Chief Executive Officer, Granite Broadcasting Corporation

Robert J. Coury	60	Executive Chairman, Viatris

JoEllen Lyons Dillon	57	Retired Executive Vice President, Chief Legal Officer and Corporate Secretary, The ExOne Company

Neil Dimick, C.P.A. (2)	71	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation

Michael Goettler	53	Chief Executive Officer, Viatris

Melina Higgins	53	Retired Partner and Managing Director, Goldman Sachs

James Kilts	73	Founding Partner, Centerview Capital

Harry A. Korman	63	Retired Chief Operating Officer, Mylan Inc.

Rajiv Malik	60	President, Viatris

Richard A. Mark, C.P.A.	67	Retired Partner, Deloitte & Touche LLP

Mark W. Parrish	65	Lead Independent Director and Vice Chairman, Viatris; Executive Chairman, TridentUSA Health Services

Ian Read	67	Operating Executive at The Carlyle Group; Retired Executive Chairman, Pfizer

Pauline van der Meer Mohr	61	Former President of the Executive Board at Erasmus University, Rotterdam

(1)	Ages as of April 30, 2021.

(2)	C.P.A. distinction is “inactive” status.
Each of the Directors has served on the Board since November 16, 2020, the closing date of the Combination. Additional background information for each Director is set forth immediately below.
Robert J. Coury
.
Robert J. Coury has served as Viatris’ Executive Chairman since the closing of the Combination on November 16, 2020. Mr. Coury leads the Viatris Board; oversees the strategic direction of the Company with the Board and in collaboration with executive management; advises the management team as they execute on the Company’s strategy to drive value creation and to otherwise unlock value; oversees management’s execution of the business strategies approved by the Board; oversees executive talent management; and ensures robust engagement with shareholders and other key stakeholders, among other responsibilities.
Mr. Coury most recently served as Executive Chairman of Mylan. During his tenure with Mylan, Mr. Coury’s strategic vision led to the creation of a strong foundation for Viatris. Under Mr. Coury’s leadership, Mylan grew from the third-largest generics pharmaceutical company in the United States to one of the largest pharmaceutical companies in the world, earning spots in both the S&P 500 and, prior to Mylan’s reincorporation outside of the United States in 2015, the Fortune 500.
Mr. Coury was first was elected to Mylan’s Board in February 2002, having served since 1995 as a strategic advisor to the company. He became the Vice Chairman shortly after his election and served as Chief Executive Officer from September 2002 until January 2012. He then served as Executive Chairman from 2012 until he became non-executive Chairman in June 2016. As Executive Chairman between 2012 and 2016, Mr. Coury’s primary responsibilities were similar to those noted above. As non-executive Chairman, Mr. Coury continued to provide the overall strategic leadership for Mylan and was directly involved in shareholder engagement and material transactions involving Mylan, as well as in other matters considered significant by Mylan’s Board. The Mylan Board reappointed Mr. Coury as Executive Chairman in April 2020. In that role, Mr. Coury’s responsibilities were similar to his current responsibilities, and he provided leadership and strategic direction in navigating the unique challenges posed to Mylan and the pharmaceutical industry by the
COVID-19
pandemic and oversight of work related to the Combination.
Mr. Coury is the founder and president of the Robert J. Coury Family Foundation, which is a private foundation formed to help support his philanthropic efforts and his mission of giving back. He has served as a member of the University of Southern California President’s Leadership Council since 2014.
Mr. Coury’s qualifications to serve on the Viatris Board include, among others, his unique strategic vision, leadership, extensive knowledge of the industry and the Company and its management and businesses around the world, demonstrated outstanding business acumen, proven ability to proactively anticipate and respond to opportunities and challenges, and strong business judgment.
W. Don Cornwell
.
W. Don Cornwell has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Cornwell also has served on the board of directors of American International Group, Inc. (NYSE: AIG) since 2011, and chairs that company’s Compensation and Management Resources Committee and serves on its Nominating and Corporate Governance Committee. He has also been a member of the board of directors of Natura & Co Holding S.A. (NYSE: NTCO) since January 2020 and was a Director of Avon Products, Inc. from 2002 until its acquisition by Natura in 2020. Mr. Cornwell served on the Pfizer (NYSE: PFE) board of directors from 1997 until the closing of the Combination, where he most recently chaired the Regulatory and Compliance Committee and was a member of the Governance and Sustainability

Committee. Mr. Cornwell served as Chairman and Chief Executive Officer of Granite Broadcasting Corporation from 1988 until his retirement in August 2009 and served as Vice Chair until December 2009. Mr. Cornwell also serves on the board of trustees of Big Brothers Big Sisters of New York City and is a Director of Blue Meridian Partners, a partnership of philanthropists that invests in strategies to impact social problems confronting young people and families in poverty.
Mr. Cornwell’s qualifications to serve on the Viatris Board include, among others, his experience and expertise as a Chief Executive Officer and regarding corporate governance, finance, information security, public company management and strategy, human capital management and executive compensation, the healthcare industry, and international business transactions.
JoEllen Lyons Dillon
.
Ms. Dillon has served on the Viatris Board since the closing of the Combination on November 16, 2020. Ms. Dillon served as a Director of Mylan from 2014 until the closing of the Combination, most recently chairing the Compensation and Governance and Nominating Committees, and serving as a member of the Audit, Compliance and Executive Committees. She served from March 2013 to August 2017 as an executive officer of The ExOne Company (“ExOne”) (NASDAQ: XONE), an emerging growth company and global provider of three-dimensional printing machines and services. She was promoted to Executive Vice President in December 2014, adding to her original duties as Chief Legal Officer and Corporate Secretary. She held responsibilities for, among other things, capital markets development, corporate strategic planning, human resources, global compliance, investor relations, and international business development within Europe and Asia. Previously, Ms. Dillon had an almost 25-year legal career in corporate mergers and acquisitions and securities, where she represented both public and private companies in a variety of complex matters. She was a Partner with Reed Smith LLP, a law firm, from 2002 until 2011. She previously had been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a Partner in 1997. Ms. Dillon serves as a member of the board of trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and served as Chair and Audit Committee chair.
Ms. Dillon’s qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding legal and regulatory matters, financial matters, compliance, corporate governance, executive and director compensation, public company management and international business and strategy.
Neil Dimick, C.P.A
.
*
Mr. Dimick has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Dimick has served on the board of directors of Resources Connection, Inc. (NASDAQ: RECN) since November 2003, and chairs its Audit Committee and serves on its Compensation Committee. Mr. Dimick previously served as a Director of Mylan from 2005 until the closing of the Combination, most recently chairing the Audit Committee and serving as a member of the Executive, Finance, and Risk Oversight Committees. Mr. Dimick served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was Senior Executive Vice President and Chief Financial Officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that, Mr. Dimick was a Partner with Deloitte & Touche LLP (“Deloitte”) for eight years. Mr. Dimick also served on the boards of directors of WebMD Health Corp. from 2005 to September 2017; Alliance HealthCare Services, Inc. from 2002 to August 2017; and Thoratec Corporation from 2003 to October 2015.
Mr. Dimick’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding accounting, finance, the healthcare industry, international business, information security, corporate governance, public company management, oversight and strategy, and international business transactions.

*	C.P.A. distinction is “inactive” status.

Michael Goettler
.
Mr. Goettler has served as Viatris’ CEO and on the Viatris Board since the closing of the Combination on November 16, 2020. His responsibilities include leading the overall performance of the Company and executing on the strategies developed in collaboration with the Executive Chairman and the Board, including the strategy to launch Viatris’ Global Healthcare Gateway
®
, among other responsibilities.
From January 2019 until the closing of the Combination, Mr. Goettler was the Group President of Pfizer’s Upjohn division, where his responsibilities included leading the division’s performance and strategy, including commercial, R&D, operations and enabling functions. From July 2018 until December 2018, Mr. Goettler served as Executive Vice President, Established Products Division, which subsequently became Upjohn. Mr. Goettler also served as Global President of Pfizer Inflammation & Immunology from January 2018 until June 2018; Global President of Pfizer’s Rare Disease Business from January 2016 until December 2017; Global Commercial Officer, Senior Vice President for Pfizer’s Global Innovative Pharma Business from January 2014 until December 2015; and Regional President, Europe for Pfizer Specialty Care and Chair of the European Management Team from June 2012 until December 2013.
From 2015 until 2020, Mr. Goettler served on the board of directors of Population Services International, a global organization dedicated to improving the health of people in the developing world. Since 2019, Mr. Goettler has been a member of the Tsinghua School of Pharmacy Advisory Board.
Mr. Goettler’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding the healthcare industry, international business, corporate governance, oversight and strategy, and international business transactions and markets.
Melina Higgins
.
Ms. Higgins has served on the Viatris Board since the closing of the Combination on November 16, 2020. Ms. Higgins has been a member of the board of directors of Genworth Financial Inc. (NYSE: GNW), an insurance company, since September 2013, and serves on its Management Development & Compensation and Nominating & Corporate Governance Committees. In March 2021, Ms. Higgins joined the board of NextGen Acquisition Corp. II (NASDAQ: NGCAU), a special purpose acquisition company, chairing its Nominating and Corporate Governance Committee and serving on its Audit and Compensation Committees. In January 2016, Ms. Higgins became non-executive Chair of the board of directors of Antares Midco Inc., a private company that provides financing solutions for middle market, private equity-backed transactions. Ms. Higgins served as a Director of Mylan from 2013 to the closing of the Combination, most recently chairing the Finance Committee and serving on the Audit, Compensation, and Executive Committees. She previously held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS), a global investment banking, securities and investment management firm, including Partner and Managing Director, from 1989 to 1992 and 1994 to 2010. Ms. Higgins served as a member of Goldman’s Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments. She also served as Head of the Americas for Private Debt and as co-Chairperson of the Investment Advisory Committee for GS Mezzanine Partners funds, which managed over $30 billion of assets. Ms. Higgins is a member of the women’s leadership board of Harvard University’s John F. Kennedy School of Government.
Ms. Higgins’ qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding finance, capital markets, international business and strategy, director and executive compensation, international business transactions, corporate governance, and risk oversight and compliance.

James Kilts
.
Mr. Kilts has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Kilts is a founding Partner of Centerview Capital, a private equity firm, and has served as non-executive Chairman of Advantage Solutions Inc. (NASDAQ: ADV) since October 2020 following that company’s combination with Conyers Park II Acquisition Corp., where he served as Executive Chairman from May 2019. He has served as Chairman of The Simply Good Foods Company (NASDAQ: SMPL) since 2017, and serves on that company’s Nominating and Corporate Governance Committee. Since 2016, Mr. Kilts has served as a Director of Unifi Inc. (NYSE: UFI) and currently serves on that company’s Compensation Committee. Previously, Mr. Kilts served on the board of directors of Pfizer from 2007 until the closing of the Combination, where he most recently served on the Compensation Committee; MetLife, Inc. (NYSE: MET) from 2005 until June 2020, where he most recently chaired the Compensation Committee and was a member of the Governance and Corporate Responsibility Committee; The Procter & Gamble Company (NYSE: PG) from 2005 to 2006; as Chairman of Conyers Park Acquisition Corporation from its formation in April 2016 until its merger with The Simply Good Foods Company in July 2017; as a non-executive Director of Nielsen Holdings plc (NYSE: NLSN) from 2006 until 2017, Chairman of Nielsen Holdings from 2011 until 2013, and Chairman of Nielsen Company B.V. from 2009 until 2014; and as a Director of MeadWestvaco Corporation from 2006 until 2014. Mr. Kilts also served as Chairman and Chief Executive Officer of The Gillette Company from 2001 to 2005 and President from 2003 to 2005, and as President and Chief Executive Officer of Nabisco Group Holdings Corporation from 1998 until its acquisition in 2000. Mr. Kilts also serves as a Director of Ole Smoky Distillery LLC, a craft spirits company; as a Life Trustee of Knox College; on the board of trustees of the University of Chicago; and as a life member of the Advisory Council of the University of Chicago Booth School of Business. Mr. Kilts also served as Chairman of Big Heart Pet Brands from 2011 until 2015.
Mr. Kilts’ qualifications to serve on the Viatris Board include, among others, his experience and expertise as a Chief Executive Officer and regarding corporate governance, finance, public company oversight, human resources, human capital management, director and executive compensation, international business, and risk management and oversight.
Harry A. Korman
.
Mr. Korman has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Korman served as a director of Mylan from 2018 until the closing of the Combination, most recently chairing the Risk Oversight Committee and serving as a member of the Compliance, Governance and Nominating, and Science and Technology Committees. Previously, Mr. Korman held senior executive roles of increasing responsibility at Mylan Inc. and its subsidiaries from 1996 until July 2014. He served as Mylan Inc.’s global Chief Operating Officer from January 2012 until July 2014, after which he served in a consultant role with Mylan Inc. for one year. Prior to his service as Chief Operating Officer, he was the President, North America of Mylan Inc. commencing in October 2007. Mr. Korman also served as President of Mylan Pharmaceuticals Inc. from February 2005 to December 2009. He joined Mylan in 1996 after the company’s acquisition of UDL Laboratories, Inc. (n/k/a Mylan Institutional Inc.), and served as its President, among other prior responsibilities. Mr. Korman has served as a past Director and Vice Chairman of the Generic Pharmaceutical Association, now known as the Association for Accessible Medicines. He also previously served as a Director and Vice Chairman of the HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues.
Mr. Korman’s qualifications to serve on the Viatris Board include, among others, his extensive industry experience, his knowledge of healthcare systems and the U.S. and global commercial markets, and his experience and expertise in the areas of global strategy, information security, risk oversight, sales and marketing, commercial operations, supply chain, and business development.

Rajiv Malik
.
Mr. Malik has served as Viatris’ President and on the Viatris Board since the closing of the Combination on November 16, 2020. His responsibilities include the day-to-day operations of the Company, overseeing the Company’s commercial business units, the Commercial Development, Medical, Information Technology and Quality functions, as well as R&D and Operations.
Previously, Mr. Malik served as President of Mylan from January 2012 until the closing of the Combination. His responsibilities with Mylan included leading the company’s global commercial, scientific, operational, information technology and business development activities in more than 165 countries and territories. In addition, he oversaw the operations that managed a portfolio of more than 7,500 products, a pipeline of approximately 1,200 products and more than 40 manufacturing facilities around the world. He also served on the Mylan Board from 2012 until the closing of the Combination. Mr. Malik also held various senior roles at Mylan, including Executive Vice President and Chief Operating Officer from July 2009 to December 2012, and head of Global Technical Operations from January 2007 to July 2009. Prior to joining Mylan in January 2007, Mr. Malik served as Chief Executive Officer of Matrix Laboratories Limited (now Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as Head of Global Development and Registrations for Sandoz GmbH from September 2003 to July 2005, and as Head of Global Regulatory Affairs and Head of Pharma Research for Ranbaxy from October 1999 to September 2003.
Mr. Malik’s qualifications to serve on Viatris’ Board include, among others, his knowledge and experience regarding Viatris’ businesses, markets and strategies, as well as its global research, supply chain, manufacturing, and commercial platforms; his knowledge and experience regarding issues, risks and opportunities in the global healthcare industry; and his experience and expertise regarding R&D, manufacturing, and quality, human capital management, global regulatory matters, public company management and leadership, and international business transactions and integration.
Richard A. Mark, C.P.A.
Mr. Mark has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Mark currently serves on the board of directors of Goldman Sachs BDC, Inc. (“GSBDC”), chairing its Audit Committee and serving on its Compliance, Compensation, Contract Review, and Governance and Nominating Committees. He previously served on the board of directors of Mylan from 2019 until the closing of the Combination, most recently serving on the Audit and Finance Committees. Previously, Mr. Mark served on the board of directors of Goldman Sachs Middle Market Lending Corp. prior to its merger with GSBDC in October 2020, most recently chairing its Audit Committee and serving on its Compliance, Governance and Nominating, and Contract Review Committees. Mr. Mark also was a Partner with Deloitte from June 2002 to May 2015, most recently leading the advisory corporate development function. Prior to joining Deloitte, Mr. Mark held various positions with Arthur Andersen & Co., including Audit Partner. Mr. Mark also served from July 2015 until August 2016 as Chairman of the board of directors and as a member of the Audit Committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. He also served on the board of directors of Cadence Health from 1993 until its acquisition by Northwestern Memorial Healthcare (“Northwestern”) in September 2014. Following the acquisition of Cadence Health, Mr. Mark was a Director of Northwestern from September 2014 to August 2015, serving on its Executive and Nominating and Governance committees. Mr. Mark currently serves as a Director of Almost Home Kids, a not-for-profit corporation affiliated with Lurie Children’s Hospital of Chicago, which provides transitional care to children with complicated health needs, training for their families, and respite care.
Mr. Mark’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding accounting and finance, the healthcare industry, information security, global business, corporate governance, public company management, risk oversight and strategy, and international M&A.

Mark W. Parrish
.
Mr. Parrish has served as the Lead Independent Director and Vice Chairman of the Viatris Board since the closing of the Combination on November 16, 2020. He served as Chief Executive Officer of TridentUSA Health Services (“TridentUSA”), a provider of mobile X-ray and laboratory services to the long-term care industry, from 2008 to August 2018, and as Executive Chairman from 2008 to 2013. Since August 2018, he has served as Executive Chairman of TridentUSA. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy in September 2019. Since January 2013, Mr. Parrish has served on the board of directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology, and serves on its Audit and Compensation committees; and since May 2019, he has served on the board of directors, and is the Chairman of the Audit Committee, of Comprehensive Pharmacy Services, a private company that specializes in the outsourcing of hospital pharmacies. He served on the board of directors of Mylan from 2009 until the closing of the Combination, most recently serving as Lead Independent Director and Vice Chairman and as Chair of the Compliance Committee and member of the Audit, Executive, Governance and Nominating, and Risk Oversight Committees; Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, from 2013 until June 2019; and Golden State Medical Supply, a private company that specializes in meeting unique labeling and sizing needs and pharmaceutical packaging, serialization and distribution, from May 2014 until August 2019, when it was acquired by Court Square. From 1993 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) (“Cardinal”) and its affiliates, including Chief Executive Officer of healthcare supply chain services, from 2006 to 2007. Mr. Parrish serves as president of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and as senior adviser to Frazier Healthcare Ventures, a healthcare-oriented growth equity firm.
Mr. Parrish’s qualifications to serve on the Viatris Board include, among others, his experience and expertise as a Chief Executive Officer and regarding issues, risks and opportunities in the global healthcare industry, compliance, corporate governance, information security, risk management oversight, supply chain, the healthcare industry and technology, human capital management, public company management and strategy, and international business transactions.
Ian Read
.
Mr. Read has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Read also has served as Operating Executive of The Carlyle Group’s (NASDAQ: CG) Global Healthcare Group since January 2020, where he advises on growth strategies, leadership, talent development, effective operations, and risk management. Mr. Read has served as Lead Independent Director of Kimberly-Clark Corporation’s board of directors since March 2008 and currently serves on that company’s Management Development & Compensation and Nominating and Corporate Governance Committees. Mr. Read has also served as Chairman of DXC Technology (NYSE: DXC) since February 2020 and is the co-founder of Population Health Investment Co. Inc. (NASDAQ: PHIC), serving as that company’s Executive Chairman since November 2020. In September 2020, Mr. Read joined the supervisory board of avateramedical N.V., a private financial holding company that focuses on investments in and start-ups of medical technology companies. He also serves as an advisory board member of Tennor Holding B.V., avateramedical’s largest shareholder. Mr. Read previously held several positions at Pfizer between 1978 and 2019, including Executive Chairman from January 2019 until December 2019 and Chief Executive Officer from December 2010 until December 2018. He served as Chairman of Pfizer’s board of directors from December 2011 to December 2018.
Mr. Read’s qualifications to serve on the Viatris Board include, among others, his experience and expertise as a Chief Executive Officer and regarding issues, risks and opportunities in the global healthcare industry, finance, human capital management, global business, corporate governance, public company management, risk management and oversight and strategy, and international M&A.
Pauline van der Meer Mohr
.
Ms. van der Meer Mohr has served on the Viatris Board since the closing of the Combination on November 16, 2020. Ms. van der Meer Mohr is currently a director of HSBC Holdings plc (LON: HSBA), chairing that company’s Group Remuneration Committee and serving as a member of its Group Audit Committee, Group Risk Committee, and the Nomination & Corporate Governance Committee. She also is a member of the supervisory boards of Royal DSM N.V. (AMS: DSM), currently serving as Deputy Chair, chairing its Remuneration Committee and serving on its Nomination Committee, and EY Netherlands LLP, currently serving as Chair. Ms. van der Meer Mohr also serves as the Chair of the Dutch Corporate Governance Code Monitoring Committee and as Chair of the Appointment Advisory Committee for the President of the Supreme Court of the Netherlands, and she is a member of the Capital Markets Committee of the Dutch Authority for Financial Markets. Previously, Ms. van der Meer Mohr served on the board of directors of Mylan from 2018 until the closing of the Combination, where she most recently served on the Compensation and Risk Oversight Committees. She also served on the supervisory board of ASML Holding N.V. (NASDAQ and AMS: ASML) from 2009 until April 2018, and as President of the executive board of Erasmus University in Rotterdam from 2010 to 2016. Ms. van der Meer Mohr began her career in the legal profession and previously held several legal and management positions at Royal Dutch Shell Group from 1989 to 2004. In 2004, she was appointed Group Human Resources Director at TNT N.V., now known as PostNL (AMS: PNL), before becoming Senior Executive Vice President and Head of Group Human Resources at ABN AMRO NV in 2006. She served as a member of the Dutch Banking Code Monitoring Commission in the Netherlands from 2010 to 2013, and began her own human capital consulting firm in 2008.
Ms. Van der Meer Mohr’s qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding corporate governance, finance, information security, public company oversight, legal and regulatory matters, human resources, human capital management, director and executive compensation, risk management and oversight, and corporate social responsibility (“CSR”).
Viatris’ Board Structure
As set forth in the Bylaws, the Company has a majority vote standard for director elections in the event of an uncontested election and a plurality standard in the event of a contested election. The Bylaws also provide that if a nominee for director who is an incumbent is not elected and no successor has been elected at such meeting, the director shall promptly tender his or her irrevocable resignation to the Board, such resignation to be effective upon acceptance by the Board.
In connection with the Combination, Mylan and Pfizer agreed that the Viatris Board would be classified for three years with respect to the time for which directors hold office (designated as Class I, Class II and Class III). The first term of office of the Class I directors expires as of the date of the 2021 annual meeting of stockholders; the first term of office of the Class II directors expires as of the date of the 2022 annual meeting of stockholders; and the first term of office of the Class III directors expires as of the date of the 2023 annual meeting of stockholders. At the 2021 annual meeting of stockholders, the Class I directors shall be submitted for election for a term of office to expire at the 2023 annual meeting of stockholders; and at the 2022 annual meeting of stockholders, the Class II directors shall be submitted for election for a term of office to expire at the 2023 annual meeting of stockholders. Commencing with the 2023 annual meeting of stockholders and at all subsequent annual meetings of stockholders, all directors will be submitted for election at each annual meeting of stockholders. Neil Dimick, Michael Goettler, Ian Read, and Pauline van der Meer Mohr are in Class I; W. Don Cornwell, Harry A. Korman, Rajiv Malik, and Richard A. Mark are in

Class II; and Robert J. Coury, JoEllen Lyons Dillon, Melina Higgins, James Kilts, and Mark W. Parrish are in Class III.
Viatris operates in a complex and rapidly changing environment that involves global scientific, manufacturing, supply chain, regulatory, and commercial platforms; and diverse and often differing regulations, healthcare systems, and governmental and regulatory scrutiny, among numerous other complexities impacting our business and performance. The members of the Board collectively have expertise in developing and overseeing strategies in the context of this complex environment, as well as a deep understanding of the management team and culture of the Company, our global platforms, the healthcare systems in which we operate, and the opportunities and challenges facing the Company around the world. Our Board members have experience with branded and generic pharmaceuticals businesses; corporate governance, compliance, and enterprise risk management; corporate social responsibility; complex international M&A; financing; human capital management; commercial and operational management; director and executive compensation; commercial and operational management; R&D; pharmaceutical manufacturing and quality; the regulatory environments in which we operate around the world; and business integration, among many other areas. We are confident that the collective experience and expertise of our Directors enables the Board to effectively guide and oversee the management team.
Mr. Coury serves as Executive Chairman of the Company. Mr. Coury’s primary responsibilities include overall leadership and strategic direction of the Company, and leadership and coordination of activities of the Board, among others. See also page 4.
Mr. Parrish is the Lead Independent Director and Vice Chairman of the Board. The responsibilities of the Lead Independent Director include calling and presiding over executive sessions of the independent Directors, consulting with the Executive Chairman regarding Board meeting schedules, agendas, and information sent to the Board and separately approving those items, and serving as a liaison between the Executive Chairman and independent Directors. The Executive Chairman and the Lead Independent Director serve as point persons for shareholders wishing to communicate to the Board.
Considering the opportunities and challenges facing the Company, the Board has determined that its current leadership structure — Mr. Coury as Executive Chairman, Mr. Parrish as Lead Independent Director and Vice Chairman, Mr. Goettler as CEO, Mr. Malik as President, and a strong, independent majority of Directors with collective experience overseeing each of Mylan and Upjohn — enables it to best oversee and empower the management team and is optimal for Viatris and its shareholders and other stakeholders.
Among the factors that support the Board’s confidence that its current structure and governance practices enable it to provide highly effective oversight and direction are:

•	9 out of 13 Directors are independent;

•	The Board operates pursuant to robust Corporate Governance Principles, which are reviewed by the Governance and Nominating Committee at least annually;

•	Our Executive Chairman possesses deep knowledge of our management, business, and the healthcare industry, and he fosters a culture of robust Board engagement, interaction, and oversight;

•
The Board has a strong Lead Independent Director, who is also Vice Chairman, with key areas of expertise and experience (including, among others, public company management, corporate governance, corporate compliance, information security, risk management oversight, and the healthcare industry) that help enhance the Board’s oversight of management and the Company;

•
The members of the Board have experience overseeing Mylan and Upjohn, which will help support the ongoing integration of the two businesses and provides the Board with a strong understanding of the opportunities and challenges facing the combined company;

•
The Audit, Compensation, Finance, Governance and Nominating, and Risk Oversight Committees are composed entirely of independent Directors (as defined in the applicable NASDAQ listing rules and applicable SEC rules);

•
Board approval of any appointment of members to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include at least a majority of the independent Directors;

•	All Board committees operate pursuant to robust written charters and will conduct annual self-assessments;

•
The Risk Oversight Committee assists the Board in its oversight of management’s efforts with respect to CSR-related matters and the Company’s enterprise risk framework, infrastructure and controls, and receives updates from senior management on data security, cybersecurity, and information security-related matters on at least a quarterly basis;

•
The independent Directors on the Viatris Board and its committees receive extensive information and input from multiple layers of management and external advisors, engage in detailed discussion and analysis regarding matters brought before them (including in executive session), and actively engage in the development and approval of significant corporate strategies;

•	The Viatris Board and its committees have full access to officers and employees of the Company;

•	The Viatris Board and its committees have the authority to select, retain, and supervise advisors as necessary to fulfill their mandates; and

•
From the closing of the Combination in November 2020 through April 30, 2021, Viatris’ Board has held 7 meetings, which included 5 executive sessions of independent Directors, and its committees have collectively held 21 meetings, including 4 executive sessions.

Meetings of the Viatris Board
Following the closing of the Combination on November 16, 2020, the Viatris Board met two times in 2020. In addition, Directors attended meetings of individual Board committees of which they were members after such date in 2020. All Directors attended greater than 75% of the aggregate of Viatris Board meetings and meetings of the committees of which they were a member in 2020 after the closing of the Combination. Pursuant to our Corporate Governance Principles, Directors are expected to attend the annual meeting of shareholders of the Company, where practicable.
Viatris’ Corporate Governance Principles require the independent Directors of the Board to meet in separate executive sessions periodically, and at least twice annually, during regularly scheduled meetings of the Board. The independent Directors of the Board met two times in executive session in 2020 following the closing of the Combination, with Mr. Parrish presiding at those executive sessions.
Meetings of Viatris Board Committees
The committees of the Viatris Board are the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating

Committee, the Risk Oversight Committee, and the Science and Technology Committee. Each committee operates pursuant to a written charter, a current copy of which, along with our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, and Corporate Governance Principles, is available on Viatris’ website at https://www.viatris.com/en/About-Us/Corporate-Governance.
All members of the Audit, Compensation, Finance, Governance and Nominating, and Risk Oversight Committees, and a majority of the members of the Compliance Committee, are independent Directors, as defined in the applicable NASDAQ listing rules and applicable SEC rules, and all members of each of these committees are non-employee directors. Board approval of any Director appointment to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include at least a majority of the independent Directors. The Viatris Board has determined that Mr. Dimick, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.
Information regarding each of the committees is provided on the following pages, and pages 17 to 18 provide additional discussion of committee responsibilities with respect to risk oversight.
The table below provides the current membership (as of the date of this report) and 2020 meeting information for each Viatris Board committee held following the closing of the Combination on November 16, 2020. As noted above, through April 30, 2021, the committees collectively have had 21 meetings.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Risk Oversight	Science and Technology
W. Don Cornwell	✓						✓
Robert J. Coury				Chair
JoEllen Lyons Dillon	✓		✓	✓		Chair
Neil Dimick	Chair	✓		✓	✓
Michael Goettler								✓
Melina Higgins		Chair		✓	Chair	✓
Harry A. Korman			✓			✓	Chair	✓
James Kilts		✓			✓
Rajiv Malik								✓
Richard A. Mark	✓				✓		✓
Mark W. Parrish	✓		Chair	✓		✓
Ian Read			✓					Chair
Pauline van der Meer Mohr		✓	✓				✓
Meetings during 2020	2	1	1	0	0	1	0	0
Audit Committee Responsibilities
The Audit Committee’s key oversight responsibilities include, but are not limited to:

•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	Effectiveness of the Company’s internal control over financial reporting

•	Qualifications, independence, and performance of the independent registered public accounting firm

•	Services to be performed by, and fees payable to, the independent registered public accounting firm

•	Internal Audit group

•	Company processes and procedures related to risk assessment and risk management of financial and disclosure control-related, as well as SEC reporting-related, matters

•	Related party transactions

•	Company compliance with applicable legal and regulatory requirements (including U.S. federal securities laws) regarding the preceding matters

•	Review of any critical audit matters identified by the independent registered public accounting firm in connection with its audit of the Company’s annual financial statements
Compensation Committee Responsibilities
The Compensation Committee’s key oversight responsibilities include, but are not limited to:

•	Executive Chairman, CEO, and senior management compensation, including the corporate goals and objectives relevant to such compensation

•	Board and committee compensation

•	Equity compensation plans in which Directors and/or executives participate

•	Compensation and benefits-related disclosures in annual reports and proxy statements

•	Relationship between compensation policies and practices and the Company’s risk management with respect to compensation-related matters

•	From time to time reviewing reports from management regarding pay equity, human capital management and succession planning
Compliance Committee Responsibilities
The Compliance Committee’s key oversight responsibilities include, but are not limited to:

•	Chief Compliance Officer’s implementation of the Company’s corporate compliance program

•	Making recommendations to the Board and/or management with respect to Viatris’ corporate compliance program, the Code of Business Conduct and Ethics, and significant related global policies

•
Reviewing significant global compliance-related policies implementing the Company’s Code of Business Conduct and Ethics, or related to the operations of the Company’s business and its mode or methods of doing business, including, for example, policies relating to pricing and/or commercialization of Company products and services

•
Reviewing metrics used by management or requested by the Committee to provide insight into the status and efficacy of the corporate compliance program, including the Company’s global compliance systems and organization

•	Reviewing reports of significant actual and alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations

•	Reviewing checks and balances implemented by the Company designed to support and promote compliance with approved corporate policies, legal rules, and regulations

•	Overseeing the Company’s policies and procedures for corporate political and lobbying expenditures

Executive Committee Responsibilities
The Executive Committee’s key oversight responsibilities include, but are not limited to:

•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation
Finance Committee Responsibilities
The Finance Committee’s key oversight responsibilities include, but are not limited to:

•	Material mergers, acquisitions, and combinations with other companies

•	Capital structure

•	Swaps and other derivatives transactions

•	The establishment of credit facilities

•	Potential financings with commercial lenders

•	The issuance and repurchase of the Company’s debt, equity, hybrid or other securities
Governance and Nominating Committee Responsibilities
The Governance and Nominating Committee’s key oversight responsibilities include, but are not limited to:

•	Corporate governance matters

•	The nomination or re-nomination of Director candidates

•	The Board’s review and consideration of shareholder recommendations for, and nominations of, Director candidates

•	The annual self-evaluation of the Board and its committees

•	Director orientation and continuing education programs
Risk Oversight Committee Responsibilities
The Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:

•	Reviewing the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage and monitor material risks

•
Reviewing management’s exercise of its responsibility to identify, assess and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and information technology

•	Management’s efforts with respect to CSR matters
Science and Technology Committee Responsibilities
The Science and Technology Committee’s key oversight responsibilities include, but are not limited to:

•	Reviewing the overall strategy and direction of the Company’s R&D program

•	Reviewing presentations regarding significant emerging scientific and technological developments relevant to Viatris
Setting and Overseeing Strategy

The Board actively discusses and determines the Company’s strategies intended to ensure the growth, durability, and sustainability of the business, unlock value, and create long-term value for shareholders.
The Board’s current focus includes overseeing the actions of management with respect to the integration of legacy Mylan and Upjohn following the Combination and overseeing the ongoing development and execution of Viatris’ strategic plan. The Board’s strategic planning, under the leadership of the Executive Chairman, supports a diversified and differentiated portfolio that is not reliant on a single market or product, resulting in stable and durable cash flows despite evolving, challenging, and often unpredictable, market conditions.
The Board expects that its strategy will drive a global platform with a sustainable, diverse and differentiated portfolio of prescription medicines, complex generics, and biosimilars supported by commercial and regulatory expertise, established infrastructure, best-in-class R&D capabilities, and high-quality manufacturing and supply chain excellence.
In addition to its expectation of creating, enhancing or otherwise unlocking the value of the Company’s unique global platform, the Board began implementing a strategy to delever and return capital to shareholders through a strong focus on execution, restructuring, and rapid delevering, and we expect to begin to return capital to shareholders by initiating a dividend in the second quarter of 2021.
The Board is committed to maintaining a dialogue with shareholders regarding a broad range of topics, including, among others, our differentiated strategy and business model; our Global Healthcare Gateway
®
; our efforts to further unlock the value of our unique global platform; delevering; governance; compensation; returning capital to shareholders; promoting sustainability; and further enhancing our efforts regarding CSR matters.
Risk Oversight

Viatris operates in a complex and rapidly changing environment that involves many potential risks. In addition to general market, industry, R&D, supply chain, political, and economic risks, the Company faces potential risks related to the integration of Mylan and Upjohn; our ongoing global restructuring initiatives; information technology and cybersecurity; data privacy; financial controls and reporting; manufacturing and quality; legal, regulatory and compliance requirements and developments; finance; the global nature of our operations; human capital management and retention; environmental and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business, including in support of achieving strategic priorities, long-term financial and operational performance, protect our assets (financial, intellectual property, and information, among others), and enhance shareholder and other stakeholder value. Risk management is an enterprise-wide objective subject to oversight by the Board and its committees.
It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer robust risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. To further embed risk management and compliance into our culture, Viatris has a robust global corporate compliance program, implements relevant policies and procedures, trains employees on how to implement and comply with them, and maintains an extensive program of oversight and audit to help ensure compliance and appropriate enterprise risk management.
The Viatris Board, in turn, directly or through its committees, oversees the implementation of risk management and mitigation processes. The Board and its committees rigorously review with management the risk management program at least quarterly, as well as during the Board’s annual budget review and approval process. Each of our committees has full access to officers and employees of the Company, and our Board and committees also meet without members of management present.
The Board also has approved a Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer, Chief Financial Officer and Corporate Controller, and other related policies to help manage and mitigate risk globally.
Board Committees’ Roles in Risk Oversight

•
The Audit Committee
focuses on risks relating to financial and disclosure controls, SEC reporting matters, and oversight of Viatris’ internal audit function and independent registered public accounting firm. The Committee oversees, among other matters, the Company’s processes and procedures relating to risk assessment and risk management relating to financial, disclosure, and SEC reporting-related matters, and reviews with management the quality and adequacy of the Company’s internal control over financial reporting. Viatris’ internal audit function reports to and meets with the Committee at least quarterly to discuss potential risk or control issues, and the Committee regularly discusses the performance of the internal audit function, and the adequacy of resources available to this function. The Committee also meets quarterly with Viatris’ independent registered public accounting firm in executive session.

•
The Compensation Committee
focuses on the design and administration of compensation-related plans and programs, and considers whether and how such plans and programs balance risk-taking and rewards, and align with shareholder interests. The Committee receives reports, on at least a quarterly basis, from management and outside advisors regarding compensation-related matters, and considers risk management in determining compensation structure. The Committee also reviews reports from management regarding pay equity, human capital management, and succession planning.

•
The Compliance Committee
is responsible for overseeing the Chief Compliance Officer’s implementation of Viatris’ Corporate Compliance Program. The Chief Compliance Officer reports to the Committee and the CEO, and the Committee is responsible for appointing and, as applicable, replacing, this individual, and discusses the Chief Compliance Officer’s performance, responsibilities, plans and resources with the CEO. The Committee also makes recommendations to the Board with respect to the Corporate Compliance Program, the Code of Business Conduct and Ethics, and significant related global policies, and is responsible for reviewing reports of significant actual or alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations. The Committee also discusses reports regarding non-financial compliance risk and risks associated with privacy, antitrust and competition, anti-corruption, and third-party risks, and reviews significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services.

•
The Finance Committee
is responsible for reviewing and, as appropriate, providing recommendations to the Viatris Board with respect to significant strategies and policies of the Company relating to its capital structure and deployment and/or allocation of capital, material financial matters and transactions, and the risks related to such activities.

•
The Governance and Nominating Committee
is responsible for identifying, assisting in recruiting, and nominating qualified individuals to become members of the Viatris Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of Directors, and evaluating and assisting the Board in considering potential risks related to corporate governance. The Committee is also responsible for overseeing the annual self-evaluation of the Board and its committees and Director orientation and continuing education programs.

•
The Risk Oversight Committee
assists the Board in its oversight of Viatris’ enterprise risk management framework. The Committee reviews the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage, and monitor the Company’s material risks; reviews management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and information technology; oversees management’s activities with respect to CSR; and reviews the Company’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation. The Committee also meets with the Chairs of the other committees at least two times a year to discuss enterprise risk and related matters.

Board Education
The Governance and Nominating Committee is responsible for overseeing and annually reviewing Director orientation and continuing education programs, including educational seminars, presentations, conferences and other Director education programs and opportunities presented by external and internal resources, on matters that may relate to, among other topics: compensation, governance, board process, risk oversight, audit and accounting, regulatory and other current issues. Directors also may elect to attend additional third-party educational events. The Company reimburses Directors for costs associated with any related seminars and conferences, including travel expenses.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
Executive Summary — Important Background and Key Considerations

Viatris has a shareholder-aligned compensation philosophy.
Viatris empowers people worldwide to live healthier at every stage of life. As the world’s healthcare needs evolve, we believe that the Viatris Global Healthcare Gateway
®
will fuel our organic development of innovative products and offer partners ready access to expanded markets through an innovative global infrastructure that connects people around the world to the high-quality medicines and services they need. We provide access to medicines, advance sustainable operations, develop innovative solutions, and leverage our collective expertise to improve patient health. Our compensation program supports these and other goals, drives performance, and aligns with shareholder outcomes.

Employee health and safety has been a priority throughout the COVID-19 pandemic.
Steps were taken throughout 2020 to protect Mylan, Upjohn, and Viatris employees. We utilized screening and safe work protocols, and provided personal protective equipment (PPE) to employees. In addition, we provided bonuses to our frontline workers in recognition of their efforts to help ensure that patients around the world continued to receive essential medications uninterrupted. Employees were also provided with additional benefits during the COVID-19 pandemic, including expansion of Employee Assistance Program counseling and flexible work arrangements, among other supplemental benefit offerings in certain countries.

Despite the challenges presented by the global pandemic, we continued to serve the needs of patient access in 2020
. Mylan and Pfizer’s Upjohn division (and Viatris post-Combination) collectively sold approximately 85 billion doses of medicine across 165 countries and territories in 2020 on a full year basis. Our outstanding colleagues around the world maintained consistent supply of product to ensure continued patient access while also effectively managing the integration of two large companies. See pages 22-23 for additional selected highlights.

Reported 2020 compensation reflects three distinct programs.
Viatris was formed in November 2020 after the Combination of Mylan and Upjohn. As a result, reported 2020 compensation must be viewed as a reflection of three distinct compensation programs: those of Mylan, Upjohn, and Viatris.

Our 2020 compensation tables include certain one-time, transaction-related payments.
In 2020, certain one-time payments were made to support the successful combination of Mylan and Upjohn and to secure the ongoing services of our NEOs. These payments are reflected in the 2020 compensation tables but will not be part of the executive compensation program going forward.

Committed
to Delivering
Significant
Shareholder
Value

Unique global
platform
Unparalleled global reach
and global network with
sustainable, diverse, and
differentiated portfolio

Performance-
driven culture
Focused on commercial
execution, operational
excellence, financial
discipline, and corporate
social responsibility

Global
Healthcare
Gateway
®
innovative global
infrastructure
offers partners ready
access to expanded
markets as well as our
organic development to
fuel future growth

Execution
roadmap to
optimize total
shareholder
return
Right internal conditions
to maximize value
creation with clear
execution plan and
disciplined capital
deployment

The Viatris Compensation Committee took several actions responsive to shareholder feedback in developing its initial executive compensation program.
Consistent with shareholder feedback, we eliminated all NEO excise tax gross-ups that otherwise would have carried forward from predecessor companies and froze or eliminated supplemental executive retirement benefits, among other actions described herein. See also pages 25-26.

In 2021, the Viatris Compensation Committee and Board implemented a new performance-based, shareholder-aligned compensation program.
After closing of the Combination, we implemented a rigorous performance-based compensation program, with approximately 70% of executive target pay opportunity in the form of equity-based awards, and almost 60% of executive target pay opportunity tied to key, shareholder-aligned performance metrics. Our compensation program is designed to promote retention and motivate the senior leadership team to achieve rigorous performance goals that are closely tied to our strategy and which we believe will promote the creation of shareholder value.

Introduction

Because Viatris first became a new public company in November 2020, this Compensation Discussion and Analysis (“CD&A”) includes disclosure of compensation related to three distinct programs: those of Viatris, Mylan and Upjohn. Although Viatris is not a successor registrant of Mylan or Pfizer, we are presenting consolidated full-year compensation information with respect to the Viatris NEOs for 2020 consistent with applicable SEC regulations and to provide insight with respect to the full year as well as context for the Viatris compensation program moving forward. Specifically, this CD&A includes a discussion of both pre-Combination compensation of our NEOs with Mylan or Pfizer, as applicable, and our NEOs’ post-Combination compensation with Viatris. Notably, significant portions of the reported 2020 compensation include one-time transaction-related items that will not be components of the Viatris 2021 compensation program.
The reported compensation in this CD&A thus reflects three distinct corporate philosophies. However, given that the Viatris compensation program will be the sole program following the closing of the Combination, we will focus on the philosophy governing Viatris’ compensation program, which will provide the most relevant context for our program going forward.
Viatris: A New Kind of Healthcare Company

Viatris is a global healthcare company whose mission is to empower people worldwide to live healthier at every stage of life. Viatris brings together some of the industry’s best talent and an unparalleled business platform in service to patients, regardless of their geography or circumstance. We believe that the Company is uniquely positioned to deliver increased access to affordable, quality medicines for patients worldwide.
We believe that the combined company has industry leading R&D, medical, regulatory, manufacturing, supply chain, and commercial expertise complemented by an unequivocal commitment to quality and a global geographic footprint that is capable of delivering high-quality medicines to patients in more than 165 countries and territories. Viatris’ sustainable, diverse, and differentiated portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, complex generics, and biosimilars. Viatris operates manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms, and active pharmaceutical ingredients.
Viatris provides trusted, high-quality medicines that treat nine out of 10 of the World Health Organization’s (WHO) leading causes of death. Additionally, Viatris is a leading provider of antiretrovirals to treat HIV/AIDS and other infectious diseases. Roughly 40% of the more than 23 million people receiving treatment for HIV use our products, including 60% of the world’s HIV-positive children receiving treatment.

As the world’s healthcare needs evolve, we believe that the Viatris Global Healthcare Gateway
®
, where strategic capital investment priorities will be determined, will fuel our organic development of innovative products and offer partners ready access to expanded markets through an innovative global infrastructure that connects people around the world to the high-quality medicines and services they need. Powered by our best-in-class manufacturing, scientific, and legal expertise and proven commercial capabilities with unparalleled reach, we believe the Global Healthcare Gateway
®
will pave the way for Viatris to be the Partner of Choice™ for those looking to expand access to their products, empowering more people worldwide to live healthier at every stage of life.

Viatris is headquartered in the United States, with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Our Named Executive Officers

Our named executive officers (“NEOs”) for 2020 were:

•	Robert J. Coury, Executive Chairman

•	Michael Goettler, Chief Executive Officer

•	Rajiv Malik, President

•	Sanjeev Narula, Chief Financial Officer

•	Anthony Mauro, President, Developed Markets
Selected Highlights

Selected Pre-Closing Highlights
2020 certainly was an unprecedented year for Mylan and the company’s outstanding colleagues around the world. Even as supply chains were challenged like never before as a result of the COVID-19 pandemic, Mylan’s global workforce and the Company’s one-of-a-kind global platform were key to Mylan’s continued delivery of medicines to patients around the world, including numerous critically needed treatments (e.g., ICU drugs and anti-infectives). Mylan supported our global colleagues by implementing various measures to protect their well-being, while also supporting public health efforts and taking action to help ensure that Mylan remained in a position of financial strength. Additionally, Mylan’s commercial teams around the world deployed new virtual tools to maintain essential internal connectivity and continued strong levels of customer service. In total, Mylan sold approximately 63.5 billion doses of medicines in 2020. During 2020, Mylan management also prepared the organization for an effective and highly efficient integration, and the R&D and Regulatory teams continued to progress important work to advance the development and launch of more complex generics and biosimilars to complement Mylan’s broad product portfolio. To help patients in need, Mylan also donated more than 500 million doses of medicines in 2020.
Upjohn and its outstanding global workforce also experienced an unprecedented year. In 2020, Upjohn implemented extensive measures to ensure the safety of its workforce and the continued supply of its branded and generic established medicines, which include 20 primarily off-patent legacy brands, such as Lyrica
®
, Lipitor
®
, Celebrex
®
, and Viagra
®
, as well as an authorized generics business in the US. In total, Upjohn sold approximately 22.5 billion doses of medicines in 2020. Prior to the Combination, Upjohn also undertook the extensive work necessary to separate from Pfizer. Additionally, Upjohn worked to rebalance its focus in China and expand its reach to more retail channels to respond to emerging trends toward consumerism and also offset volume losses from the recent volume based procurement (VBP) program aimed at hospitals. In parallel, Upjohn diligently pursued day one planning for Viatris, which was executed without any business disruption.
Selected Viatris Post-Closing Highlights
Since the closing of the Combination, the Company has undertaken a broad and thorough integration, including the Viatris Board, management, and our 45,000 colleagues globally. This has been accomplished without significant disruption in service or supply of our products globally. We also have been building on our strong combined foundation and developing strategies to enhance value for shareholders and other stakeholders, including employees and the patients who rely on our products. At our March 1, 2021 investor day, we outlined the following objectives, among others:

•
Leverage Viatris’ unique and differentiated business model.
We intend to leverage Viatris’ unique global scale and geographic reach, sustainable, diverse and differentiated portfolio and pipeline, powerful operating platform and commercial capabilities, performance-driven culture, sustainable cash flows, and disciplined capital allocation to deliver long-term shareholder value.

•
Deliver on our financial commitments.
In the near term, Viatris is focused on disciplined capital deployment, delevering and rebalancing our business, realizing $1 billion in synergies within 3 years following the closing of the Combination, and deploying our strong cash flow to enable the Company to initiate a dividend in the second quarter of 2021 and repay approximately $6.5 billion in debt by the end of 2023.

•
Drive future growth through our Global Healthcare Gateway
®
.

With our highly-disciplined strategic and capital allocation processes, Viatris believes that the Global Healthcare Gateway
®
will provide significant opportunity not only to leverage our unique global platform to connect more patients to our products and services, but also for our partners to do the same.

•
Advance our sustainability priorities in alignment with our business objectives.
Viatris is building upon a strong, foundational commitment to corporate responsibility, with a global platform to provide sustainable access to high quality and affordable medicine, as well as a dedication to fostering an engaging and inclusive organization and reducing its environmental impact. The Company partners with more than 100 organizations around the world to help address some of the world’s most pressing health, social and environmental challenges, and is committed to creating lasting, positive impact as it delivers on its mission for patients, employees, shareholders, and other stakeholders.

The Viatris Executive Compensation Philosophy

The Viatris Compensation Committee and Board’s compensation philosophy for 2021 and beyond reflects the Company’s sustainable, performance-based, TSR-focused business model and is designed to ensure that Viatris can continue to attract and retain high-performing executives given the highly competitive market for executive talent. The compensation program has the following key objectives, among others:

•
Attract, Motivate, and Retain Highly-Skilled Executives.
In order to attract and retain the leaders needed to drive execution of our ambitious goals, we provide market competitive compensation with an emphasis on performance-based long-term incentives. We have designed our compensation program to help ensure that the Company, our shareholders and other stakeholders continue to benefit from the talents of our leadership team and global workforce, while also recruiting new talent on an on-going basis.

•
Align with Shareholder Interests.
We use long-term incentives, including a relative total shareholder return (“TSR”) modifier for performance-based restricted stock units (“PRSUs”), and share ownership requirements, to align executive interests with those of our shareholders by linking pay to long-term performance and share price appreciation.

•
Drive Company Performance.
Our compensation program is designed with metrics carefully linked to our business strategies and financial goals, such as adjusted EBITDA to focus on profitability of operations, product submissions to support long-term sustainability of the business, a leverage metric to encourage rapid delevering, and a cash flow metric to support future strategies and potential dividend growth.

Our pay mix reinforces our commitment to both shareholder alignment and pay and performance alignment. The chart below highlights the pay mix composition of the executive compensation program for our NEOs during 2021.

2021 Pay Mix

Consistent with our philosophy of driving long-term company performance, the Viatris Compensation Committee, with the advice of its independent compensation consultant, plans to annually consider a range of potential alternative performance metrics that link to our strategy and align with long-term value creation for our shareholders.

The Viatris Compensation Committee also expects to consider incorporating environmental, social, and governance (“ESG”) goals as part of future executive compensation programs, potentially including one or more of the following: access to medicines, product safety and quality, workforce diversity and inclusion, the environmental impact of our operations, and/or other metrics.
The Viatris Compensation Committee has also planned a year-round process to set and monitor our compensation program, as well as to assess shareholder feedback and ensure that feedback is considered in the compensation-setting process.

Additional details regarding our 2021 compensation program are on pages 27-28.

Governance and Other Considerations Impacting Viatris Compensation Decisions

The Viatris Compensation Committee and Board proactively consider external governance-related developments and trends relating to executive compensation. The Viatris Compensation Committee and Board believe that each company must independently assess which market practices and trends are appropriate for the company at any particular time in the company’s history. The Viatris Compensation Committee and Board remain fully committed to maintaining a strong compensation governance philosophy that is aligned with shareholder interests and best practices. See also pages 23-24.

In setting or approving executive compensation, the Viatris Compensation Committee and Board also may consider, in addition to any corporate goals and objectives specific to an individual executive, some or all of the following: pay for performance, alignment with long-term shareholder interests, advancement of Company strategic goals, maintenance of an appropriate level of fixed and at-risk compensation, remaining competitive with companies within the Company’s peer group, competition for executive talent, internal pay equity, an executive’s leadership and mentoring skills and contributions, talent management, the executive’s contributions to establishment or execution of corporate strategy, retention, recognition of individual performance and contributions, compliance with the Code of Business Conduct and Ethics, Company policy and applicable law, and/or any other factors determined by the Board or the Viatris Compensation Committee to be in the interests of the Company.

Shareholder Engagement and Responsiveness

Prior to the Combination, Mylan had extensive engagement with shareholders both before and after Mylan’s June 2020 Annual General Meeting of Shareholders. Following the Combination, Viatris’ Executive Chairman, CEO, President and other members of management met, in the aggregate, with shareholders representing approximately 50% of shares outstanding (as of December 31, 2020), including approximately 81% of the shares held by our 50 largest shareholders as of that date. These meetings included institutional investor executives, governance and stewardship team leads, and portfolio managers, among others.
The discussions focused on the new company, Viatris’ anticipated business model, strategies, and new management team, the anticipated rollout of a new Viatris compensation program following the closing of the Combination, and alignment of compensation with shareholder interests, among other matters. The feedback from our shareholders was discussed with members of the Viatris Compensation Committee and Board, as was shareholder feedback from engagement meetings between Mylan directors and shareholders prior to July 2020. Shareholder feedback regarding alignment of compensation with shareholder interests was an important consideration for the Viatris Compensation Committee in designing and approving our 2021 compensation program in March of this year.
The Viatris Compensation Committee and Board are committed to continued robust engagement with shareholders regarding our compensation program and trends and developments relating to executive compensation, among other topics. We welcome these opportunities and will continue to take shareholder feedback into consideration as we further evolve our compensation program.
In that regard, the Viatris Compensation Committee and the Board, considering business strategies and needs as well as feedback gathered through the above-noted discussions, incorporated the following design features and changes in the combined company’s compensation plans and programs (among others listed in the table on page 26):

•
Eliminated NEO Excise Tax Gross Ups.
The Viatris Compensation Committee agreed with Messrs. Malik and Mauro in November 2020 to eliminate existing excise tax gross ups relating to Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), contained in legacy Transition and Succession Agreements with Mylan. No other Viatris NEO has a right to an excise tax gross up.

•
No New Fixed-Term NEO Employment Agreements.
The Viatris Compensation Committee and Board determined that, other than Mr. Coury’s previously disclosed 2020 employment agreement, the Board will not approve any new fixed-term NEO employment agreements going forward.

•
No Retirement Benefit Agreements.
Mylan provided supplemental retirement benefits to certain officers in the form of individual Retirement Benefit Agreements. Following the closing of the Combination, Mr. Malik agreed with the Viatris Compensation Committee to freeze his Retirement Benefit Agreement, and he will no longer accrue any additional benefits under the agreement. No other Viatris executive is party to a Retirement Benefit Agreement. In addition, the Viatris Compensation Committee and Board determined that Viatris will not enter into any new Retirement Benefit Agreements with executives.

•
Discontinued Tax Equalization Benefits.
Mylan previously provided tax equalization benefits to Mr. Malik relating to his expatriate assignment to the United States. Following the closing of the Combination, the Viatris Compensation Committee discontinued future tax equalization benefits.

•
Robust Clawback Policy.
The Viatris Board adopted a robust clawback policy, which applies to both performance-based cash and equity awards and covers all senior executives. The policy provides for potential recoupment of incentive compensation under certain circumstances relating to financial restatements, misconduct by executives, and failure to manage others who commit misconduct. See also pages 38-39.

•
60% of Equity-Based Awards Delivered as Performance-Based Incentive Awards.
For 2021, the Viatris Compensation Committee and the Board set the proportion of equity-based awards granted as PRSUs at 60% of the total mix and did not include stock options among those awards.

The following table summarizes these and other key compensation-related governance practices adopted by the Viatris Compensation Committee and Board with respect to 2021 compensation.

What We Do
✓ Maintain a significant portion of compensation aligned with shareholder interests and tied to share price or financial and operational business performance
✓ Employ metrics for annual and long-term incentives that support both short- and long-term strategies and align with shareholder interests
✓ Base long-term incentives heavily on performance-based metrics and short-term incentives entirely on performance-based metrics
✓ Set rigorous and measurable performance goals and periodically review and discuss our executives’ performance
✓ Use double-trigger vesting for annual long-term incentive awards upon a change in control
✓ Retain independent compensation consultants that report directly to the Compensation Committee
✓ Maintain strong share ownership guidelines
✓ Maintain a robust clawback policy
✓ Engage with shareholders on compensation and governance matters
✓ Consider peer groups and market data in determining compensation

What We Don’t Do
X Excise tax gross-ups
X Exercise positive discretion in determining annual incentive compensation or LTI payouts
X Re-pricing of stock options
X Hedging or pledging of shares
X Supplemental retirement agreements
X New fixed-term NEO employment agreements
As further described below, the Viatris Compensation Committee has designed the going-forward compensation program to be straightforward, predominantly performance-based, and shareholder-aligned.

Description of Viatris’ 2021 Performance-Based Compensation Program

As discussed, 2020 was a transitional year for the compensation of our NEOs, as Mylan and Upjohn came together late in the year to form Viatris.
Going forward, the Viatris Compensation Committee and the Board are committed to a straightforward, performance-based compensation program that is focused on key metrics that will help ensure continued execution against our strategy and a robust, sustainable organization, while aligning compensation with Company performance and shareholder value creation.
2021 Compensation Structure for NEOs
The table below shows the compensation structure for our NEOs in 2021. As noted, the program is predominantly performance-based and shareholder-aligned.

NEO	Base Salary	Target Annual Incentive (as % of Base Salary)	Target LTI (as % of Base Salary)
Robert J. Coury	$1,800,000	150%	600%
Michael Goettler	$1,300,000	150%	700%
Rajiv Malik	$1,200,000	125%	600%
Sanjeev Narula	$800,000	100%	350%
Anthony Mauro	$800,000	115%	400%
Shareholder-Aligned Performance-Based Program
Our 2021 annual incentive program includes adjusted EBITDA (40%), a cash flow metric (40%), and a global regulatory submissions metric (20%), which are designed to incentivize our executives toward achievement of our publicly-disclosed financial objectives announced in February 2021.
Long-term incentive awards for 2021 are predominantly performance-based, with 60% of each NEO’s award in the form of PRSUs and 40% in the form of restricted stock units (“RSUs”). The 2021 PRSU grants include leverage and cash flow metrics, as well as a relative market performance metric (relative TSR), which is used as a shareholder-aligned modifier to determine the final payout percentage. Each metric is measured over a 3-year performance period. These metrics align with and further our strategies of delevering, returning capital to shareholders, and delivering shareholder returns, among others. Adjusted EBITDA is calculated from Viatris’ audited financial statements in the manner described in Appendix A.

2021 Total Target Compensation
The chart below shows the target total direct compensation opportunity for each of our NEOs in 2021.

Executive	Base Salary	Target Annual Incentive	Target Long-Term Incentive	2021 Total Target Compensation (1)
Robert J. Coury	$1,800,000	$2,700,000	$10,800,000	$15,300,000
Michael Goettler	$1,300,000	$1,950,000	$9,100,000	$12,350,000
Rajiv Malik	$1,200,000	$1,500,000	$7,200,000	$9,900,000
Sanjeev Narula	$800,000	$800,000	$2,800,000	$4,400,000
Anthony Mauro	$800,000	$920,000	$3,200,000	$4,920,000
(1)	Total Target Compensation is defined as the sum of base salary, target annual incentive, and target long-term incentive.
Viatris 2021 Peer Group
While the competitive market for our executives is one factor the Viatris Compensation Committee considers when making compensation decisions, the Committee does not target the compensation of NEOs within a specific percentile of any set of peer companies and considers peer group and industry data along with many other factors when determining compensation.
The peer group thus is used as one of several reference points for determining executive compensation and includes Viatris’ business competitors and companies that Viatris competes with for executive talent. Below is the peer group selected by the Viatris Compensation Committee following the Combination.

Abbott Laboratories	Biogen Inc.	Novartis AG

Abbvie Inc.	Bristol-Myers Squibb Company	Pfizer Inc.

Amgen Inc.	Eli Lilly and Company	Regeneron Pharmaceuticals, Inc.

Bausch Health Companies Inc.	Gilead Sciences, Inc.	Sanofi

Baxter International Inc.	Merck & Co., Inc	Teva Pharmaceutical Limited

Compensation Year 2020

Because the Combination was not completed until the middle of the fourth quarter of 2020, most of the elements of the compensation programs affecting 2020 NEO compensation were established by the predecessor organizations prior to the Combination. Accordingly, 2020 compensation is based on the consolidated programs of Mylan, Pfizer (for its Upjohn division), and Viatris – and does not reflect the Viatris program going forward.

Elements of 2020 Compensation (Mylan, Upjohn, and Viatris)

Base Salaries
Prior to the Combination, the base salaries of Messrs. Coury, Malik, and Mauro were established by Mylan’s Compensation Committee, and the base salaries of Messrs. Goettler and Narula were established by Pfizer.
After closing of the Combination, the Viatris Compensation Committee, with the advice of an independent compensation consultant, established base salaries for the NEOs commensurate with their new roles with Viatris. Messrs. Goettler and Narula received base salary increases commensurate with their assumption of significantly more responsibility in their roles as the Chief Executive Officer and Chief Financial Officer, respectively, of an approximately $20 billion market cap public company, as of December 31, 2020, as compared to their prior roles as executives within an operating division of Pfizer. Mr. Malik’s base salary was adjusted in part in recognition of his increased responsibilities with Viatris, which include oversight of the integration and leading efforts to meet synergy targets. Base salaries for Messrs. Coury and Mauro remained flat compared to their salaries prior to the closing of the Combination.

Set forth below are the total annual base salaries that the NEOs were eligible to receive in 2020 while employed by Mylan or Upjohn, respectively, and Viatris post-Combination. See the Summary Compensation Table on pages 42-44 for the combined actual
2020 salary for each NEO.

NEO	Legacy Salary	Viatris Salary
Robert J. Coury	$1,800,000	$1,800,000
Michael Goettler	$825,000	$1,300,000
Rajiv Malik	$1,150,000	$1,200,000
Sanjeev Narula	$515,000	$800,000
Anthony Mauro	$800,000	$800,000
2020 Annual Incentive Compensation Programs
After closing of the Combination, the Viatris Compensation Committee and Board decided that annual incentive payouts for 2020 would be based on a combination of Mylan’s, Pfizer’s and Viatris’ bonus programs based on (a) actual performance (in their legacy roles) during the first three fiscal quarters of 2020 and (b) target bonus for the remaining fiscal quarter of 2020. The following discussion provides details regarding 2020 annual incentive compensation determinations relating to the NEOs based on the above-noted timeframes and calculations.
Pre-Combination Legacy Mylan 2020 Annual Incentive Compensation Targets
The Mylan Compensation Committee approved performance-based annual cash awards to motivate the Mylan executive officers to achieve certain operational and financial goals identified as important to the successful execution of Mylan’s business strategies and which were aligned with the creation of shareholder value.
Individual annual incentive payout targets were established for each NEO, expressed as a percentage of base salary, as noted in the table below. Actual payouts could range from 0% to 200% of each NEO’s annual incentive target based on achievement of performance goals.

NEO	Target Annual Incentive (as % of Base Salary)	Target Annual Incentive ($)*
Robert J. Coury	150%	$2,700,000
Rajiv Malik	125%	$1,445,355
Anthony Mauro	115%	$920,000
*
For Mr. Coury, the target annual incentive was established in connection with the Executive Chairman Agreement. For Mr. Malik, the target represents a blended target annual incentive based on his salary of $1.15 million through November 15, 2020 and $1.2 million through the remainder of 2020. Mr. Malik’s target bonus percentage of 125% did not change during the year.

Pre-Combination Mylan 2020 Annual Incentive Metrics and Goals
In 2020, the Mylan Compensation Committee set adjusted EBITDA and global regulatory submissions as equally-weighted metrics (50% each) in its annual incentive program.
The Mylan Compensation Committee considered adjusted EBITDA an important measure of the company’s profitability and a way to motivate executives to focus on both top-line growth as well as efficient operations. Adjusted EBITDA replaced the prior year’s adjusted diluted earnings per ordinary share metric and was responsive to shareholder feedback suggesting the use of metrics that were not denominated on a per-share basis.
The Mylan Compensation Committee continued the use of global regulatory submissions as an annual incentive metric due to the clear importance of developing and launching a robust pipeline of molecules that Mylan could manufacture and sell over subsequent years. The Mylan Compensation Committee believed that a robust product pipeline supported the sustainability of the business model and also served Mylan’s mission of providing access to high quality, affordable medications.
The respective targets related to these metrics and Mylan’s performance are described in the next section entitled “2020 Annual Incentive Performance Relating to Mylan Legacy Executives”.
In setting these goals, the Mylan Compensation Committee considered a broad variety of data, including industry forecasts, internal projections, demographic data, advice from outside advisors, benchmarking data, and the company’s annual operating plan. The Mylan Compensation Committee also considered the variability and cyclicality of the business, noting that targets may increase or decrease from year to year due to factors impacting the business, such as market conditions, the regulatory environment, timing of product approvals, and both immediate and long-term strategic priorities of the business. The targets may vary while still retaining the same level of rigor and motivational impact on the executive team and aligning with the company’s long-term strategy for sustainable business development and its goal of creating value for shareholders. In 2020, as the company focused on its strategic priority of economic profit, it was necessary to make incremental investments in both sales and marketing as well as R&D efforts and to divest certain products. These investments and actions were intended to support long-term value creation for shareholders and other stakeholders by, among other things, furthering Mylan’s efforts to move its portfolio and pipeline up the value chain, investing organically in key brands, and executing on Mylan’s commercial assets around the globe. The Mylan Compensation Committee recognized that these investments would be expected to reduce adjusted EBITDA in 2020 while serving long-term strategic, shareholder, and other interests. In addition, global regulatory submissions were expected to be lower in 2020 as compared to 2019 due to a heavier emphasis on more challenging specialty and complex generic products and Mylan’s focus on submission of products expected to generate greater economic profit.
Due to the unknown timing of the closing of the Combination, as well as the expectation that 2020 would be a transition year due to the Combination, the Mylan Compensation Committee set a
target range
, rather than a point target goal, for the adjusted EBITDA metric in the annual incentive program.
2020 Annual Incentive Performance Relating to Mylan Legacy Executives
The table below shows the targets and actual performance results relating to each annual incentive compensation metric during the first three quarters of 2020.

Metric	Weighting	Threshold	Target	Maximum	Mylan Results*
Adjusted EBITDA**	50%	$2,170 million	$2,290 million -$2,531 million	$2,652 million	$2,614 million
Global Regulatory Submissions***	50%	72	80	88	95
*	Mylan results for the first three fiscal quarters of 2020.
**
Adjusted EBITDA is derived from Mylan’s financial statements in the same manner as Mylan’s publicly reported adjusted EBITDA, except that the calculation for the incentive program utilized budgeted foreign exchange rates. Mylan’s adjusted EBITDA for the nine months ended September 30, 2020 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

***	The Science and Technology Committee reviewed the actual results of the global submissions included in the incentive compensation program.

As noted, the Viatris Compensation Committee and Board decided in November 2020 that, with respect to the legacy Mylan executives (Messrs. Coury, Malik and Mauro), 2020 annual incentive payouts would be based on (a) actual performance against targets during the first three quarters, and (b) target bonus for the remaining fiscal quarter of 2020. Operational results were prorated three-quarters based on Mylan’s actual results (reflecting the three completed quarters prior to the Combination) and one-quarter based on target performance (reflecting the remaining quarter of 2020). The operational performance through the 9-month period for Mylan equated to 184.23%. Taking into consideration the target measurement for the fourth quarter, the full-year pro-rata results provided a full-year payout of 163.17%.
Pre-Combination Legacy Upjohn Division 2020 Annual Incentive Compensation Targets
Annual incentive compensation for legacy executives of the Upjohn division, Messrs. Goettler and Narula, was set by Pfizer prior to the closing of the Combination, based on the approved 2020 Upjohn budget. After the closing of the Combination, the Viatris Compensation Committee and Board determined that the 2020 annual incentive payout for Messrs. Goettler and Narula would be based on (a) accrued results (as accrued by Pfizer) for the first three fiscal quarters and (b) a target bonus for the final fiscal quarter of 2020. Operational results were prorated three-quarters based on Upjohn results (reflecting the three completed quarters prior to the Combination) and one-quarter based on target (reflecting the remaining quarter of 2020).
The following table reflects the target annual incentive compensation award for Messrs. Goettler and Narula during 2020.

NEO	Upjohn Division Target Annual Incentive*	Viatris Target Annual Incentive **	Blended 2020 Target Annual Incentive***
Michael Goettler	$732,225	$1,950,000	$885,279
Sanjeev Narula	$207,400	$800,000	$281,880
*	Upjohn target annual incentive represents full-year target opportunity based on Upjohn salary mid-point and target bonus percentage determined by Pfizer.
**	Viatris target annual incentive represents full-year target opportunity based on Viatris base salary and target bonus percentage determined by the Viatris Compensation Committee and Board.
***
Blended target annual incentive represents a blended rate based on Pfizer target annual incentive through November 15, 2020 and through the remainder of 2020 based on Viatris target opportunity. For 2020, the pre-Combination target amount was prorated for 320 days and the post-combination target amount was prorated for 46 days.

2020 Annual Incentive Performance Relating to Upjohn Legacy Executives
At the closing of the Combination, Upjohn had accrued bonuses at 110% of target opportunity. For the period following the closing of the Combination, the Viatris Compensation Committee made the determination to pay bonuses at target achievement; therefore the prorated value of the combined bonus for the full year equates to 107.5%.
Viatris Annual Incentive Compensation Payouts for 2020
The annual incentive compensation payouts for 2020 are shown in the Summary Compensation Table on page 42.

2020 Long-Term Incentive Compensation Programs
Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives
In February 2020, the Mylan Compensation Committee approved the grant of PRSUs, RSUs and stock options to Messrs. Malik and Mauro, consistent with other Mylan executives. Treatment of 2020 long-term incentive compensation was in accordance with the terms of the Business Combination Agreement between Mylan and Pfizer and is explained in more detail below in the section titled “Combination-Related Treatment of Mylan Equity Awards”. The mix of the awards consisted of 50% PRSUs, 40% RSUs, and 10% stock options. Mr. Coury was appointed as Executive Chairman of Mylan in April 2020, shortly after long-term incentive grants were approved for other executives, but did not receive a long-term incentive award at that time. Had Mr. Coury been granted an award at that time, the value would have been approximately $10.8 million.

NEO	PRSU	RSU	Stock Options
Robert J. Coury	No Annual Equity Grant Provided in 2020
Rajiv Malik	$3,450,000	$2,760,000	$690,000
Anthony Mauro	$1,600,000	$1,280,000	$320,000
RSUs and stock options granted in 2020 vest in three annual installments on each anniversary of the grant date. PRSUs cliff-vest on the third anniversary of the grant date, subject to achievement of performance goals. In 2020, the Mylan Compensation Committee approved the grant of PRSUs subject to two equally weighted financial performance metrics (i.e., return on invested capital (“ROIC”) and the ratio of adjusted free cash flow to “indebtedness” (as defined in Mylan’s revolving credit facility dated as of July 27, 2018) (“Adjusted FCF/Credit Agreement Debt”)) and one relative market performance metric (i.e., relative TSR). The ROIC metric incentivizes effective use of the Company’s capital to drive cash flow generation, and the Adjusted FCF/Credit Agreement Debt performance metric incentivizes prudent balance sheet management. Each of these incentivized behaviors was closely aligned with Mylan’s strategies to drive a durable and sustainable business. In addition, the relative TSR modifier impacts executive pay based on Mylan’s performance as compared to industry competitors.

Metric	Weighting	Threshold	Target	Maximum
ROIC*	50%	8%	10%	12%
Adjusted FCF/Credit Agreement Debt**	50%	13%	15%	18%
Relative TSR of Peer Group***	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group
Payout Opportunity (as % of Target)		40%	100%	180%
*	ROIC would have been calculated as described in Appendix A.
**
Adjusted FCF/Credit Agreement Debt would have been first calculated for each year in the performance period as the ratio of Mylan’s adjusted free cash flow (calculated as described in Appendix A) to “indebtedness” (as defined in Mylan’s revolving credit facility dated as of July 27, 2018), and the values for each year in the performance period would then be averaged to determine the ratio of Adjusted FCF/Credit Agreement Debt. Credit Agreement Debt would have been calculated as described in Appendix A, subject to adjustment following the end of the performance period on a pro forma basis in the event of a material acquisition of products or assets during the applicable fiscal year that would have a material impact on indebtedness during the fiscal quarter in which such acquisition closes.

***
Relative TSR would have been calculated by comparing the difference between Mylan’s 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and the day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in Mylan’s historical peer group.

For information on the performance metrics relating to Viatris’ long-term incentive grants going forward, see “Description of Viatris’ 2021 Performance-Based Compensation Program” on page 27.

Combination-Related Treatment of Mylan Equity Awards
Consistent with the terms of the Business Combination Agreement between Pfizer and Mylan, all previously-granted and outstanding Mylan equity-based awards (including the above-described February 2020 grants) were treated as follows:

•
PRSU Awards.
Each outstanding PRSU award in respect of Mylan ordinary shares was converted into an award of Viatris RSUs on a one-for-one basis assuming target level performance. These Viatris RSU awards cliff vest on the third anniversary of the grant date of the original award, subject to accelerated vesting in connection with qualifying terminations of employment.

•
RSU Awards.
Each outstanding RSU award in respect of Mylan ordinary shares was converted into a Viatris RSU award on a one-for-one basis. These Viatris RSU awards vest ratably in three equal installments on each anniversary of the grant date of the original award, subject to accelerated vesting in connection with qualifying terminations of employment.

•
Stock Options.
Each outstanding stock option to purchase Mylan ordinary shares was converted into the right to receive an option to purchase shares of Viatris common stock on a one-for-one basis and the exchange was value-neutral, as the Black-Scholes-Merton value of the stock options was kept constant in the conversion. These Viatris options vest ratably in three equal installments on each anniversary of the grant date of the original award, subject to accelerated vesting in connection with qualifying terminations of employment.

Combination-Related Treatment of Pfizer’s 2020 Long-Term Incentive Grants to Legacy Upjohn Executives
In February 2020, in light of the anticipated closing of the Combination, Pfizer granted Messrs. Goettler and Narula cash-based long-term incentive awards in lieu of the equity-based awards typically granted by Pfizer, as follows:

NEO	Cash Long-Term Incentive Award
Michael Goettler	$2,400,000
Sanjeev Narula	$425,000
These awards were subject to time-based vesting conditions. Consistent with the terms of an Employee Matters Agreement (entered into between Pfizer and Upjohn prior to the closing of the Combination), long-term incentive grants for the legacy Upjohn executives vested on a pro rata basis reflecting the period of service from the grant date to the date of closing of the Combination, and the remaining portion of the award was forfeited, in accordance with the terms of the award agreements.
As required by the terms of the Employee Matters Agreement, Viatris then granted RSUs to Messrs. Goettler and Narula to replace the value of any forfeited Pfizer awards, including the above-described February 2020 awards (the “Make-Whole Awards”). The Make-Whole Awards vest at the same intervals as the corresponding forfeited Pfizer awards that they replaced, subject to accelerated vesting in connection with qualifying terminations of employment. The table below shows the total value of forfeited Pfizer long-term awards for Messrs. Goettler and Narula and the number of Make-Whole Awards granted to them based on the Employee Matters Agreement.

NEO	Forfeited Pfizer Long-Term Incentive Value	Number of Make-Whole Viatris RSUs
Michael Goettler*	$2,759,055	177,432
Sanjeev Narula**	$330,367	21,246
*
The forfeited value for Mr. Goettler is a total of $54,408, $839,042 and $1,865,605 from Pfizer awards granted in 2018, 2019 and 2020, respectively. The forfeited values were granted as three separate Make-Whole Awards in the amount of 3,499, 53,958 and 119,975 RSUs, respectively, that will vest following the Pfizer vesting schedule in 2021, 2022 and 2023.

**	The value for Mr. Narula is the amount forfeited from Pfizer awards granted in 2020 that will vest following the Pfizer vesting schedule in 2023.
Other One-Time Transaction-Related Compensation Matters
Executive Chairman Employment Agreement
In connection with the Combination, Mylan and Pfizer determined that Mr. Coury would serve as Executive Chairman of Viatris. The Mylan Board subsequently disclosed, prior to the shareholder vote on the Combination, its intended compensation program for Mr. Coury in that role. Shortly after the closing of the Combination, on November 20, 2020, the Viatris Compensation Committee and Board approved an employment agreement with Mr. Coury in connection with his service as Executive Chairman of the Company (the “Executive Chairman Agreement”).
The terms of the Executive Chairman Agreement, which has a term through December 31, 2025, are generally consistent with those previously described in Mylan’s definitive proxy statement filed on February 13, 2020 and the information statement included as Exhibit 99.1 to Viatris’ Form 8-K filed with the SEC on August 6, 2020.
Under the Executive Chairman Agreement, Mr. Coury receives (i) an annual base salary of $1.8 million, (ii) an annual performance-based target bonus equal to 150% of base salary, and (iii) an annual grant of long-term incentive compensation with a grant date value equal to 600% of base salary. In addition, Mr. Coury received a one-time cash recognition award of $10 million, which recognized and rewarded Mr. Coury for, among other things: the fact that Mr. Coury assumed an executive role with Mylan in April 2020 but did not receive an annual equity grant at that time (which, had it been awarded, would have been valued at approximately $10.8 million); his strategic leadership of Mylan; the unexpected and significantly increased efforts expended by Mr. Coury on company matters since April 2020, including during the COVID-19 pandemic; his significant leadership in the analysis and negotiations relating to the Combination and integration planning matters with respect to the Combination; and his expected leadership, direction and efforts for the combined company so that shareholders can realize the significant opportunity and benefits that are expected from the Combination. The Executive Chairman Agreement also provides that, upon termination of employment without cause, resignation for good reason, termination upon non-renewal, disability or death, each as defined in the Executive Chairman Agreement, Mr. Coury would receive (i) a severance payment equal to three times the sum of (x) his base salary at the time of termination and (y) the greater of his target bonus or highest bonus paid under the Executive Chairman Agreement through such date, (ii) a prorated annual bonus for the year of termination, (iii) accelerated vesting of equity awards held at the time of termination, and (iv) continued benefits for a three year period.
Pursuant to the Executive Chairman Agreement, Mr. Coury also received a shareholder-aligned grant of 1.6 million PRSUs, which are divided into five separate vesting tranches requiring significant share price appreciation and outstanding total shareholder returns (including dividends and other distributions) of 25%, 50%, 75%, 100% and 150% from the date of grant through December 30, 2025 (the “Value Creation Award”). In the case of the first three tranches, the awards are subject to a retention requirement through the first anniversary of achieving the shareholder return goal and in the case of the final two tranches, the awards are subject to a retention requirement through the term of the award. The award would vest in full upon termination of employment without cause, resignation for good reason, disability or death, each as defined in the Executive Chairman Agreement. The Viatris Compensation Committee as well as all of the independent members of the Viatris Board believe that the Executive Chairman Agreement and this heavily performance-based award will benefit all Viatris shareholders by further aligning and incentivizing Mr. Coury to achieve Viatris’ total shareholder return and return of capital goals.
Certain Arrangements with Messrs. Goettler and Narula
Following the closing of the Combination, Viatris entered into an agreement with Mr. Goettler pursuant to which Mr. Goettler would be entitled to receive an amount equal to two times his base salary and target bonus in the event of a termination without cause, which would increase to two and a half (2.5) times his base salary and target bonus in the event such termination occurred following the first anniversary of the Combination.
Pfizer was party to an agreement with Mr. Narula, which was assumed by Viatris, pursuant to which Mr. Narula would be entitled to an amount equal to two (2) times his base salary and his highest annual bonus paid by Pfizer, Upjohn or Viatris in respect of the four calendar years preceding his date of termination (even if paid in a later year) in the event of certain terminations within 24 months of the Combination.
In addition, the Make-Whole Awards issued to Messrs. Goettler or Narula would vest in connection with such terminations.
Certain Arrangements with Messrs. Malik and Mauro
Prior to the Combination, Mylan was party to Transition and Succession Agreements with each of Messrs. Malik and Mauro, which were assumed by Viatris upon closing of the Combination. The Transition and Succession Agreements govern the terms and conditions of each of Mr. Malik’s and Mr. Mauro’s employment and eligibility for severance benefits and payments for a two-year period following a change in control of Mylan, which occurred as a result of the Combination. In the event Mr. Malik and/or Mr. Mauro incurs a qualifying termination under the Transition and Succession Agreement through the second anniversary of the Combination, he would be entitled to a severance payment equal to three times the sum of his base salary and highest bonus paid, a pro rata bonus for the year of termination based on actual performance, and three years of continued health and other benefits. In addition, any equity awards held prior to the Combination would vest in connection with such termination.
To incentivize Mr. Malik and Mr. Mauro to remain with Viatris in light of their importance to the launch and integration of Viatris, as well as development and execution of strategies going forward, and their existing Transition and Succession Agreement severance rights, Viatris entered into a retention agreement with each of them pursuant to which each will have the opportunity to earn the value of the separation benefit under his respective Transition and Succession Agreement (approximately $11 million for Mr. Malik and approximately $6.5 million for Mr. Mauro) following a service period of two (2) years following the Combination (the “Retention Agreements”). The Transition and Succession Agreements will remain in effect pursuant to their existing terms, but in no event will Messrs. Malik or Mauro be eligible to earn both the benefits under their Transition and Succession Agreement and the Retention Agreement. The Transition and Succession Agreements will expire if payments are made pursuant to the corresponding Retention Agreements.

In addition, prior to the Combination, Mylan was party to a Retirement Benefit Agreement (the “Malik RBA”) with Mr. Malik, which was assumed by Viatris upon closing of the Combination. The Malik RBA provides Mr. Malik with a supplemental form of retirement and death benefit. Pursuant to the Malik RBA, Mr. Malik, upon retirement following completion of 10 or more years of service, would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 15% of the sum of his base salary and target annual bonus on the date of retirement for a period of 15 years. Having completed at least 10 years of continuous service as an executive, Mr. Malik is 100% vested in the retirement benefit under the Malik RBA. In addition, when Mr. Malik joined Mylan in January 2007, Mylan established a nonqualified deferred compensation plan on his behalf in light of the fact that he was not eligible for certain retirement plans at the time. Although the Company does not currently contribute to the plan account, it will be distributed to Mr. Malik upon termination of his employment, or upon other qualifying distribution events, such as his retirement, disability or death or the Company’s termination of the plan.
Mr. Malik agreed with the Viatris Compensation Committee that the Malik RBA would be frozen as of the Combination and that, for periods following the Combination, he would cease to accrue additional benefits under the Malik RBA following the Combination. Mr. Malik also agreed that he would no longer be eligible for tax equalization benefits that he has historically received.
As discussed above, in connection with negotiation of the Retention Agreements, each of Mr. Malik and Mr. Mauro agreed with the Viatris Compensation Committee to voluntarily waive his right to the Section 280G tax gross-up contained in his Transition and Succession Agreement.
The actions noted above are consistent with perspectives shared by shareholders during Mylan’s robust shareholder engagement efforts over the past several years.
Limited Perquisites
We provide certain limited perquisites to our NEOs, including the following:

•	Each NEO receives a car allowance or the use of a leased vehicle and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•
Our NEOs take an extraordinarily active approach to overseeing and managing Viatris’ global operations, which will necessitate a significant amount of U.S. domestic and international travel time after the lifting of COVID-based restrictions due to our diverse business centers, manufacturing and other facilities, and many client and vendor locations around the world. Viatris provides management with access to corporate aircraft to assist in the management of Viatris’ global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Viatris’ business, as well as privacy of business information and communications), we also may from time-to-time require certain executives to use corporate aircraft for business and personal purposes.

•	For reasons of continued security-related concerns, we may from time-to-time provide certain NEOs with personal security.

•
In 2020, in connection with the relocation of Messrs. Goettler and Narula to the United States and then to Pittsburgh, Pennsylvania, we provided certain limited repatriation and relocation benefits to each of them.

401(k) Restoration Plan
The 401(k) Restoration Plan (the “Restoration Plan”) permits employees (including NEOs) who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) for employees (other than the NEOs with a Retirement Benefit Agreement) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by Viatris), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under Viatris’ 401(k) plan if not for the limits on contributions and deferrals imposed by the Code. Company matching contributions immediately vest and Company non-elective contributions are subject to an initial three-year vesting period. Upon a change in control (as defined in the Restoration Plan), a participant will become 100% vested in any unvested portion of his or her non-elective contributions. Distributions of such participant’s vested account balance will be made in a lump sum within 60 days following a participant’s separation from service (or such later date as may be required by Section 409A of the Code).
Viatris 2021 Share Ownership Requirements
Viatris maintains robust share ownership requirements for our NEOs. The requirement is expressed as a multiple of base salary and shown in the table below.

Position	Ownership Requirement
Executive Chairman	6x
Chief Executive Officer	6x
President	4x
Other NEOs	3x
In addition to the NEOs, the Viatris share ownership policy covers the most senior employees at Viatris to promote an ownership culture and align the interests of the leadership team with those of shareholders. Each covered employee has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Common stock actually owned by the covered employee (including shares of common stock held by the covered employee in the Restoration Plan), as well as restricted shares and unvested RSUs and PRSUs count toward compliance with these requirements.
Clawback Policy
The Viatris Board has approved a clawback policy relating to incentive compensation programs. The policy provides that Viatris may take action to recoup annual incentive compensation and equity-based incentive compensation gains resulting from specified misconduct that causes Viatris to materially restate its financial statements. The policy also provides that Viatris may take action to recoup some or all bonus and equity incentive compensation in the event of executive misconduct involving material violations of law or Viatris policy as well as failure to manage or monitor another individual who committed such misconduct, and that the Board or a designated Board committee will disclose the circumstances of any recoupment relating to such misconduct if required by law or regulation or if it determines that disclosure is in the best interests of Viatris and its shareholders.
In addition, Viatris has a number of other policies in effect that govern our executive team’s behavior and that set out clear ethical expectations. Those policies, including our Code of Business Conduct and Ethics, empower Viatris to take a full range of disciplinary responses for any violations, and the Board and the

Viatris Compensation Committee are not otherwise constrained from seeking to clawback from or deny compensation to any member of the executive team in response to any breach of duties or ethics. The Board considers additional updates to the clawback policy from time-to-time. In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will respond accordingly.
Anti-Hedging and Anti-Pledging Policy
Viatris has a securities trading policy that prohibits directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act) (“Section 16 Officers”) and their respective designees from trading in hedging instruments or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments are defined as any prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include shares and options to purchase shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Viatris or any parent, subsidiary, or subsidiary of any parent of Viatris, as well as any derivative financial instruments pertaining to such securities, whether or not issued by us, such as options and forward contracts.
The policy also prohibits Directors and Section 16 Officers and their respective designees from entering into any transaction that involves the holding of our securities in a margin account (other than the “cashless exercise” of stock options) or the pledging of our securities as collateral for loans. The Viatris Compensation Committee may approve exceptions to the prohibition on the use of margin accounts or pledging or securities if, among other factors, the director or Section 16 Officer demonstrates, in advance, that he or she has the continuing financial capacity to repay any underlying loan or potential margin call without resorting to our securities held in such margin account or our pledged securities and is not in possession of any material information about the Company that has not been made widely available to the investing public.
Consideration of Risk in Company Compensation Policies
The Viatris Compensation Committee has considered risk management in determining compensation policies and believes that our programs are designed appropriately to encourage outstanding, consistent, sustainable business performance over extended periods of time. Management and the Viatris Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of objective performance measures, so that undue emphasis is not placed on one particular measure, and we employ different types of compensation to provide value over the short-, medium- and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequence that an overly formulaic approach may have on excessive risk-taking by management. At least annually, the Viatris Compensation Committee also receives a report from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant, on risk management in connection with the Company’s compensation program.
The Viatris Compensation Committee believes that our compensation policies and practices do not encourage excessive risk and are not reasonably likely to have a material adverse effect on the Company.

Role of the Viatris Compensation Committee
The Viatris Compensation Committee is comprised solely of independent Directors and oversees the design and implementation of our executive compensation programs. The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our Executive Chairman and CEO, recommends compensation and objectives to the independent, non-executive members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel, and an internal executive compensation team.
In 2020, the Mylan Compensation Committee retained Meridian to provide advice and information regarding the design and implementation of Viatris’ executive compensation programs. Meridian also provided information to the Mylan Compensation Committee regarding regulatory and other technical developments that may be relevant to Mylan’s executive compensation programs. In addition, Meridian provided the Mylan Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits and perquisites.
Meridian has provided similar advice to the Viatris Compensation Committee since the date of the closing of the Combination.
The Viatris Compensation Committee also receives advice from outside counsel including, but not limited to, Cravath, Swaine & Moore LLP.
The Viatris Compensation Committee performs an annual review of the independence of its outside advisors, consistent with NASDAQ requirements and the Viatris Compensation Committee charter.
Later in 2021, Viatris intends to file a definitive proxy statement containing both an advisory say-on-pay proposal as well as an advisory say-on-pay vote frequency proposal.
Tax Deduction Cap on Executive Compensation
Section 162(m) of the Code restricts the deductibility for U.S. Federal income tax purposes of the compensation paid to the CEO, CFO, each of the other NEOs who was an executive officer at the end of the applicable fiscal year and certain other executives to the extent that such compensation for such executive exceeds $1 million. As a result, except to the extent provided in limited transition relief, compensation over $1 million paid to any NEO is no longer deductible under Section 162(m) of the Code. The Board and the Viatris Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including, but not limited to, when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention or recognize and reward desired performance.

Compensation Committee Report
We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.
Respectfully submitted,
Melina Higgins
Neil Dimick
James Kilts
Pauline van der Meer Mohr
Compensation Committee Interlocks and Insider Participation
None of the members of the Viatris Compensation Committee during 2020 (Ms. Dillon, Ms. Higgins and Ms. van der Meer Mohr) was an officer or employee of Viatris, was formerly an officer of Viatris, or had any relationship requiring disclosure by Viatris under Item 404 of Regulation S-K. During 2020, no executive officer of Viatris served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Viatris.

Executive Compensation Tables
2020 Summary Compensation Table
The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2020 under the combined Mylan, Upjohn, and Viatris compensation programs.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
Robert J. Coury Executive Chair man	2020	1,800,000	10,000,000	12,451,936	—	4,405,590	—	399,850	29,057,376
Michael Goettler Chief Executive Officer	2020	871,875	1,000,000	2,400,000	—	951,675	—	249,355	5,472,905
Sanjeev Narula Chief Financial Officer	2020	539,183	1,000,000	425,000	—	303,021	—	661,719	2,928,923
Rajiv Malik President	2020	1,155,769	2,500,000	6,210,015	690,001	2,358,386	336,290	851,522	14,101,983
Anthony Mauro President, Developed Markets	2020	800,000	1,000,000	2,880,022	320,005	1,501,164	—	243,446	6,744,637
(1)
Represents the base salary actually paid to the NEO for the full calendar year 2020, including the salary paid by Mylan or Upjohn, as applicable, prior to the closing of the Combination and by Viatris after the closing of the Combination. For Mr. Coury, the amount includes the cash retainer received while serving as Mylan’s non-executive Chairman from January 1, 2020 through April 15, 2020, his base salary for serving as Mylan’s Executive Chairman from April 15, 2020 to the closing of the Combination, and his base salary for serving as Viatris’ Executive Chairman for the remainder of 2020.

(2)
In connection with the Combination, Mr. Coury received a one-time cash recognition award of $10 million (which recognized and rewarded Mr. Coury for, among other things: the fact that Mr. Coury assumed an executive role with Mylan in April 2020 but did not receive an annual equity grant at that time (which, had it been awarded, would have been valued at approximately $10.8 million); his strategic leadership of Mylan; the unexpected and significantly increased efforts expended by Mr. Coury on company matters since April 2020, including during the COVID-19 pandemic; his significant leadership in the analysis and negotiation relating to the Combination and integration planning matters with respect to the Combination; and his expected leadership, direction and efforts for the combined company so that shareholders can realize the significant opportunity and benefits that are expected from the Combination). In connection with the Combination, Messrs. Goettler and Narula each became entitled to receive a $1 million transaction-related payment previously granted to them by Pfizer. In connection with the Combination, Mr. Malik and Mr. Mauro received cash awards equal to $2.5 million and $1 million, respectively, in recognition of their significant efforts in connection with integration planning matters related to the Combination in addition to their customary responsibilities.

(3)
Represents the grant date fair value of the long-term incentive awards granted to the NEO in 2020, as applicable. With respect to Mr. Coury, the grant date fair value represents the 1.6 million PRSUs granted by Viatris in connection with the Combination pursuant to his Value Creation Award, based on the Monte Carlo value equal to $12,451,936. For details regarding this performance-based program see “Executive Chairman Employment Agreement” on page 35 of this Form 10-K/A. With respect to Messrs. Goettler and Narula, the grant date fair value represents cash-based awards granted by Pfizer in 2020 prior to the Combination, equal to $2,400,000 and $425,000, respectively. In connection with the Combination, these and certain other Pfizer awards were canceled and forfeited and Messrs. Goettler and Narula were granted Viatris RSUs to replace such forfeited Pfizer awards. For more information on the conversion of Pfizer awards into Viatris RSUs upon the closing of the Combination, see “Combination-Related Treatment of Pfizer’s 2020 Long-Term Incentive Grants to Legacy Upjohn Executives” on page 34 of this Form 10-K/A.

With respect to Messrs. Malik and Mauro, the grant date fair value represents RSUs and PRSUs granted by Mylan in 2020 prior to the Combination. In the case of PRSUs, value is based on the target value as follows: Mr. Malik ($3,450,010) and Mr. Mauro ($1,600,014). If the maximum achievement of performance goals had been assumed, the grant date fair value of such PRSUs would have been as follows: Mr. Malik ($6,210,032) and Mr. Mauro ($2,880,040). For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. In connection with the Combination, PRSUs were converted into an award of Viatris RSUs on a one-for-one basis assuming target level performance and RSUs were also converted into Viatris RSUs on a one-for-one basis. For more information on the conversion of Mylan PRSUs and RSUs into Viatris equity awards upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(4)
Represents the grant date fair value of the option awards granted by Mylan in 2020 prior to the Combination. For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. In connection with the Combination, these option awards were converted into options to purchase shares of Viatris common stock on a one-for-one basis. For more information on the conversion of Mylan options into Viatris options upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(5)
Represents amounts paid under the Company’s non-equity incentive compensation plan. Since the Combination did not close until November 16, 2020, annual incentive awards for 2020 represented a combination of payments in respect of Mylan and Upjohn’s bonus programs for three-quarters of 2020 and assumed target level performance for the remainder of 2020. For a discussion of this plan, see “2020 Annual Incentive Compensation Programs” on page 30 of this Form 10-K/A.

(6)
Represents the aggregate change in present value of Mr. Malik’s accumulated benefit under the Malik RBA. As described herein, the Malik RBA was frozen as of the Combination and Mr. Malik no longer accrues additional benefits under the agreement. In computing this amount, we used the same assumptions that were used to determine the expense amounts recognized in our 2020 financial statements. In 2020, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of $336,290 for Mr. Malik. For further information concerning the Malik RBA, see the Pension Benefits for 2020 Table set forth below “Certain Arrangements with Messrs. Malik and Mauro,” beginning on page 36 of this Form 10-K/A. Messrs. Goettler and Narula participated in pension plans of Pfizer prior to the Combination, and Pfizer retained all liabilities with respect to such plans.

(7)	Amounts shown in this column are detailed in the following chart.

Name	Fiscal Year	Use of Company Provided Automobile ($) (a)	Personal Use of Company Aircraft ($) (b)	Expatriate Benefits ($) (c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($) (d)	Restoration Plan Contribution ($) (e)	Other ($) (f)	Total ($)
Robert J. Coury	2020	25,111	30,363	—	28,300	275,306	40,770	399,850
Michael Goettler	2020	2,400	—	43,863	9,750	193,199	143	249,355
Sanjeev Narula	2020	2,400	—	631,856	7,231	20,089	143	661,719
Rajiv Malik	2020	2,204	9,482	606,221	31,222	182,052	20,341	851,522
Anthony Mauro	2020	19,200	—	—	31,484	189,360	3,402	243,446
(a)
In the case of Messrs. Coury, Goettler, Narula and Mauro, these numbers represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

(b)
Amounts disclosed represent the actual aggregate incremental costs associated with the personal use of corporate aircraft (Mr. Coury, $30,363 and Mr. Malik, $9,482). Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees and other trip-related variable costs. Because the aircrafts are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated.

(c)
In the case of Messrs. Goettler and Narula, amounts disclosed include the value of certain expatriate, repatriation and relocation benefits of $43,863 and $631,856, respectively, paid by Pfizer and/or Viatris in 2020. Repatriation for Messrs. Goettler and Narula occurred on September 30, 2020. Expatriate benefits for Mr. Malik represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally paid for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. Amount shown for 2020 for Mr. Malik is net of Mylan’s estimated tax refunds for each year. The estimated refund was $274,822 for 2020. As of the Combination, Mr. Malik will no longer be eligible for legacy tax equalization benefits that he had historically received from Mylan.

(d)
Amounts disclosed for each NEO include a matching contribution for Messrs. Coury ($11,200), Narula ($1,231), Malik ($14,122), and Mauro ($14,384), and a profit sharing contribution received in March 2021 in respect of fiscal year 2020 for Messrs. Coury ($17,100), Goettler ($9,750), Narula ($6,000) and to each of Messrs. Malik and Mauro ($17,100).

(e)
Amounts disclosed include, for Messrs. Coury, Goettler and Mauro, a matching contribution under the Restoration Plan of $215,857, $36,467 and $130,584, respectively, and a profit sharing contribution under the Restoration Plan received in March 2021 in respect of fiscal year 2020 for each of Messrs. Coury, Malik and Mauro equal to $59,449, $182,052, and $58,776, respectively. Amounts disclosed for Messrs. Goettler and Narula include Retirement Savings Contributions under Pfizer’s plans in the amount of $156,732 and $20,089, respectively.

(f)
Represents health insurance for Messrs. Coury ($29,102) and Malik; certain personal security services for Messrs. Coury and Malik; events for Mr. Malik; tax preparation services related to U.K. tax returns for Messrs. Coury and Mauro; long-term disability premiums for Messrs. Coury, Goettler, Narula, Malik and Mauro; and international travel assistance premiums for Messrs. Coury, Malik and Mauro.

Grants of Plan-Based Awards for 2020
The following table summarizes grants of plan-based awards made to each NEO during 2020.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards (2)
NAME	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	EXERCISE OR BASE PRICE OF OPTION AWARDS ($/SH)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Robert J. Coury			1,350,000	2,700,000	5,400,000	—	—	—	—	—	—	—
	11/23/2020	11/20/2020	—	—	—	320,000	960,000	1,600,000	—	—	—	12,451,936
Michael Goettler			442,640	885,279	1,770,558	—	—	—	—	—	—	—
	2/27/2020	—	—	—	—	—	—	—	—	—	—	2,400,000	(6)
Sanjeev Narula			140,940	281,880	563,760	—	—	—	—	—	—	—
	2/27/2020	—	—	—	—	—	—	—	—	—	—	425,000	(6)
Rajiv Malik			722,678	1,445,355	2,890,710	—	—	—	—	—
	3/2/2020	2/19/2020	—	—	—	78,948	197,369	355,265	—	—	—	3,450,010
	3/2/2020	2/19/2020	—	—	—	—	—	—	157,895	—	—	2,760,005
	3/2/2020	2/19/2020	—	—	—	—	—	—	—	84,871	17.48	690,001
Anthony Mauro			460,000	920,000	1,840,000	—	—	—	—	—
	3/2/2020	2/19/2020	—	—	—	36,614	91,534	164,762	—	—	—	1,600,014
	3/2/2020	2/19/2020	—	—	—	—	—	—	73,227	—	—	1,280,008
	3/2/2020	2/19/2020	—	—	—	—				39,361	17.48	320,005
(1)
The performance goals under the annual incentive compensation program applicable to the NEOs during 2020 are described above in the CD&A. Since the Combination did not close until November 16, 2020, annual incentive awards for 2020 represented a combination of payments in respect of Mylan’s and Upjohn’s annual incentive programs for three-quarters of 2020 and assumed target level performance for the remainder of 2020. For a discussion of these awards, see “2020 Annual Incentive Compensation Programs” on page 30 of this Form 10-K/A.

(2)
For Messrs. Malik and Mauro, consists of PRSUs awarded under Mylan’s Amended and Restated 2003 Long-Term Incentive Plan (the “Amended 2003 Plan”). The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2020 table. In connection with the Combination, these PRSUs were converted into an award of Viatris RSUs on a one-for-one basis assuming target level performance. For more information on the conversion of Mylan PRSUs into Viatris RSUs upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A. For Mr. Coury, represents the 1.6 million PRSUs Mr. Coury received in connection with the Combination pursuant to his Value Creation Award. For details regarding this performance-based program see “Executive Chairman Employment Agreement” on page 35 of this
Form 10-K/A.

(3)
Consists of RSUs awarded under Mylan’s Amended 2003 Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2020 table. In connection with the Combination, these RSUs were converted into an award of Viatris RSUs on a one-for-one basis. For more information on the conversion of Mylan RSUs into Viatris RSUs upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(4)
Represents the grant of stock options awarded under the Amended 2003 Plan. Stock options were granted with an exercise price equal to the closing price of Mylan’s shares on the date of grant. The vesting terms applicable to these awards are described below following the Outstanding Equity Awards at the End of 2020 table. In connection with the Combination, these option awards were converted into options to purchase shares of

Viatris common stock on a one-for-one basis. For more information on the conversion of Mylan options into Viatris options upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(5)
Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(6)
Represents cash-based awards granted by Pfizer to Messrs. Goettler and Narula in 2020. In connection with the Combination, Viatris granted Make-Whole RSU awards to Messrs. Goettler and Narula to replace the Pfizer equity awards forfeited by such NEOs. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2020 table. For more information on the conversion of Pfizer awards into Viatris RSUs upon the closing of the Combination, see “Combination-Related Treatment of Pfizer’s 2020 Long-Term Incentive Grants to Legacy Upjohn Executives” on page 34 of this Form 10-K/A.

Outstanding Equity Awards at the End of 2020
The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2020.

	Option Awards				Stock Awards
NAME	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($a)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Robert J. Coury	4,413	—	22.66	3/2/2021	—		—	—		—
	4,266	—	23.44	2/22/2022	—		—	—		—
	3,236	—	30.90	3/6/2023	—		—	—		—
	58,952	—	55.84	3/5/2024	—		—	—		—
	63,235	—	50.66	11/17/2025	—		—	—		—
	82,776	—	46.27	2/17/2026	—		—	—		—
	—	—	—	—	250,000		4,685,000	—		—
	—	—	—	—	—		—	1,600,000	(4)	29,984,000
Michael Goettler	—	—	—	—	3,499	(5)	65,571	—		—
	—	—	—	—	53,958	(5)	1,011,173	—		—
	—	—	—	—	119,975	(5)	2,248,332	—		—
Sanjeev Narula	—	—	—	—	21,246	(5)	398,150	—		—
Rajiv Malik	34,389	—	55.84	3/5/2024	—		—	—		—
	41,637	—	50.66	11/17/2025	—		—	—		—
	50,168	—	46.27	2/17/2026	—		—	—		—
	65,574	—	45.18	3/3/2027	—		—	—		—
	47,733	23,867	40.97	3/2/2028	—		—	—		—
	20,018	40,035	27.45	3/1/2029	—		—	—		—
	—	84,871	17.48	3/2/2030	14,645		274,447	—		—
	—	—	—	—	73,225	(6)	1,372,237	—		—
	—	—	—	—	67,031		1,256,161	—		—
	—	—	—	—	125,684	(6)	2,355,318	—		—
	—	—	—	—	157,895		2,958,952	—		—
	—	—	—	—	197,369	(6)	3,698,695	—		—
Anthony Mauro	4,266	—	23.44	2/22/2022	—		—	—		—
	3,236	—	30.90	3/6/2023	—		—	—		—
	12,009	—	55.84	3/5/2024	—		—	—		—
	16,265	—	50.66	11/17/2025	—		—	—		—
	27,314	—	46.27	2/17/2026	—		—	—		—
	29275	—	45.18	3/3/2027	—		—	—		—
	19,889	9,944	40.97	3/2/2028	—		—	—		—
	9,284	18,567	27.45	3/1/2029	—		—	—		—
	—	39,361	17.48	3/2/2030	—		—	—		—
	—	—	—	—	6,102		114,351	—		—
	—	—	—	—	30,511	(6)	571,776	—		—
	—	—	—	—	31,087		582,570	—		—
	—	—	—	—	58,288	(6)	1,092,317	—		—
	—	—	—	—	73,227		1,372,274	—		—
	—	—	—	—	91,534	(6)	1,715,347	—		—

(1)
In connection with the Combination, Mylan option awards were converted into Viatris option awards on a one-for-one basis. Vesting dates applicable to unvested stock options are as follows, in each case, generally subject to continued employment with Viatris: on March 2, 2021, the unvested options at the $40.97 exercise price for Messrs. Malik and Mauro vested; one-half of the unvested stock options at the $27.45 exercise price for Messrs. Malik and Mauro vested on March 2, 2021; and the unvested stock options at the $17.48 exercise price for Messrs. Malik and Mauro will vest in three equal annual installments beginning March 2, 2021. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards) and remain exercisable for the remainder of the original term. For more information on the conversion of Mylan options into Viatris options upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(2)
In connection with the Combination, Mylan RSUs were converted into Viatris RSU awards on a one-for-one basis. On March 2, 2021, 14,645 RSUs for Mr. Malik and 6,102 RSUs for Mr. Mauro vested. Of the 67,031 RSUs for Mr. Malik, 33,515 vested on March 2, 2021, and 33,516 will vest on March 2, 2022; of the 31,087 RSUs for Mr. Mauro, 15,543 vested on March 2, 2021, and 15,544 will vest on March 2, 2022. 157,895 RSUs for Mr. Malik and 73,227 RSUs for Mr. Mauro vest in three equal annual installments beginning on March 2, 2021, and 250,000 RSUs for Mr. Coury will vest on June 24, 2021. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. For more information on the conversion of Mylan RSUs into Viatris RSUs upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

(3)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s shares as of December 31, 2020, $18.74.
(4)
In connection with the Combination, Viatris granted 1.6 million PRSUs to Mr. Coury pursuant to his Value Creation Award. The PRSUs were granted on November 23, 2020 and are divided into five separate vesting tranches requiring share price appreciation and shareholder returns (including dividends and other distributions) of 25%, 50%, 75%, 100% and 150% from the date of grant through December 30, 2025. In the case of the first three tranches, the PRSUs are subject to a retention requirement through the first anniversary of achieving the shareholder return goal, and in the case of the final two tranches, the PRSUs are subject to a retention requirement through the term of the award. The PRSUs would vest in full upon termination of employment without cause, resignation for good reason, disability or death. For details regarding these PRSUs see “Executive Chairman Employment Agreement” on page 35 of this Form 10-K/A.

(5)
In connection with the Combination, Viatris granted Make-Whole RSU awards to Messrs. Goettler and Narula to replace the Pfizer equity awards forfeited by such NEOs. These Make-Whole RSU awards have the same vesting schedule as the original Pfizer awards and will cliff-vest on the third anniversary of the original grant date. On February 22, 2021, 3,499 RSUs vested for Mr. Goettler; Mr. Goettler is expected to vest in 53,958 RSUs on February 28, 2022; Mr. Goettler is expected to vest in 119,975 RSUs and Mr. Narula is expected to vest in 21,246 RSUs on February 27, 2023. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. For any other termination reason, these RSUs will be forfeited. For more information on the conversion of Pfizer awards into Viatris RSUs upon the closing of the Combination, see “Combination-Related Treatment of Pfizer’s 2020 Long-Term Incentive Grants to Legacy Upjohn Executives” on page 34 of this Form 10-K/A.

(6)
In connection with the Combination, all outstanding Mylan PRSUs were converted into Viatris RSU awards on a one-for-one basis assuming target level performance. On March 2, 2021, Mr. Malik vested in 73,225 shares and Mr. Mauro vested in 30,511 shares or 100% of their original target PRSUs. On March 2, 2022, Mr. Malik is expected to vest in 125,684 shares and Mr. Mauro is expected to vest in 58,288 shares which represents 100% of their original target PRSUs. On March 2, 2023, Mr. Malik is expected to vest in 197,369 shares and Mr. Mauro is expected to vest in 91,534 shares. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. The remaining converted Viatris RSUs are expected to vest upon the earliest to occur of (i) March 2, 2022 or March 2, 2023, as applicable, (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following a change in control, and (iii) the executive’s death or disability. For more information on the conversion of Mylan PRSUs into Viatris RSUs upon the closing of the Combination, see “Mylan’s 2020 Long-Term Incentive Grants to Legacy Mylan Executives” on page 33 of this Form 10-K/A.

Option Exercises and Stock Vested for 2020
The option awards and stock awards reflected in the table below were exercised or became vested for the NEOs during 2020.

	Option Awards		Stock Awards
NAME	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert J. Coury	—	—	—	—
Michael Goettler	—	—	—	—
Sanjeev Narula	—	—	—	—
Rajiv Malik	—	—	91,544	1,548,563
Anthony Mauro	—	—	41,013	693,861
Pension Benefits for 2020
The following table summarizes the benefits accrued by Mr. Malik as of December 31, 2020, under the Executive Plan and Malik RBA in effect during 2020. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name (1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Robert J. Coury	N/A	N/A	—	—
Michael Goettler	N/A	N/A	—	—
Sanjeev Narula	N/A	N/A	—	—
Rajiv Malik	The Executive Plan for Rajiv Malik (3)	N/A	441,652	—
Rajiv Malik	Retirement Benefit Agreement (4)	14	5,342,449	—
Anthony Mauro	N/A	N/A	—	—
(1)	Messrs. Coury, Goettler, Narula, and Mauro are not party to a defined benefit pension arrangement.

(2)	See pages 38 and 42 of this Form 10-K/A for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.
(4)	Retirement Benefit Agreement has been frozen. Mr. Malik will no longer accrue any additional benefits under the agreement.
Nonqualified Deferred Compensation
The following table sets forth information relating to the Restoration Plan for 2020.

NAME	Aggregate Balance at Last FYE	Executive Contributions in Last FY	Company Profit Sharing and Match Contributions in Last FY	Aggregate Earnings (Loss) in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at FYE
Robert J. Coury	—	39,633	39,633	6,530	—	85,796
Michael Goettler	—	—	—	—	—	—
Sanjeev Narula	—	—	—	—	—	—
Rajiv Malik	421,610	—	152,198	135,440	—	709,248
Anthony Mauro	2,356,177	75,984	226,782	(145,112)	—	2,513,831
Estimated Potential Payments in Connection with a Termination of Employment or Change in Control

The following discussion summarizes the potential payments and benefits that would have been payable to each of the NEOs upon a termination of employment or upon a change in control, in each case, as of December 31, 2020. The amounts discussed below exclude (i) 401(k) retirement plan contributions and distributions that are generally available to all salaried employees, (ii) payments pursuant to vested Restoration Plan balances and vested rights under Retirement Benefit Agreements, (iii) payments pursuant to awards scheduled to vest on or before December 31, 2020 by their terms, (iv) any amounts that may be due at the time of an event in the table below in respect of accrued and unpaid salary, bonuses or vacation and (v) the value of each NEOs’ annual bonus for the 2020 completed fiscal year as the year was complete as of December 31, 2020. These are estimates only and actual amounts payable upon such terminations may be different and will only be determined upon the actual occurrence of any such event.
Robert J. Coury
Mr. Coury is entitled to severance payments and benefits upon certain terminations of employment pursuant to the Executive Chairman Agreement as summarized above under “Executive Chairman Employment Agreement” and his equity award agreements with Viatris.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Coury’s employment was terminated on December 31, 2020 by Viatris without cause, upon resignation for good reason or due to his death or disability (in each case, as defined in the Executive Chairman Agreement), he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and target or highest bonus paid, (2) three years of continued health and other benefits and (3) full vesting of his RSUs and PRSUs. The estimated values of such payments and benefits, assuming a December 31, 2020 termination, would have been (i) $13,648,501, in respect of cash severance and other benefits and (ii) $34,669,000, in respect of the vesting of his RSUs and PRSUs. These amounts would not be enhanced if these events occurred following a change in control of Viatris.

Michael Goettler
Mr. Goettler is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Viatris as summarized above under “Certain Arrangements with Messrs. Goettler and Narula” and his equity award agreements with Viatris.
Resignation for Good Reason or Termination Without Cause
.
If Mr. Goettler’s employment was terminated on December 31, 2020 by Viatris without cause, he would have been entitled to (1) a lump sum payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination and (2) full vesting of his Make-Whole RSUs (which vesting with respect to the Make-Whole RSUs would also apply in the event of a resignation for good reason). The estimated values of such payments and benefits, assuming a December 31, 2020 termination, would have been (i) $6,500,000, in respect of cash severance and (ii) $3,325,076, in respect of the vesting of his Make-Whole RSUs. Mr. Goettler is not entitled to cash severance payments in connection with a termination of employment due to death or disability or enhanced severance payments in connection with terminations following a change in control of Viatris.
Sanjeev Narula
Mr. Narula is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Pfizer as summarized above under “Certain Arrangements with Messrs. Goettler and Narula” and his equity award agreements with Viatris.
Resignation for Good Reason or Termination Without Cause
.
If Mr. Narula’s employment was terminated on December 31, 2020 by Viatris without cause or upon resignation by Mr. Narula for good reason (as defined in the letter agreement or equity award agreements), he would have been entitled to (1) a lump sum payment equal to two times the sum of his base salary and his highest annual bonus paid by Pfizer, Upjohn or Viatris in respect of the four calendar years preceding his date of termination (even if paid in a later year) and (2) full vesting of his Make-Whole RSUs. The estimated values of such payments and benefits, assuming a December 31, 2020 termination, would have been (i) $2,214,024, in respect of cash severance and (ii) $398,150, in respect of the vesting of his Make-Whole RSUs. Mr. Narula is not entitled to cash severance payments in connection with a termination of employment due to death or disability or enhanced severance payments in connection with terminations following a change in control of Viatris.
Rajiv Malik
Mr. Malik is entitled to severance payments and benefits upon certain terminations of employment pursuant to his Transition and Succession Agreement with Mylan (which was assumed by Viatris) as summarized above under “Certain Arrangements with Messrs. Malik and Mauro” and his equity award agreements with Viatris. Because the Combination constituted a change in control of Mylan, the Transition and Succession Agreement will apply to terminations of employment through the 24 month anniversary of the Combination.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Malik’s employment was terminated on December 31, 2020 by Viatris without cause, upon resignation for good reason or due to his death or disability (in each case, as defined in the Transition and Succession Agreement or equity award agreements), he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and highest bonus paid, (2) three years of continued health and other benefits and (3) full vesting of his RSUs and stock options. Mr. Malik is also entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives following a termination of employment. As discussed above, in connection with the Combination, Mr. Malik waived his right to a

Section 280G excise tax gross up. The estimated values of such payments and benefits, assuming a December 31, 2020 termination, would have been (i) $11,231,298, in respect of cash severance and other benefits and (ii) $12,022,747, in respect of the vesting of his RSUs and stock options.
Anthony Mauro
Mr. Mauro is entitled to severance payments and benefits upon certain terminations of employment pursuant to his Transition and Succession Agreement with Mylan (which was assumed by Viatris) as summarized above under “Certain Arrangements with Messrs. Malik and Mauro” and his equity award agreements with Viatris. Because the Combination constituted a change in control of Mylan, the Transition and Succession Agreement will apply to terminations of employment through the 24 month anniversary of the Combination.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Mauro’s employment was terminated on December 31, 2020 by Viatris without cause, upon resignation for good reason or due to his death or disability (in each case, as defined in the Transition and Succession Agreement or equity award agreements), he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and highest bonus paid, (2) three years of continued health and other benefits and (3) full vesting of his RSUs and stock options. The estimated values of such payments and benefits, assuming a December 31, 2020 termination, would have been (i) $5,751,218, in respect of cash severance and other benefits and (ii) $5,498,231, in respect of the vesting of his RSUs and stock options.

CEO Pay Ratio
As the Combination did not close until the middle of the fourth quarter of 2020, Viatris has not yet completed its first full fiscal year of operations and integration of Global Human Resources systems and is not yet subject to the requirements of Item 402(u) of Regulation S-K, as the stub Viatris fiscal year 2020 represents a transition period. Therefore, we are not providing a pay ratio disclosure in this CD&A. Viatris intends on fully complying with Item 402(u) of Regulation S-K beginning in our disclosures related to fiscal year 2021.

Non-Employee Director Compensation for 2020
The following table sets forth information concerning the compensation earned by Viatris’ non-employee Directors (each a “Non-Employee Director,” and, together, the “Non-Employee Directors”) for 2020. Directors who are employees of Viatris (Messrs. Coury, Goettler and Malik) receive no compensation for their Board service. With respect to the Non-Employee Directors who served on the Mylan Board of Directors until the closing of the Combination (Mses. Dillon, Higgins and van der Meer Mohr and Messrs. Dimick, Korman, Mark and Parrish), since Viatris holds the Mylan business as a result of the Combination, such service has a direct relationship with Viatris and therefore the amounts below include the 2020 pro-rated compensation received from Mylan by such Non-Employee Directors prior to the closing of the Combination as well as the 2020 pro-rated compensation received from Viatris by such Non-Employee Directors after the closing of the Combination. With respect to the Non-Employee Directors who served on Pfizer’s board of directors until the closing of the Combination (Messrs. Cornwell and Kilts), since prior to the Combination Pfizer had, among other things, transferred to Viatris substantially all of the assets and liabilities comprising the Upjohn Business and thereafter distributed to Pfizer shareholders all of the issued and outstanding shares of Viatris, such service does not have a direct relationship with Viatris and therefore the amounts below only include the 2020 pro-rated compensation received from Viatris by such Non-Employee Directors following the closing of the Combination. Mr. Read did not serve on the Mylan or Pfizer boards of directors in 2020 prior to the closing of the Combination and, therefore, the amounts below only include the 2020 pro-rated compensation received from Viatris by Mr. Read following the closing of the Combination. Prior to the closing of the Combination, the Upjohn board of directors consisted of three employee directors, Ms. Madden, Mr. Giordano and Mr. Supran, who were not independent and did not receive compensation for their service on the Upjohn board of directors. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)		RSUs ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
W. Don Cornwell (1)	12,500		—	—	—	12,500
JoEllen Lyons Dillon (2)	197,500		165,011	50,008	25,898	438,417
Neil Dimick (2)	185,000		165,011	50,008	29,538	429,556
Melina Higgins (2)	177,500		165,011	50,008	23,177	415,695
James Kilts (1)	12,500		—	—	—	12,500
Harry A. Korman (2)	148,750		165,011	50,008	14,791	378,559
Richard Mark (2)	125,000		165,011	50,008	6,667	346,686
Mark W. Parrish (2)	265,000		165,011	50,008	24,013	504,031
Ian Read (1)	12,500		—	—	—	12,500
Pauline van der Meer Mohr (2)	130,000	(3)	165,011	50,008	10,136	355,155

(1)
The amounts reported reflect fees earned by Messrs. Cornwell, Kilts and Read, each of whom was elected to the Board in connection with the Combination, during the period beginning on November 16, 2020 and ending on December 31, 2020. Information regarding the compensation earned by each of them in 2020 for their service to Pfizer can be found in Pfizer’s 2021 Proxy Statement.

(2)
The amounts reported reflect fees earned by Messrs. Dimick, Korman, Mark and Parrish and Mses. Dillon, Higgins and van der Meer Mohr, a portion of which relates to his or her service on the Mylan Board from January 1, 2020 to November 16, 2020, and the remaining portion of which relates to his or her service on the Viatris Board following the Combination through December 31, 2020.

(3)	Fees earned by Ms. van der Meer Mohr were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made.
(4)
Represents the grant date fair value of the specific award granted to the Non-Employee Director. RSU awards and option awards granted in 2020 vested on March 2, 2021. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2020, were as follows: Ms. Dillon, 9,440; Mr. Dimick, 9,440; Ms. Higgins, 9,440; Mr. Korman, 9,440; Mr. Mark, 9,440; Mr. Parrish, 9,440; and Ms. van der Meer Mohr, 9,440. The aggregate number of shares subject to stock options held by the Non-Employee Directors, as of December 31, 2020, were as follows: Ms. Dillon, 24,780; Mr. Dimick, 24,780; Ms. Higgins, 31,403; Mr. Korman, 30,770; Mr. Mark, 12,260; Mr. Parrish, 24,780; and Ms. van der Meer Mohr, 13,949.

(5)	Represents a reimbursement for certain U.K. taxes that were incurred as a result of attendance at Mylan Board Meetings in the U.K. from 2015 through 2020.
Viatris’ compensation philosophy for Non-Employee Directors is designed to attract and retain Directors with the experience necessary to represent the Company and oversee executive management. On an annual basis, the Viatris Compensation Committee considers market data for our Compensation Peer Group and input received from the Viatris Compensation Committee’s consultant regarding market practices for Director compensation. Any changes to Director compensation are approved by the Viatris Compensation Committee and the independent Directors.
Non-Employee Director Cash and Equity Compensation
In 2020, Non-Employee Directors of both Mylan and Viatris each received a pro-rated $100,000 annual retainer for their service on the boards of Viatris and/or Mylan. Non-Employee Directors also were reimbursed for actual expenses relating to meeting attendance.
In 2020, the Non-Employee Directors of both Mylan and Viatris also received the following additional fees for their service on committees of the Viatris and/or Mylan boards, payable in each case in four equal quarterly installments (pro-rated for any partial quarter):

•	The Chair of the Audit Committee received an additional fee of $30,000 per year;

•	The Chair of the Compensation Committee received an additional fee of $25,000 per year;

•	The Chair of the Compliance Committee received an additional fee of $30,000 per year;

•	The Chair of the Finance Committee received an additional fee of $25,000 per year;

•	The Chair of the Governance and Nominating Committee received an additional fee of $25,000 per year;

•	The Chair of the Risk Oversight Committee received an additional fee of $25,000 per year;

•	The Chair of the Science and Technology Committee received an additional fee of $25,000 per year;

•	Each member of the Executive Committee who was a Non-Employee Director received an additional fee of $30,000 per year;

•	Each member of the Audit Committee, Compensation Committee, Governance and Nominating Committee, and Risk Oversight Committee received an additional fee of $15,000 per year;

•	Each member of the Compliance Committee, Finance Committee, and each Non-Employee Director of the Science and Technology Committee received an additional fee of $10,000 per year; and

•	The Lead Independent Director received an additional fee of $60,000 per year.
In 2020, Non-Employee Directors of Mylan also were eligible to receive stock options or other grants under the Amended 2003 Plan. In March 2020, each Non-Employee Director, other than Mr. Coury, was granted an option to purchase 6,151 ordinary shares at an exercise price of $17.48 per share, the closing price per share of Mylan’s ordinary shares on the date of grant, which option vested on March 2, 2021, and 9,440 RSUs, which also vested on March 2, 2021.
Director Compensation Structure for 2021
In March 2021, the Viatris Compensation Committee and the independent Directors approved the following Director compensation structure effective as of January 2021:

Element of Compensation	Amount
Board Member Retainer	$150,000
Committee Chair Fee	$25,000
Executive Committee Member Fee	$25,000
Lead Independent Director Compensation	$50,000
Annual Equity Grant Value (RSUs)	$200,000
Non-Employee Directors are also eligible to receive matching charitable contributions under the Company’s Director Matching Gift Program. Under this program, to the extent Directors choose to make charitable contributions to qualifying charitable organizations, the Company matches those contributions dollar-for-dollar up to an annual limit of $20,000 per person per calendar year.
Non-Employee Director Share Ownership Guidelines
In November 2020, the Viatris Board established share ownership requirements for Non-Employee Directors which required each Director to hold common stock valued at three times the amount of his or her annual cash retainer, excluding any cash retainer paid for committee service. Effective January 1, 2021, the Board adopted revised share ownership guidelines for Non-Employee Directors, requiring each to hold common stock valued at five times the amount of their annual cash retainer, excluding any cash retainer paid for committee service. Each Non-Employee Director has five years from his or her start date to attain compliance. These guidelines further demonstrate alignment of Viatris Directors’ interests with shareholders’ interests for the duration of their Board service. Common stock actually owned by the non-employee director as well as restricted shares and unvested RSUs count toward compliance with these requirements.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

Security Ownership of Directors, Nominees and Executive Officers
The following table sets forth information regarding the beneficial ownership of common stock of Viatris Inc. as of April 26, 2021 by (i) each Viatris Director, (ii) each NEO, and (iii) all Directors and executive officers of Viatris Inc. as a group (based on 1,208,643,411 shares of common stock of Viatris Inc. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 26, 2021. To Viatris’ knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Viatris Inc., 1000 Mylan Boulevard, Canonsburg, PA, 15317. As noted above, each Non-Employee Director has five years from his or her state date to attain compliance with our Stock Ownership Guidelines. In addition, each of our covered employees has five years to achieve minimum ownership requirements, as discussed in more detail in the Compensation Discussion & Analysis section of this document.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days		Percent of Class
W. Don Cornwell	3,000		—		*
Robert J. Coury	1,383,587		462,465	(1)	*
JoEllen Lyons Dillon	25,067	(2)	24,780		*
Neil Dimick	60,703		24,780		*
Michael Goettler	6,081		—		*
Melina Higgins	122,571	(3)	31,403		*
James Kilts	64,905		—		*
Harry A. Korman	36,141		30,770		*
Rajiv Malik	722,701	(4)	331,694		*
Richard A. Mark	18,668		12,260		*
Anthony Mauro	168,124	(5)	153,886		*
Sanjeev Narula	7,314		—		*
Mark W. Parrish	67,753		24,780		*
Ian Read	—		—		*
Pauline van der Meer Mohr	15,705		13,949		*
All Directors and executive officers as a group (20 persons (6) )	2,739,662		1,239,883		*

*	Less than 1%.
(1)	Includes 250,000 RSUs scheduled to vest on June 24, 2021.
(2)	Includes 18 shares of common stock held by Ms. Dillon’s spouse.
(3)	Includes 74,000 shares of common stock held by Ms. Higgins’ spouse.
(4)
Includes 88,365 shares held in a grantor retained annuity trust of which Mr. Malik is the sole trustee and 460,319 shares held in an irrevocable trust for the benefit of Mr. Malik’s spouse and children.

(5)	Includes 5,574 shares held in Mr. Mauro’s 401(k) account.
(6)	Includes the 15 individuals set forth above as well as Messrs. Campbell, Cuneo, Ni, Roman and Taddese.

Security Ownership of Certain Beneficial Owners
The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the shares of common stock of Viatris as of April 26, 2021 (based on 1,208,643,411 shares of common stock of Viatris Inc. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	129,072,141	(1)	10.68%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	89,526,414	(2)	7.41%
Wellington Management Group LLP and affiliates, 280 Congress Street, Boston, MA 02210	69,811,210	(3)	5.78%

(1)
Based on the Schedule 13G filed by The Vanguard Group with the SEC on January 8, 2021, The Vanguard Group has sole voting power over 0 shares of common stock, shared voting power over 2,028,926 shares of common stock, sole dispositive power over 123,690,942 shares of common stock and shared dispositive power over 5,381,199 shares of common stock.

(2)
Based on the Schedule 13G filed by BlackRock, Inc. with the SEC on February 2, 2021, BlackRock, Inc. has sole voting power over 78,521,524 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 89,526,414 shares of common stock and shared dispositive power over 0 shares of common stock.

(3)
Based on the Schedule 13G filed by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP with the SEC on February 4, 2021, Wellington Management Group LLP has sole voting power over 0 shares of common stock, shared voting power over 67,990,306 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 69,811,210 shares of common stock; Wellington Group Holdings LLP has sole voting power over 0 shares of common stock, shared voting power over 67,990,306 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 69,811,210 shares of common stock; Wellington Investment Advisors Holdings LLP has sole voting power over 0 shares of common stock, shared voting power over 67,990,306 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 69,811,210 shares of common stock; and Wellington Management Company LLP has sole voting power over 0 shares of common stock, shared voting power over 67,257,978 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 67,280,712 shares of common stock. Based on the Schedule 13G, the securities as to which the Schedule 13G was filed are owned of record by clients of one or more investment advisers identified therein directly or indirectly owned by Wellington Management Group LLP. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Based on a review of any transactions between Viatris and its Directors and executive officers, their immediate family members, and their affiliated entities, Viatris has determined that since the beginning of 2020, it was or is to be a participant in the following transactions in which the amount involved exceeds $120,000 and in which any of Viatris’ Directors, executive officers, or greater than five percent shareholders, or any of their immediate family members, had or will have a direct or indirect material interest:
Mylan had engaged The Coury Firm LLC (together with its predecessors, “TCF”), the principals of which are brothers and a son of Robert J. Coury, Executive Chairman, to provide certain services to Mylan. TCF is beneficially owned by brothers and trusts on behalf of brothers and children of Mr. Coury. TCF is in the business of providing strategic corporate benefits advice and services, among others. Since approximately 1995, TCF and, in the past, other affiliated entities of TCF, served as the broker in connection with several of Mylan’s employee benefit programs. Effective January 1, 2018, Mylan extended its previous contract with TCF for an additional three year period on substantially the same terms as its prior arrangement, which included a fixed base fee of $37,500 per month to be paid by Mylan to TCF, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, TCF will continue to receive commissions directly from certain other benefit plan carriers, and in 2020 and early 2021, received payments totaling approximately $200,000 in commissions for these services directly from the insurance carriers (including payments for 2019 business paid in 2020). In August 2020 and commencing on September 1, 2020, the parties further extended this agreement through December 31, 2023 on substantially the same terms; in connection with the consummation of the Combination, Mylan Inc. is now a subsidiary of Viatris, and Viatris and its subsidiaries receive the services contemplated by the extended agreement.
Angela Campbell, Mr. Campbell’s spouse and herself a related person of Viatris, held roles of increasing responsibility at Mylan Inc. since June 2007 and is currently serving as Head of Operations Strategic Initiatives at Viatris. Ms. Campbell earned approximately $300,000 in compensation from Mylan Inc. in 2020 (consisting of base salary, an annual short-term incentive bonus, amounts realized from the exercise or vesting of long-term incentive awards and miscellaneous other benefits) where she was Head of Global Commercial Incentive Compensation and her compensation in 2021 is expected to be approximately $325,000 (consisting of base salary, an annual short-term incentive bonus, amounts realized from the exercise or vesting of long-term incentive awards and miscellaneous other benefits).
Mr. Malik is an executive officer of the Company and was party to an employment agreement with Mylan Inc., which contained standard indemnification provisions, and is currently party to a standard indemnification agreement with the Company. The Company has made payments to counsel to Mr. Malik of approximately $710,000 in 2020 and approximately $50,000 in 2021 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $1.3 million in 2021 for ongoing services to be provided to Mr. Malik in connection with such matters. Viatris anticipates additional payment, repayment or advancement of these and other expenses during the pendency of these matters and anticipates that it will make payments for any such claims.
Viatris has a written related party transactions policy that establishes guidelines for reviewing and approving, as appropriate, transactions involving any Director, nominee for Director, Section 16 Officer, person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, or person known by the Company to be an immediate family member of any such person in which (1) the amount involved will or may be expected to exceed $100,000; (2) Viatris or an affiliate of Viatris is or will be a participant; and (3) any related party has or will have a direct or indirect material interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each Director’s independence.

Director Independence
Viatris’ Board has determined that Mr. Cornwell, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Kilts, Mr. Korman, Mr. Mark, Mr. Parrish, and Ms. van der Meer Mohr are independent Directors under the applicable NASDAQ listing rules. In making these determinations, the Board considered, with respect to Mr. Cornwell’s independence, that Mr. Cornwell’s son is a partner of PJT Partners (“PJT”), which served as a financial advisor to Mylan in connection with the Combination; Mr. Cornwell’s son was not involved in PJT’s work for Mylan. With respect to Mr. Korman’s independence, the Board considered (a) Mr. Korman’s past employment by Mylan Inc. from 1996 through July 2014 and his prior consulting services for Mylan Inc. from July 2014 to July 1, 2015 and (b) that Mr. Korman’s son had a paid internship with a Mylan subsidiary during the summer of 2019. With respect to Mr. Mark, the Board considered his prior service as a partner at Deloitte, Viatris’ independent registered public accounting firm. The Board determined that any such arrangements, transactions or relationships would not interfere with the exercise of independent judgment by Mr. Cornwell, Mr. Korman or Mr. Mark in carrying out his respective responsibilities as a Director of Viatris.
Messrs. Coury, Goettler, Malik, and Read are not independent Directors under applicable NASDAQ listing rules.

ITEM 14.	Principal Accounting Fees and Services
In connection with the Combination, on November 19, 2020, the Audit Committee dismissed KPMG LLP as the Company’s independent registered public accounting firm and appointed Deloitte to serve in that role going forward. Mylan is the accounting acquirer in the Combination, and Deloitte had served as Mylan’s independent registered public accounting firm since 1976. As a result, the fees described below relate to fees paid by Mylan to Deloitte prior to the Combination and fees paid by Viatris to Deloitte following the closing of the Combination on November 16, 2020. Deloitte has audited Viatris’ financial statements for the fiscal year ended December 31, 2020. No relationships exist with Deloitte other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Viatris and Mylan paid to, Deloitte and affiliated firms for such services during 2020 and 2019 are set forth below.

		In Millions
	2020	2019
Audit Fees(1)	$11.93	$10.29
Audit Related Fees (2)	0.21	0.56
Tax Fees (3)	2.38	0.22
All Other Fees (4)	—	0.04

Total Fees	$14.52	$11.11

(1)
Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements, the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting and disclosure matters.

(2)
Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including statutory audits of certain of the Company’s subsidiaries, the audit of the Company’s employee benefit plans, comfort letters, certain SEC filings and other agreed-upon procedures.

(3)	Represents fees primarily related to tax return preparation, tax planning and tax compliance support services, as well as fees related to tax advice provided in connection with the Combination.
(4)	Represents fees related primarily to advisory services.

Audit Committee Pre-Approval Policy
The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Viatris. Under the policy, the Committee must review and pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2020 and 2019 were pre-approved by the Audit Committee or, with respect to periods prior to November 16, 2020, the Mylan Audit Committee in accordance with their respective pre-approval policies.

PART IV

ITEM 15.	Exhibits
Exhibit Index

10.1	Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Anthony Mauro.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104
Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement, and is a corrected filing of Exhibit 10.8 to the Original Filing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	VIATRIS INC.

	By:	/s/ Sanjeev Narula
Sanjeev Narula Chief Financial Officer (Principal Financial Officer)

Appendix A
Reconciliation of
Non-GAAP
Financial Measures (Unaudited)
Reconciliation of
Pre-Combination
Mylan
Non-GAAP
Financial Measures
Adjusted EBITDA
Adjusted EBITDA for purposes of 2020 annual incentive performance relating to Mylan legacy executives is calculated in the same manner Mylan publicly reported adjusted EBITDA as set forth below, except that the calculation for the incentive program utilized budgeted foreign exchange rates. Below is a reconciliation of Mylan’s U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the nine months ended September 30, 2020:

	Nine months ended September 30, 2020
(in millions)	As Reported	Adjusted for Currency Impact
U.S. GAAP net earnings (loss)	$245.9	$222.7
Add/(deduct) adjustments:
Clean energy investments pre-tax loss	37.4	37.4
Income tax provision (benefit)	46.4	42.0
Interest expense (a)	353.4	353.5
Depreciation and amortization (b)	1,263.0	1,263.4
EBITDA	$1,946.1	$1,919.0
Add/(deduct) adjustments:
Share-based compensation expense (income)	49.8	49.8
Litigation settlements and other contingencies, net	36.5	36.5
Restructuring , acquisition related and other special items (c)	606.6	609.5
Adjusted EBITDA	$2,639.0	$2,614.8
(a)	Includes clean energy investment financing and accretion of contingent consideration.
(b)	Includes purchase accounting related amortization.
(c)
Includes restructuring related costs, acquisition related costs (primarily including SG&A) and other special items, including cost of sales, research and development expense, selling, general and administrative expense, and other expense.

Adjusted FCF/Credit Agreement Debt
Adjusted FCF/Credit Agreement Debt for purposes of Mylan’s 2020 long-term incentive grants to legacy Mylan executives would have been calculated by dividing adjusted free cash flow by Credit Agreement Debt, each as described below.
Adjusted Free Cash Flow
Adjusted free cash flow for purposes of Mylan’s 2020 long-term incentive grants to legacy Mylan executives would have been calculated by adding or deducting certain items from Mylan’s U.S. GAAP net cash provided by operating activities to arrive at adjusted free cash flow. Historically, Mylan added or deducted the following items: restructuring and related costs, financing related expenses, corporate contingencies, acquisition related costs, R&D expenses, capital expenditures, proceeds from sale of certain property, plant and equipment, and other costs and expenditures.

A-1

Credit Agreement Debt
Credit Agreement Debt for purposes of Mylan’s 2020 long-term incentive grants to legacy Mylan executives would have been calculated as Mylan’s average quarterly total notional debt for the preceding four quarters as calculated pursuant to the revolving credit facility dated as of July 27, 2018 (as amended, supplemented or otherwise modified from time to time), among Mylan Inc., as borrower, the Company, as guarantor, certain affiliates and subsidiaries of the Company from time to time party thereto as guarantors, each lender from time to time party thereto and Bank of America, N.A., as administrative agent. Total notional debt would have been calculated using the reported long-term debt and short-term borrowings/other current obligation balances, and adding or deducting the net discount on debt issuances, deferred financing fees and fair value adjustments for hedged debt.
Return on Invested Capital (ROIC)
ROIC for purposes of Mylan’s 2020 long-term incentive grants to legacy Mylan executives would have been calculated using that year’s adjusted net operating profit after tax divided by the prior year’s total invested capital.
Adjusted net operating profit after tax would have been calculated by adding adjusted pre-tax
income plus adjusted interest expense (to get to adjusted income before interest and tax) less estimated adjusted income tax expense. Estimated adjusted income tax expense is the adjusted estimated income tax rate multiplied by adjusted income before interest and tax. Prior year’s total invested capital would have been calculated by adding the prior year’s accounts payable, other current liabilities and income taxes payable balances to the prior year’s total invested assets. Prior year’s total invested assets would have been calculated by deducting the prior year’s cash and near cash items, short-term investments, deferred income taxes, clean energy investments, and restricted cash from the total assets reported on Mylan’s prior year audited consolidated balance sheet.
Adjusted Effective Tax Rate
Mylan would have calculated the adjusted effective tax rate by dividing the adjusted income tax provision by adjusted earnings before income taxes. Adjusted income tax provision would have been calculated as U.S. GAAP income tax provision or benefit plus adjusted tax expense and adjusted income tax provision. Adjusted earnings before income taxes would have been calculated as U.S. GAAP earnings before income taxes plus the total amount of pre-tax
non-GAAP
adjustments in reconciling U.S. GAAP net earnings to adjusted net earnings as described below.
Adjusted Interest Expense
Mylan would have calculated adjusted interest expense as U.S. GAAP interest expense less interest expense related to clean energy investments, accretion of contingent consideration liabilities, restructuring and related costs, and other special items.
Adjusted Net Earnings
Mylan would have calculated adjusted net earnings by adding or deducting acquisition activity and other significant event activity to U.S. GAAP net earnings. Activity historically considered in this calculation includes purchase accounting related amortization, net litigation settlements and other contingencies, interest expense (primarily relating to clean energy financing and accretion of contingent consideration), clean energy investments pre-tax
loss, acquisition related costs, restructuring related costs, share-based compensation expense, and other special items. This calculation also considers the tax effect of the previously mentioned items.

A-2

Adjusted
Pre-Tax
Income
Mylan would have calculated adjusted
pre-tax
income as adjusted net earnings (as described above) plus or minus the U.S. GAAP reported income tax benefit or provision and the tax effect of non-GAAP
adjustments and other income tax related items.
Reconciliation of Viatris Adjusted EBITDA
Viatris intends to calculate adjusted EBITDA for purposes of its 2021 annual incentive program in the same manner as Viatris publicly reports adjusted EBITDA, except that the calculation for the incentive program will utilize budgeted foreign exchange rates. See “
Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
” on pages
65-66
of the Original Filing for a reconciliation of Viatris’ U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the twelve months ended December 31, 2020.

A-3