Form 10-Q
period 2021-03-31
Viatris Inc
filed 2021-05-10
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________
Commission file number 001-39695
VIATRIS INC.
(Exact name of registrant as specified in its charter)

Delaware	83-4364296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Mylan Boulevard, Canonsburg, Pennsylvania 15317
(Address of principal executive offices)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 5, 2021 was 1,208,655,503.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2021

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	2003 Long-Term Incentive Plan
2020 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2020, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
APIs	Active pharmaceutical ingredients
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAT	Competition Appeals Tribunal
CJEU	European Court of Justice
clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
CMA	Competition and Markets Authority
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
Commission	European Commission
COVID-19	Novel coronavirus disease of 2019
DCGI	Drug Controller General of India
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania

Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2021
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations primarily in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
maximum leverage ratio
Under our Term Loan Agreement and Revolving Facility, the maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time

MDL	Multidistrict litigation
MPI	Mylan Pharmaceutical Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II, B.V.; a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Senior Notes	The 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in August 2020 for borrowings up to $200 million
OTC	Over-the-counter
Pfizer	Pfizer Inc.
Plan	Viatris Inc. 2020 Stock Incentive Plan
PMS	Pharmascience Inc.
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development

Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2022
Respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
Revolving Facility	The revolving credit facility available pursuant to the revolving credit agreement, dated as of June 16, 2020, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
RICO	Racketeer Influenced and Corrupt Organizations Act
restricted stock awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	The Utah Senior Notes and the Mylan Inc. Senior Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
SG&A	Selling, general and administrative expenses
Term Loan Agreement	The $600 million delayed draw term loan credit agreement, dated as of June 16, 2020 by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition service agreements
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Utah Senior Notes	The 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Net sales	$4,400.1	$2,588.2
Other revenues	30.2	31.0
Total revenues	4,430.3	2,619.2
Cost of sales	3,303.0	1,713.1
Gross profit	1,127.3	906.1
Operating expenses:
Research and development	184.1	114.2
Selling, general and administrative	1,186.5	605.4
Litigation settlements and other contingencies, net	22.9	1.8
Total operating expenses	1,393.5	721.4
(Loss) earnings from operations	(266.2)	184.7
Interest expense	169.0	119.9
Other expense, net	6.1	34.1
(Loss) earnings before income taxes	(441.3)	30.7
Income tax provision	596.3	9.9
Net (loss) earnings	$(1,037.6)	$20.8
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.86)	$0.04
Diluted	$(0.86)	$0.04
Weighted average shares outstanding:
Basic	1,207.5	516.4
Diluted	1,207.5	517.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2021	2020
Net (loss) earnings	$(1,037.6)	$20.8
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(721.2)	(656.6)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.8	(1.6)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	3.3	(51.4)
Net unrecognized gain on derivatives in net investment hedging relationships	227.4	42.3
Net unrealized (loss) gain on marketable securities	(0.9)	0.2
Other comprehensive loss, before tax	(490.6)	(667.1)
Income tax provision (benefit)	37.0	(10.8)
Other comprehensive loss, net of tax	(527.6)	(656.3)
Comprehensive loss	$(1,565.2)	$(635.5)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Assets
Current assets:
Cash and cash equivalents	$806.9	$844.4
Accounts receivable, net	4,529.0	4,843.8
Inventories	4,942.2	5,471.9
Prepaid expenses and other current assets	2,040.4	1,707.4
Total current assets	12,318.5	12,867.5
Property, plant and equipment, net	3,246.9	3,459.9
Intangible assets, net	28,489.6	29,683.2
Goodwill	11,907.3	12,347.0
Deferred income tax benefit	1,997.3	2,147.9
Other assets	1,019.6	1,047.5
Total assets	$58,979.2	$61,553.0

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,043.2	$1,904.2
Short-term borrowings	36.9	1,100.9
Income taxes payable	752.0	288.6
Current portion of long-term debt and other long-term obligations	2,300.2	2,308.5
Other current liabilities	4,845.8	4,960.7
Total current liabilities	9,978.1	10,562.9
Long-term debt	22,102.2	22,429.2
Deferred income tax liability	3,014.6	3,123.7
Other long-term obligations	2,469.6	2,483.1
Total liabilities	37,564.5	38,598.9
Equity
Viatris Inc. shareholders’ equity
Common stock — par value $0.01 per share as of March 31, 2021 and December 31, 2020:
Shares authorized: 3,000,000,000 as of March 31, 2021 and December 31, 2020
Shares issued: 1,208,530,970 and 1,206,895,644 as of March 31, 2021 and December 31, 2020	12.1	12.1
Additional paid-in capital	18,464.6	18,438.8
Retained earnings	4,323.6	5,361.2
Accumulated other comprehensive loss	(1,385.6)	(858.0)
Total equity	21,414.7	22,954.1

Total liabilities and equity	$58,979.2	$61,553.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,037.6)	—	—	—	(1,037.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(527.6)	(527.6)
Issuance of restricted stock and stock options exercised, net	1,635,326	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(6.9)	—	—	—	—	(6.9)
Share-based compensation expense	—	—	32.7	—	—	—	—	32.7
Balance at March 31, 2021	1,208,530,970	$12.1	$18,464.6	$4,323.6	—	$—	$(1,385.6)	$21,414.7

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	20.8	—	—	—	20.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(656.3)	(656.3)
Issuance of restricted stock and stock options exercised, net	795,423	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	19.4	—	—	—	—	19.4
Balance at March 31, 2020	541,542,294	$6.1	$8,657.9	$6,051.9	24,598,074	$(999.7)	$(2,453.5)	$11,262.7
__________________
(1) Ordinary Shares prior to November 16, 2020.

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) earnings	$(1,037.6)	$20.8
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,422.5	415.0
Share-based compensation expense	32.7	19.4
Deferred income tax expense (benefit)	288.4	(43.9)
Loss from equity method investments	17.9	17.3
Other non-cash items	33.3	28.7
Litigation settlements and other contingencies, net	22.9	7.2
Changes in operating assets and liabilities:
Accounts receivable	(59.8)	73.6
Inventories	(203.4)	(131.8)
Accounts payable	191.9	(201.0)
Income taxes	494.6	10.8
Other operating assets and liabilities, net	(354.6)	75.0
Net cash provided by operating activities	848.8	291.1
Cash flows from investing activities:
Cash received from acquisitions	277.0	—
Capital expenditures	(49.5)	(43.4)
Purchase of marketable securities	(12.3)	(53.6)
Proceeds from the sale of marketable securities	12.3	18.1
Payments for product rights and other, net	(3.7)	(67.1)
Proceeds from the sale of assets	12.5	0.4
Net cash provided by (used in) investing activities	236.3	(145.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	33.1
Payments of long-term debt	—	(33.0)
Change in short-term borrowings, net	(1,063.9)	—
Taxes paid related to net share settlement of equity awards	(7.8)	(5.0)
Contingent consideration payments	(26.0)	(19.3)
Proceeds from exercise of stock options	—	0.6
Other items, net	(2.1)	(1.2)
Net cash used in financing activities	(1,099.8)	(24.8)
Effect on cash of changes in exchange rates	(22.2)	(23.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(36.9)	96.8
Cash, cash equivalents and restricted cash — beginning of period	850.0	491.1
Cash, cash equivalents and restricted cash — end of period	$813.1	$587.9
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
The accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Viatris Inc. and subsidiaries were prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position, equity and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2020 Form 10-K. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements. In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter. Refer to Note 4 Acquisitions and Other Transactions for additional information.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
2.Revenue Recognition and Accounts Receivable
The Company recognizes revenue in accordance with the ASC 606. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash).
Our net sales may be impacted by wholesaler and distributor inventory levels of our products, which can fluctuate throughout the year due to the seasonality of certain products, pricing, the timing of product demand, purchasing decisions and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received from licenses of intellectual property is recorded as other revenues. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenue in the condensed consolidated statements of operations.
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2021 and 2020, respectively:

(In millions)	Three Months Ended March 31, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,403.7	$590.9	$284.0	$446.0	$2,724.6
Complex Gx and Biosimilars	312.0	—	8.9	8.0	328.9
Generics	855.9	1.0	189.0	300.7	1,346.6
Total	$2,571.6	$591.9	$481.9	$754.7	$4,400.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended March 31, 2020
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$891.5	$14.7	$90.6	$64.7	$1,061.5
Complex Gx and Biosimilars	241.6	0.1	8.4	3.2	253.3
Generics	853.3	0.3	144.2	275.6	1,273.4
Total	$1,986.4	$15.1	$243.2	$343.5	$2,588.2

The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2021:

(In millions)	Total
Select Key Global Products
Lipitor ®	$464.6
Norvasc ®	227.7
Lyrica ®	187.8
Viagra ®	139.6
EpiPen® Auto-Injectors	103.7
Celebrex ®	89.0
Effexor ®	76.6
Zoloft ®	76.6
Creon ®	69.9
Xalabrands	57.9

Select Key Segment Products
Amitiza ®	$45.9
Xanax ®	45.1
Dymista ®	40.3
Yupelri ®	36.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product introductions.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Gross sales	$7,567.0	$4,424.0
Gross to net adjustments:
Chargebacks	(1,318.0)	(854.4)
Rebates, promotional programs and other sales allowances	(1,568.5)	(845.6)
Returns	(113.0)	(59.0)
Governmental rebate programs	(167.4)	(76.8)
Total gross to net adjustments	$(3,166.9)	$(1,835.8)
Net sales	$4,400.1	$2,588.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2021. Such allowances were comprised of the following at March 31, 2021 and December 31, 2020, respectively:

(In millions)	March 31, 2021	December 31, 2020
Accounts receivable, net	$1,706.5	$1,802.9
Other current liabilities	1,196.6	1,211.8
Total	$2,903.1	$3,014.7
Accounts receivable, net was comprised of the following at March 31, 2021 and December 31, 2020, respectively:

(In millions)	March 31, 2021	December 31, 2020
Trade receivables, net	$3,889.6	$3,891.3
Other receivables	639.4	952.5
Accounts receivable, net	$4,529.0	$4,843.8
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $114.5 million and $153.0 million of accounts receivable as of March 31, 2021 and December 31, 2020, respectively, under these factoring arrangements.
3.Recent Accounting Pronouncements
Adoption of New Accounting Standards
In January 2020, the FASB issued Accounting Standards Update 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. ASU 2020-01 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. ASU 2019-12 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 includes an update to previous guidance in situations in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated loss for the year. In these situations, previous guidance stipulated that the income tax benefit was limited to the income tax that would exist on the basis of the year-to-date loss. This represented an exception to the guidance in ASC 740-270, and the provisions of ASU 2019-12 include the elimination of this exception which applied to the financial results of the three months ended March 31, 2021. The Company has applied the provisions of ASU 2019-12 on a prospective basis beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Accounting Standard Issued Not Yet Adopted
The following recently issued accounting standard has not been adopted. Refer to Viatris’ 2020 Form 10-K for additional information and its potential impacts.

Accounting Standard Update	Effective Date
ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting	January 1, 2023
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
The purchase price consists of the issuance of approximately 689.9 million Viatris shares of common stock at a fair value of approximately $10.73 billion based on the closing price of Mylan’s ordinary shares on November 13, 2020, as reported by the NASDAQ. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $602.9 million were incurred during the twelve months ended December 31, 2020, and approximately $59.8 million were incurred during the three months ended March 31, 2021. Acquisition related costs were recorded primarily in SG&A in the consolidated statements of operations for such periods.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended March 31, 2021, adjustments were made to the preliminary purchase price recorded at November 16, 2020. These adjustments are reflected in the values presented below. The preliminary allocation of the $10.73 billion purchase price to the assets acquired and liabilities assumed under the Combination is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2020 (a)	Measurement Period and Other Adjustments (b)	Preliminary Purchase Price Allocation as of March 31, 2021 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$2,841.9	$(2.6)	$2,839.3
Inventories	2,588.9	—	2,588.9
Property, plant and equipment	1,394.1	—	1,394.1
Identified intangible assets	18,040.0	—	18,040.0
Goodwill	2,107.5	(146.6)	1,960.9
Deferred income tax benefit	1,481.9	237.7	1,719.6
Other assets	792.1	—	792.1
Total assets acquired	$29,246.4	$88.5	$29,334.9
Current liabilities	2,760.2	88.4	2,848.6
Long-term debt, including current portion	13,076.2	—	13,076.2
Deferred tax liabilities	1,656.9	—	1,656.9
Other noncurrent liabilities	1,441.5	0.1	1,441.6
Net assets acquired (net of $415.8 of cash acquired)	$10,311.6	$—	$10,311.6
____________
(a)As previously reported in Viatris’ 2020 Form 10-K.
(b)The measurement period adjustments are primarily for 1) certain working capital adjustments and an increase in litigation reserves to reflect facts and circumstances that existed as of the date of the Combination and 2) the tax implications of these and other adjustments. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and accordingly, the Company has not retrospectively adjusted those consolidated financial statements.
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
The Company recorded a step-up in the fair value of inventory of approximately $1.43 billion. During the three months ended March 31, 2021, the Company recorded amortization of the inventory step-up of approximately $476.4 million, which is included in cost of sales in the condensed consolidated statements of operations. In addition, during the year ended December 31, 2020, a step-up in the fair value of property, plant and equipment of approximately $390.0 million was recognized. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.
The identified intangible assets of $18.04 billion are comprised of product rights and are being amortized over a weighted average useful life of 15 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.96 billion arising from the Combination consisted largely of the value of the employee workforce and products to be sold in new markets leveraging the combined entity. In addition, an allocation of the goodwill was assigned to the respective segments. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Unaudited Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information for the Combination, as if it had occurred on January 1, 2019. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable, or have been achieved, subsequent to the closing of the Combination. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the stated date above, nor are they indicative of the future operating results of Viatris and its subsidiaries.

Three Months Ended
(Unaudited, in millions, except per share amounts)	March 31, 2020
Total revenues	$4,439.4
Net earnings	$542.6
Earnings per share:
Basic	$0.45
Diluted	$0.45
Weighted average shares outstanding:
Basic	1,206.3
Diluted	1,206.9
5.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time approved the Plan which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, which had previously been approved by Mylan shareholders. The Plan and 2003 LTIP include (i) 72,500,000 shares of common stock authorized for grant pursuant to the Plan, which may include dividend payments payable in common stock on unvested shares granted under awards, (ii) 6,757,640 shares of common stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of common stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.
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
The following table summarizes stock option and SAR (together, “stock awards”) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(806,251)	$23.47
Outstanding at March 31, 2021	5,905,480	$36.99
Vested and expected to vest at March 31, 2021	5,789,718	$37.28
Exercisable at March 31, 2021	5,109,921	$39.41

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
As of March 31, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.3 years, 5.3 years and 4.9 years, respectively. Also, at March 31, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic values.
A summary of the status of the Company’s restricted stock awards as of March 31, 2021 and the changes during the three months ended March 31, 2021 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	12,073,790	$18.34
Granted	9,046,055	14.33
Released	(2,157,754)	24.91
Forfeited	(181,361)	17.96
Nonvested at March 31, 2021	18,780,730	$15.63
As of March 31, 2021, the Company had $232.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 2.1 years. The total intrinsic value of stock awards exercised and restricted stock units released during the three months ended March 31, 2021 and 2020 was $30.8 million and $19.0 million, respectively.
6.Pensions and Other Postretirement Benefits
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2021 and 2020 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2021	2020
Service cost	$10.8	$5.3
Interest cost	8.5	2.9
Expected return on plan assets	(16.5)	(3.4)
Amortization of prior service costs	(0.1)	—
Recognized net actuarial losses	0.3	0.2
Net periodic benefit cost	$3.0	$5.0
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2021 plan year. The Company expects to make total benefit payments of approximately $118.9 million from pension and other postretirement benefit plans in 2021. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $72.4 million in 2021.
7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2021	December 31, 2020	March 31, 2020
Cash and cash equivalents	$806.9	$844.4	$572.4
Restricted cash, included in prepaid expenses and other current assets	6.2	5.6	15.5
Cash, cash equivalents and restricted cash	$813.1	$850.0	$587.9
Inventories

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$935.3	$958.4
Work in process	1,223.4	1,438.1
Finished goods	2,783.5	3,075.4
Inventories	$4,942.2	$5,471.9
Prepaid expenses and other current assets

(In millions)	March 31, 2021	December 31, 2020
Prepaid expenses	$259.9	$267.8
Available-for-sale fixed income securities	37.9	39.1
Fair value of financial instruments	103.6	118.6
Equity securities	47.5	45.8
Other current assets	1,591.5	1,236.1
Prepaid expenses and other current assets	$2,040.4	$1,707.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Property, plant and equipment, net

(In millions)	March 31, 2021	December 31, 2020
Machinery and equipment	$3,161.0	$3,235.0
Buildings and improvements	1,943.2	1,954.8
Construction in progress	359.8	376.3
Land and improvements	151.7	155.8
Gross property, plant and equipment	5,615.7	5,721.9
Accumulated depreciation	2,368.8	2,262.0
Property, plant and equipment, net	$3,246.9	$3,459.9
Other assets

(In millions)	March 31, 2021	December 31, 2020
Equity method investments, clean energy investments	$33.6	$47.9
Operating lease right-of-use assets	311.4	323.6
Other long-term assets	674.6	676.0
Other assets	$1,019.6	$1,047.5
Accounts payable

(In millions)	March 31, 2021	December 31, 2020
Trade accounts payable	$1,549.7	$1,345.7
Other payables	493.5	558.5
Accounts payable	$2,043.2	$1,904.2
Other current liabilities

(In millions)	March 31, 2021	December 31, 2020
Accrued sales allowances	$1,196.6	$1,211.8
Legal and professional accruals, including litigation accruals	481.9	362.9
Payroll and employee benefit liabilities	675.9	828.2
Contingent consideration	85.7	100.5
Accrued interest	254.6	90.9
Restructuring	217.5	149.2
Equity method investments, clean energy investments	39.5	47.5
Fair value of financial instruments	49.0	103.6
Operating lease liability	91.9	92.9
Other	1,753.2	1,973.2
Other current liabilities	$4,845.8	$4,960.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other long-term obligations

(In millions)	March 31, 2021	December 31, 2020
Employee benefit liabilities	$999.0	$1,020.4
Contingent consideration	123.5	123.1
Tax related items, including contingencies	466.6	469.5
Operating lease liability	217.2	229.5
Accrued Restructuring	154.6	134.8
Other	508.7	505.8
Other long-term obligations	$2,469.6	$2,483.1
8.Equity Method Investments
Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Total revenues	$109.5	$87.5
Gross loss	(1.4)	(1.1)
Operating and non-operating expense	4.9	4.7
Net loss	$(6.3)	$(5.8)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended March 31, 2021 and 2020, the Company recognized net losses from equity method investments of $17.9 million and $17.3 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.
9.(Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2021	2020
Basic (loss) earnings attributable to Viatris Inc. common shareholders
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(1,037.6)	$20.8
Shares (denominator):
Weighted average shares outstanding	1,207.5	516.4
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.86)	$0.04

Diluted (loss) earnings attributable to Viatris Inc. common shareholders
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(1,037.6)	$20.8
Shares (denominator):
Weighted average shares outstanding	1,207.5	516.4
Share-based awards and warrants	—	0.6
Total dilutive shares outstanding	1,207.5	517.0
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.86)	$0.04
Additional stock awards and restricted stock awards were outstanding during the three months ended March 31, 2021 and 2020, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2021 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 10.9 million shares and 9.6 million shares for the three months ended March 31, 2021 and 2020, respectively.
On May 7, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock. The cash dividend will be payable on June 16, 2021 to shareholders of record as of the close of business on May 24, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2020:
Goodwill	$9,569.5	$738.3	$864.0	$1,560.2	$12,732.0
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	9,184.5	738.3	864.0	1,560.2	12,347.0
Measurement period adjustments	(49.1)	(45.4)	(15.1)	(37.0)	(146.6)
Foreign currency translation	(328.0)	5.4	(30.4)	59.9	(293.1)
	$8,807.4	$698.3	$818.5	$1,583.1	$11,907.3
Balance at March 31, 2021:
Goodwill	$9,192.4	$698.3	$818.5	$1,583.1	$12,292.3
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$8,807.4	$698.3	$818.5	$1,583.1	$11,907.3

Intangible assets consist of the following components at March 31, 2021 and December 31, 2020:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2021
Product rights, licenses and other (1)	15	$39,648.8	$11,239.9	$28,408.9
In-process research and development		80.7	—	80.7
		$39,729.5	$11,239.9	$28,489.6
December 31, 2020
Product rights, licenses and other (1)	15	$40,404.1	$10,801.6	$29,602.5
In-process research and development		80.7	—	80.7
		$40,484.8	$10,801.6	$29,683.2
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 totaled:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Intangible asset amortization expense	$684.4	$351.2
Intangible asset impairment charges	83.4	—
Total intangible asset amortization expense (including impairment charges)	$767.8	$351.2
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the three months ended March 31, 2021.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible asset amortization expense over the remainder of 2021 and for the years ended December 31, 2022 through 2025 is estimated to be as follows:

(In millions)
2021	$2,001
2022	2,603
2023	2,442
2024	2,337
2025	2,244
11. Financial Instruments and Risk Management
The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk and interest rate risk.
Foreign Currency Risk Management
In order to manage certain foreign currency risks, the Company enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the condensed consolidated balance sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the condensed consolidated statements of operations.
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2021	December 31, 2020
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022	750.0	750.0	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	105.6	—	105.6
Total	€5,955.6	€5,850.0	€5,955.6
Interest Rate Risk Management
The Company enters into interest rate swaps from time to time in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. Interest rate swaps that meet specific accounting criteria are accounted for as fair value or cash flow hedges. All derivative instruments used to manage interest rate risk are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. For fair value hedges, the changes in the fair value of both the hedging instrument and the underlying debt obligations are included in interest expense. For cash flow hedges, the change in fair value of the hedging instrument is deferred through AOCE and is reclassified into earnings when the hedged item impacts earnings.
Credit Risk Management
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from the failure of any counterparties to perform under any agreements. The Company is not subject to any obligations to post collateral under derivative instrument contracts. Certain derivative instrument contracts entered into by the Company are governed by master agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The Company records all derivative instruments on a gross basis in the condensed consolidated balance sheets. Accordingly, there are no offsetting amounts that net assets against liabilities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2021 Fair Value	December 31, 2020 Fair Value	Balance Sheet Location	March 31, 2021 Fair Value	December 31, 2020 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$32.4	$28.3	Other current liabilities	$—	$0.8
Total derivatives designated as hedges		32.4	28.3		—	0.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	71.2	90.3	Other current liabilities	49.0	102.8
Total derivatives not designated as hedges		71.2	90.3		49.0	102.8
Total derivatives		$103.6	$118.6		$49.0	$103.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Fair Value Hedge Relationships (1) :
Interest rate swaps	Interest expense (3)	$—	$22.1	$—	$—	$—	$—
2023 Senior Notes (3.125% coupon)	Interest expense (3)	—	(22.1)	—	—	—	—
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	—	—	5.6	(42.8)	6.1	0.1
Interest rate swaps	Interest expense (4)	—	—	(0.8)	—	(1.1)	(1.1)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	258.6	40.1	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	35.6	29.4	—	—	—	—
Total		$35.6	$29.4	$263.4	$(2.7)	$5.0	$(1.0)
____________
(1)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
(2)At March 31, 2021, the Company expects that approximately $11.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
(3)Represents the location of the gain/(loss) recognized in earnings on derivatives.
(4)Represents the location of the gain/(loss) reclassified from AOCE into earnings.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Fair Value Measurement
Fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.
•Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2021			December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$1.6	$—	$—	$0.9	$—	$—
Total cash equivalents	1.6	—	—	0.9	—	—
Equity securities:
Exchange traded funds	46.8	—	—	45.1	—	—
Marketable securities	0.7	—	—	0.7	—	—
Total equity securities	47.5	—	—	45.8	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	18.1	—	—	17.8	—
U.S. Treasuries	—	11.7	—	—	14.4	—
Agency mortgage-backed securities	—	1.7	—	—	1.9	—
Asset backed securities	—	5.7	—	—	4.6	—
Other	—	0.6	—	—	0.4	—
Total available-for-sale fixed income investments	—	37.8	—	—	39.1	—
Foreign exchange derivative assets	—	103.6	—	—	118.6	—
Total assets at recurring fair value measurement	$49.1	$141.4	$—	$46.7	$157.7	$—
Financial Liabilities
Foreign exchange derivative liabilities	—	49.0	—	—	103.6	—
Contingent consideration	—	—	209.2	—	—	223.6
Total liabilities at recurring fair value measurement	$—	$49.0	$209.2	$—	$103.6	$223.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the condensed consolidated statements of operations.
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
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At March 31, 2021 and December 31, 2020, discount rates ranging from 2.1% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2020 to March 31, 2021 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2020	$100.5	$123.1	$223.6
Payments	(26.0)	—	(26.0)
Reclassifications	11.2	(11.2)	—
Accretion	—	2.4	2.4
Fair value loss (3)	—	9.2	9.2
Balance at March 31, 2021	$85.7	$123.5	$209.2
____________
(1)Included in other current liabilities in the condensed consolidated balance sheets.
(2)Included in other long-term obligations in the condensed consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
12.Debt
Short-Term Borrowings
The Company had $36.9 million and $1.10 billion of short-term borrowings as of March 31, 2021 and December 31, 2020, respectively.

(In millions)	March 31, 2021	December 31, 2020
Commercial paper notes	$30.0	$651.3
Receivables Facility	—	248.4
Note Securitization Facility	—	200.0
Other	6.9	1.2
Short-term borrowings	$36.9	$1,100.9
For additional information, see Note 10 Debt in Viatris’ 2020 Form 10-K.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2021	March 31, 2021	December 31, 2020
Current portion of long-term debt:
2021 Senior Notes **	3.150%	2,249.9	2,249.7
Other		6.0	8.0
Deferred financing fees		(0.6)	(1.4)
Current portion of long-term debt		$2,255.3	$2,256.3

Non-current portion of long-term debt:
2022 Euro Senior Notes ****	0.816%	889.8	928.8
2022 Senior Notes ***	1.125%	1,007.3	1,008.8
2023 Senior Notes (a) *	3.125%	777.7	781.6
2023 Senior Notes *	4.200%	499.4	499.3
2024 Euro Senior Notes **	2.250%	1,171.5	1,219.9
2024 Euro Senior Notes ****	1.023%	905.1	944.6
2025 Euro Senior Notes *	2.125%	585.7	609.9
2025 Senior Notes ***	1.650%	766.2	767.1
2026 Senior Notes **	3.950%	2,240.1	2,239.7
2027 Euro Senior Notes ****	1.362%	1,051.6	1,097.4
2027 Senior Notes ***	2.300%	784.8	786.1
2028 Euro Senior Notes **	3.125%	873.7	909.7
2028 Senior Notes *	4.550%	748.6	748.6
2030 Senior Notes ***	2.700%	1,526.2	1,528.0
2032 Euro Senior Notes ****	1.908%	1,603.5	1,672.6
2040 Senior Notes ***	3.850%	1,661.8	1,663.3
2043 Senior Notes *	5.400%	497.3	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.7	747.7
2050 Senior Notes ***	4.000%	2,208.3	2,209.3
USD Term Loan		600.0	600.0
Other		2.3	17.4
Deferred financing fees		(46.3)	(47.8)
Long-term debt		$22,102.2	$22,429.2
____________
(a)    In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment is being amortized to interest expense over the remaining term of the notes.
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V. now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.
For additional information, see Note 10 Debt in Viatris’ 2020 Form 10-K.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
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
Fair Value
At March 31, 2021 and December 31, 2020, the aggregate fair value of the Company’s outstanding notes was approximately $24.4 billion and $25.9 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2021 were as follows for each of the periods ending December 31:

(In millions)	Total
2021	$2,250
2022	2,480
2023	1,250
2024	2,053
2025	1,337
Thereafter	14,293
Total	$23,663
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2021	December 31, 2020
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.2	$1.2
Net unrecognized loss and prior service cost related to defined benefit plans, net of tax	(26.3)	(26.1)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(15.5)	(18.0)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(161.3)	(353.6)
Foreign currency translation adjustment	(1,182.7)	(461.5)
	$(1,385.6)	$(858.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			8.3	227.4	(0.9)	0.6	(721.2)	(485.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.1)		(6.1)					(6.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						(0.1)		(0.1)
Amortization of actuarial gain included in SG&A						0.3		0.3
Net other comprehensive earnings (loss), before tax			3.3	227.4	(0.9)	0.8	(721.2)	(490.6)
Income tax provision			0.8	35.1	0.1	1.0	—	37.0
Balance at March 31, 2021, net of tax			$(15.5)	$(161.3)	$0.2	$(26.3)	$(1,182.7)	$(1,385.6)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(52.4)	42.3	0.2	(1.8)	(656.6)	(668.3)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.1)		(0.1)					(0.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of actuarial gain included in SG&A						0.2		0.2
Net other comprehensive (loss) earnings, before tax			(51.4)	42.3	0.2	(1.6)	(656.6)	(667.1)
Income tax (benefit) provision			(12.9)	2.1	—	—	—	(10.8)
Balance at March 31, 2020, net of tax			$(70.1)	$(34.1)	$0.8	$(19.0)	$(2,331.1)	$(2,453.5)
14.Segment Information
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
◦R&D expense;

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2020 Form 10-K, as amended, and Note 3 Recent Accounting Pronouncements, Adoption of New Accounting Standards included in this Form 10-Q.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales		Segment Profitability
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Reportable Segments:
Developed Markets	$2,571.6	$1,986.4	$1,285.4	$989.0
Greater China	591.9	15.1	404.9	(0.4)
JANZ	481.9	243.2	184.2	51.6
Emerging Markets	754.7	343.5	337.3	94.8
Total reportable segments	$4,400.1	$2,588.2	$2,211.8	$1,135.0

Reconciling items:
Intangible asset amortization expense			(684.4)	(351.2)
Intangible asset impairment charges			(83.4)	—
Globally managed research and development costs			(184.1)	(114.2)
Litigation settlements & other contingencies			(22.9)	(1.8)
Transaction related and other special items			(993.4)	(164.2)
Corporate and other unallocated			(509.8)	(318.9)
(Loss) earnings from operations			$(266.2)	$184.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
15.Restructuring
2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. The Company expects to optimize its commercial capabilities and enabling functions, and close, downsize or divest up to 15 manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. As a result, Viatris expects that up to 20% of its global workforce may be impacted upon completion of the restructuring initiative.
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
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met.
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2020 to March 31, 2021:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2020:	$262.6	$4.8	$267.4
Charges (1)	161.6	152.0	313.6
Cash payment	(49.2)	(1.1)	(50.3)
Utilization	—	(151.0)	(151.0)
Foreign currency translation	(3.3)	0.1	(3.2)
Balance at March 31, 2021:	$371.7	$4.8	$376.5
____________
(1)     For the three months ended March 31, 2021, total restructuring charges in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $266.5 million, $5.3 million, $1.5 million, and $40.3 million, respectively.
At March 31, 2021 and December 31, 2020, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities in the condensed consolidated balance sheets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at March 31, 2021 totaled approximately $381 million. We estimate that the amounts that may be paid through the end of 2021 to be approximately $20 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
There have been no significant changes to our collaboration and licensing agreements as disclosed in our 2020 Form 10-K.
17.Income Taxes
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
The Company is subject to ongoing IRS examinations. The years 2015 through 2018 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition was filed regarding the matter and a trial was held in December 2018 and is discussed further below.
Several international audits are currently in progress. In some cases, the tax auditors have proposed adjustments or issued assessments to our tax positions, including with respect to intercompany transactions, and we are in ongoing discussions with some of the auditors regarding the validity of their positions.
In instances where assessments have been issued, we disagree with these assessments and believe they are without merit and incorrect as a matter of law. As a result, we anticipate that certain of these matters may become the subject of litigation before tax courts where we intend to vigorously defend our position.
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2019, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. We intend to challenge these assessments in court in the event our objections are not sustained.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In France, the tax authorities have issued notices of assessments to the Company for the years ended December 2013 to December 2016 concerning our tax position with respect to (i) certain intercompany transactions and (ii) whether income earned by a Company entity not domiciled in France should be subject to French tax. We have reached an agreement with the tax authorities to resolve our position concerning certain intercompany transactions. Concerning the remaining issue, we anticipate it will become the subject of litigation before the French tax courts in which the tax authorities will seek unpaid taxes, penalties, and interest.
The Company has recorded a reserve for uncertain tax positions of $123.1 million and $134.6 million, including interest and penalties, in connection with its international audits at March 31, 2021 and December 31, 2020, respectively. In connection with our international tax audits, including in Australia and France, it is possible that we will incur material losses above the amounts reserved.
The Company’s major state taxing jurisdictions remain open from fiscal year 2013 through 2020, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2020.
Tax Court Proceedings
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to ANDAs were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018 and on April 27, 2021, the Court affirmed Mylan’s position and held that patent litigation expenses related to ANDAs are immediately deductible.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
18.Litigation
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
Legal costs are recorded as incurred and are classified in SG&A in the Company’s condensed consolidated statements of operations.
EpiPen® Auto-Injector Litigation
The Company has been named as a defendant in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A former Mylan N.V. officer and other non-Viatris affiliated companies are also defendants in some of the class actions. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated. The District Court certified an antitrust class that applies to 17 states and a RICO class. Defendants’ motion for summary judgment as to the remaining claims asserted by plaintiffs is pending.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
RICO and federal antitrust law. These actions have been consolidated. Plaintiffs’ seek monetary damages, attorneys’ fees and costs.
On April 24, 2017, Sanofi Aventis U.S., LLC (“Sanofi”) filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL and alleges exclusive dealing and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Sanofi seeks monetary damages, declaratory relief, attorneys’ fees and costs. The Court granted the Company’s motion for summary judgment and dismissed Sanofi’s claims. Sanofi’s appeal is pending.
The Company has a total accrual of approximately $10.0 million related to this matter at March 31, 2021, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
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
Securities Related Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V. and Mylan Inc. (collectively “Mylan”), certain of Mylan’s former directors and officers, and certain of the Company’s current directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan on the NASDAQ. The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. On March 20, 2017, a consolidated amended complaint was filed alleging substantially similar claims, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs.
The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs.
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
MYL Plaintiff subsequently filed a summons on October 30, 2020, naming Mylan, certain of Mylan’s former officers and directors, and certain of the Company’s current officers, directors, and employees in New York State Court, County of New York, claiming investment losses suffered as a result of purportedly false and misleading statements in connection with

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
allegedly anticompetitive conduct concerning generic pharmaceuticals. Plaintiff is seeking monetary and punitive damages, attorneys’ fees and costs. The parties have resolved both matters filed by MYL Plaintiff and they have been dismissed with prejudice.
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
Citalopram
On June 19, 2013, the Commission issued a decision finding that the Company as well as several other companies, had violated EU competition rules relating to the product Citalopram and fined the Company approximately €7.8 million, jointly

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
and severally with Merck KGaA. The decision was affirmed on appeal by the General Court of the EU and the CJEU. The Commission’s matter as to the Company is now closed. The Company has received notices from European NHS and health insurers stating an intention to commence follow-on litigation and asserting monetary damages. The NHS England and Wales has instituted litigation against all parties to the Commission’s decision, including the Company. This litigation is currently stayed.
The Company has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and the Company were held jointly and severally liable. Merck KGaA has counterclaimed against the Company seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment ordering the Company to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. The Company has appealed this decision. The proceedings are currently stayed.
The Company has accrued approximately €15.8 million as of March 31, 2021 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, the Company received notice that the Office of Fair Trading (now the “CMA”) opened an investigation regarding possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that the Company, Merck KGaA, and other companies were liable for infringing EU and U.K. competition rules. The CMA issued a penalty to Merck KGaA of approximately £5.8 million, for which the Company is jointly and severally liable for approximately £2.7 million. On appeal, the CAT affirmed the CMA’s decision but reduced the penalty to Merck KGaA to approximately £3.9 million, and reduced the amount for which the Company is jointly and severally liable to approximately £2.05 million.
The Company has also received a notice from the NHS England and Wales stating an intention to commence follow- on litigation and asserting monetary damages.
The Company has accrued approximately £10.1 million as of March 31, 2021 related to this matter. It is reasonably possible that the Company will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
The Company has accrued approximately $101.0 million as of March 31, 2021 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
District of Florida concerning raniditine. The lawsuits against the Company in the MDLs include putative class actions seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in Canada and other countries. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/ or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The Company has not been named as a defendant in the amended master complaints, though it is still named in certain short form personal injury complaints. The end-payor plaintiffs in the ranitidine matter have filed an appeal to the U.S. Court of Appeals for the Eleventh Circuit.
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
Viagra
Since April 2016, an MDL has been pending in the U.S. District Court for the Northern District of California, in which plaintiffs allege that they developed melanoma and/or the exacerbation of melanoma purportedly as a result of the ingestion of Viagra. Additional cases filed against Eli Lilly and Company (“Lilly”) with respect to Cialis have also been consolidated in the MDL. Plaintiffs seek compensatory and punitive damages. In January 2020, the District Court granted Pfizer’s and Lilly’s motion to exclude all of plaintiffs’ general causation opinions. As a result, in April 2020, the District Court entered summary judgment in favor of defendants and dismissed all of plaintiffs’ claims. In April 2020, plaintiffs filed a notice of appeal in the U.S. Court of Appeals for the Ninth Circuit. The parties have reached a settlement in principle.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately $301.7 million as of March 31, 2021 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
On September 10, 2018, Mylan Pharmaceuticals Inc. (“MPI”) filed IPR petitions challenging five device patents (the ‘844, ‘044, ‘069, ‘486, and ‘008 patents). On April 2, 2020 and May 29, 2020, the PTAB issued final written decisions in the IPR proceedings finding all challenged claims unpatentable except for two claims of the ‘008 patent for which Sanofi granted the Company a covenant not to sue as described above. Sanofi’s appeals of all these IPR decisions are pending.
On March 26, 2021, the PTAB issued a final written decision in an IPR proceeding in which MPI challenged an additional Sanofi device patent (U.S. Patent Number RE47,614) and found all challenged claims unpatentable.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
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
Lyrica - Canada
In June 2014, Pharmascience Inc. (“PMS”) commenced an action against Pfizer Canada Inc., Warner-Lambert Company and Warner-Lambert Company LLC (the Pfizer Canada Defendants) seeking damages in connection with an earlier unsuccessful patent litigation brought by the Pfizer Canada Defendants involving pregabalin. PMS claims lost profit damages from November 30, 2010, the date it received tentative regulatory approval for its pregabalin product, to February 13, 2013, the date Pfizer’s patent case against PMS was dismissed. A trial is scheduled for July 2021.
Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $17.0 million accrued related to these various other legal proceedings at March 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2020 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings for the three months ended March 31, 2021, and cash flows for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2020 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
Explanatory Note
In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
Company Overview
Viatris is a global healthcare company formed in November 2020 through the combination of Mylan and Upjohn, whose mission is to empower people worldwide to live healthier at every stage of life. By integrating the strengths of these two businesses, including our global workforce of more than 40,000 employees and contractors, Viatris aims to deliver increased access to affordable, quality medicines for patients worldwide regardless of geography or circumstance. Viatris brings together industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brand, generic, complex generic, and biosimilar products. Viatris operates approximately 50 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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

Additionally, pricing is often affected by factors outside of the Company’s control. Conversely, generic products generally experience less volatility over a longer period of time in Europe as compared to the U.S., primarily due to the role of government oversight of healthcare systems in the region.
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
Recent Developments
2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. The Company expects to optimize its commercial capabilities and enabling functions, and close, downsize or divest up to 15 manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. As a result, Viatris expects that up to 20% of its global workforce may be impacted upon completion of the restructuring initiative.
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
Impact of the Coronavirus pandemic on our business and results of operations
As a leading global pharmaceutical company, Viatris is committed to continue doing its part in support of public health needs amid the evolving COVID-19 pandemic. The Company’s priorities remain protecting the health and safety of our workforce, continuing to produce critically needed medicines, deploying resources and expertise in the fight against COVID-19 through potential prevention and treatment efforts, supporting the communities in which we operate and maintaining the health of our overall business.
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

•Viatris has a broad, diverse and resilient global manufacturing and supply chain footprint. We are not dependent on any one country or site. Even in India, our manufacturing footprint is spread over five different states, which mitigates the risk of disruption in any given part of the country.

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

•On November 20, 2020, the World Health Organization issued a conditional recommendation against the use of remdesivir in hospitalized patients, regardless of disease severity, as there was no evidence that remdesivir improved survival and other outcomes in these patients.
•Viatris has ramped up production of antiviral medicines, including remdesivir, and continues to work with government authorities in India to further reduce the cost of the medicines and educate more than 20,000 healthcare professionals about product usage as the country works to overcome its current COVID outbreak.
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

Impact on Results of Operations

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption affecting the markets we serve, and has had a negative impact on our current year results of operations. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2021 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2021	2020	Change	% Change
Total revenues	$4,430.3	$2,619.2	$1,811.1	69%
Gross profit	1,127.3	906.1	221.2	24%
(Loss) earnings from operations	(266.2)	184.7	(450.9)	(244)%
Net (loss) earnings	(1,037.6)	20.8	(1,058.4)	nm
Diluted (loss) earnings per share	$(0.86)	$0.04	$(0.90)	nm
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

More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings and adjusted EBITDA (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended
	March 31,
(In millions)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,571.6	$1,986.4	29%	$(96.9)	$2,474.7	25%
Greater China	591.9	15.1	nm	0.2	592.1	nm
JANZ	481.9	243.2	98%	(21.9)	460.0	89%
Emerging Markets	754.7	343.5	120%	(0.3)	754.4	120%
Total net sales	$4,400.1	$2,588.2	70%	$(118.9)	$4,281.2	65%

Other revenues (3)	30.2	31.0	(3)%	(0.5)	29.7	(4)%
Consolidated total revenues (4)	$4,430.3	$2,619.2	69%	$(119.4)	$4,310.9	65%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended March 31, 2021, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $22.3 million, $1.4 million, $0.4 million, and $6.1 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Viatris reported total revenues of $4.43 billion, compared to $2.62 billion for the comparable prior year period, representing an increase of $1.81 billion, or 69%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $4.40 billion, compared to $2.59 billion for the comparable prior year period, representing an increase of $1.81 billion, or 70%. Other revenues for the current quarter were $30.2 million, compared to $31.0 million for the comparable prior year period.
The increase in total revenues and net sales was primarily driven by net sales totaling $1.72 billion from the Upjohn Business in the current quarter and approximately $163.2 million of new product sales, partially offset by a decrease of approximately $191.5 million in net sales from existing products as a result of lower pricing and volumes. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched since April 1, 2020. The Company’s net sales were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU and in Australia. The net favorable impact of foreign currency translation on net sales was approximately $118.9 million, or 5%. On a constant currency basis, the increase in net sales was approximately $1.69 billion, or 65% for the three months ended March 31, 2021. We estimate that the COVID-19 pandemic negatively impacted our first quarter 2021 net sales by approximately 3%, primarily driven by lower retail pharmacy demand, as the Company experienced a positive impact on customer purchasing patterns in the prior year which did not recur, lower non-COVID-19 related patient hospital visits and a lower number of in person meetings with prescribers.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Our top ten products in terms of net sales, in the aggregate, represented approximately 35% and 22% for the three months ended March 31, 2021 and 2020, respectively, with the year-over-year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of changes in competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets increased by $585.2 million or 29% during the three months ended March 31, 2021 when compared to the prior year period. Net sales within North America totaled approximately $1.20 billion and net sales within Europe totaled approximately $1.37 billion. This increase was due primarily to net sales from the Upjohn Business in the current quarter of $533.4 million and new product sales. This increase was partially offset by lower volumes primarily driven by the impact of products divested in 2020 as a result of the Combination and higher sales in the prior year period related to customer purchasing patterns in Europe due to COVID-19 related uncertainties, partially offset by higher volumes in North America of EpiPen® Auto-Injector and biosimilar products. Lower pricing on net sales of existing products also partially offset the overall increase in net sales, and was driven by changes in the competitive environment, including for Levothyroxine Sodium. The favorable impact of foreign currency translation on current period net sales was approximately $96.9 million, or 5%. Constant currency net sales increased by approximately $488.3 million, or 25% when compared to the prior year period.

Greater China Segment
Net sales from Greater China increased by $576.8 million for the three months ended March 31, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $592.0 million. This was partially offset by lower net sales of existing products, driven by lower volumes, and to a lesser extent, lower pricing. Volumes on net sales of existing products were negatively impacted by competitive market conditions, including VBP. The unfavorable impact of foreign currency translation was approximately $0.2 million, or 1%. Constant currency net sales increased by approximately $577.0 million when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $238.7 million or 98% for the three months ended March 31, 2021 when compared to the prior year. This increase was the result of net sales from the Upjohn Business in the current quarter of $189.6 million, higher net sales of existing products driven by higher volumes in Japan, the favorable impact of foreign currency translation, and to a lesser extent, new product sales in Japan. These increases were partially offset by lower pricing on net sales of existing products. Higher volumes from net sales of existing products were due to higher sales in Japan of Amitiza, Lipacreon, and the EpiPen® Auto-Injector. Foreign currency translation had a favorable impact of approximately $21.9 million, or 9%. Constant currency net sales increased by approximately $216.8 million, or 89% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets increased by $411.2 million or 120% for the three months ended March 31, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $406.2 million and new product sales. These increases were partially offset by lower net sales of existing products, driven by lower volumes, and to a lesser extent, lower pricing. The favorable impact of foreign currency translation was $0.3 million, or less than 1%. Constant currency net sales increased by approximately $410.9 million, or 120%.
Cost of Sales and Gross Profit
Cost of sales increased from $1.71 billion for the three months ended March 31, 2020 to $3.30 billion for the three months ended March 31, 2021. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended March 31, 2021 was $1.13 billion and gross margins were 25%. For the three months ended March 31, 2020, gross profit was $906.1 million and gross margins were 35%. Cost of sales from the Upjohn Business, including the impact of amortization expense, was $1.23 billion for the three months ended March 31, 2021. This includes increased amortization expense of $777.7 million primarily for purchase accounting related amortization of intangible assets and the step-up of acquired inventory. Gross profit from net sales of existing products were impacted equally by lower volumes and lower pricing. Adjusted gross margins were 60% for the three months ended March 31, 2021, compared to 53% for the three months ended March 31, 2020, with the year-over-year increase driven by the impact of the Combination.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
U.S. GAAP cost of sales	$3,303.0	$1,713.1
Deduct:
Purchase accounting related amortization	(1,255.0)	(352.2)
Acquisition related items	(2.5)	(0.8)
Restructuring related costs	(167.8)	(3.7)
Share-based compensation expense	(0.6)	(0.3)
Other special items	(86.7)	(117.3)
Adjusted cost of sales	$1,790.4	$1,238.8

Adjusted gross profit (a)	$2,639.9	$1,380.4

Adjusted gross margin (a)	60%	53%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended March 31, 2021 was $184.1 million, compared to $114.2 million for the comparable prior year period, an increase of $69.9 million. This increase was primarily due to costs associated with the Upjohn Business of $35.8 million and increased costs for inventory validation batches for certain products under development.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.19 billion, compared to $605.4 million for the comparable prior year period, an increase of $581.1 million. The increase was primarily due to costs related to the Upjohn Business of $436.4 million, and an increase of approximately $137.5 million for restructuring costs due to the implementation of the 2020 restructuring program and an approximately $35.0 million increase related to acquisition related costs. Partially offsetting these increases were lower selling and promotional expenses, including through our active management related to synergies and certain lower expenses as a result of COVID-19.
Litigation Settlements and Other Contingencies, Net
During the three months ended March 31, 2021 and 2020, the Company recorded a net charge of $22.9 million and $1.8 million, respectively.

The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Respiratory delivery platform contingent consideration adjustment	$9.1	$6.6
Litigation settlements, net	13.8	(4.8)
Total litigation settlements and other contingencies, net	$22.9	$1.8
During the three months ended March 31, 2021, the Company recorded a $9.1 million loss for fair value adjustments related to the respiratory delivery platform contingent consideration. In addition, the Company recognized litigation related charges of $13.8 million. During the three months ended March 31, 2020, the Company recorded a $6.6 million loss for fair value adjustments related to the respiratory delivery platform contingent consideration. Partially offsetting this item was a net gain of approximately $4.8 million.
Interest Expense
Interest expense for the three months ended March 31, 2021 totaled $169.0 million, compared to $119.9 million for the three months ended March 31, 2020, an increase of $49.1 million. The increase is due to the interest expense related to the additional debt assumed in the Combination of approximately $75.6 million, partially offset by amortization of debt premium of $17.2 million and by the impact of debt repayments in 2020.
Other Expense, Net
Other expense, net was $6.1 million for the three months ended March 31, 2021, compared to $34.1 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$17.9	$17.3
Foreign exchange (gains) losses, net	(0.2)	13.6
Other (gains) losses, net	(11.6)	3.2
Other expense, net	$6.1	$34.1
Income Tax Provision
For the three months ended March 31, 2021, the Company recognized an income tax provision of $596.3 million, compared to an income tax provision of $9.9 million for the comparable prior year period, an increase of $586.4 million. The income tax provision for the three months ended March 31, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. Also impacting the current year income tax provision was the changing mix of income earned in jurisdictions with differing tax rates.

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
Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics. The Company’s use of such non-GAAP measures is governed by an adjusted reporting policy maintained by the Company and such non-GAAP measures are reviewed in detail with the Audit Committee of the Board of Directors.
Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “adjusted cost of sales” and the corresponding non-GAAP financial measure “adjusted gross margin.” The principal items excluded from adjusted cost of sales include restructuring, acquisition related and other special items and purchase accounting related amortization, which are described in greater detail below.
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisition activity and other significant events, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings is an important internal financial metric related to the ongoing operating performance of the Company, and is therefore useful to investors and that their understanding of our performance is enhanced by this measure. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, is used, in part, for management’s incentive compensation. We calculate “EBITDA” as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring and other special items to determine “adjusted EBITDA”. These adjustments are generally permitted under our credit agreement in calculating Adjusted EBITDA for determining compliance with our debt covenants.
The significant items excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA include:

Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, and intangible asset impairment charges, including for in-process research and development. For the acquisition of businesses accounted for under the provisions of ASC 805, Business Combinations, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.
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
•Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions such as advisory and legal fees, certain financing related costs, certain reimbursements related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the Business Combination Agreement and Separation and Distribution Agreement, certain other TSA related exit costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
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
•Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and
•The impact of changes related to uncertain tax positions and certain impacts related to the Combination are excluded from adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 18 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings
A reconciliation between net (loss) earnings as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Three Months Ended March 31,
(In millions)	2021	2020
U.S. GAAP net (loss) earnings	$(1,037.6)	$20.8
Purchase accounting related amortization (primarily included in cost of sales) (a)	1,255.0	352.2
Litigation settlements and other contingencies, net	22.9	1.8
Interest expense (primarily amortization of premiums and discounts on long term debt)	(13.3)	5.8
Clean energy investments pre-tax loss	17.9	17.3
Acquisition related costs (primarily included in SG&A) (b)	59.8	23.2
Restructuring related costs (c)	315.4	7.6
Share-based compensation expense	32.7	19.4
Other special items included in:
Cost of sales (d)	86.7	117.3
Research and development expense (e)	14.7	1.7
Selling, general and administrative expense	19.3	(3.4)
Other expense, net	—	(0.4)
Tax effect of the above items and other income tax related items (f)	342.9	(96.1)
Adjusted net earnings	$1,116.4	$467.2
Significant items include the following:
(a)For the three months ended March 31, 2021 includes amortization of the purchase accounting inventory fair value adjustment related to the Combination totaling approximately $476.4 million.
(b)Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. Refer to SG&A discussion within the section “Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020”.
(c)For the three months ended March 31, 2021 charges of approximately $167.8 million are included in cost of sales, approximately $6.4 million are included in R&D, and approximately $141.2 million are included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(d)Costs incurred during the three months ended March 31, 2021 includes incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $45.0 million. Costs incurred during the three months ended March 31, 2020 primarily relate to incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $58.8 million. In addition, the prior year period includes approximately $25.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic.
(e)Adjustments primarily relate to non-refundable payments related to development collaboration agreements.
(f)Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three months ended March 31, 2020 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2021	2020
U.S. GAAP net (loss) earnings	$(1,037.6)	$20.8
Add adjustments:
Net contribution attributable to equity method investments	17.9	17.3
Income tax provision	596.3	9.9
Interest expense (a)	169.0	119.9
Depreciation and amortization (b)	1,422.5	415.0
EBITDA	$1,168.1	$582.9
Add adjustments:
Share-based compensation expense	32.7	19.4
Litigation settlements and other contingencies, net	22.9	1.8
Restructuring, acquisition related and other special items (c)	412.9	146.6
Adjusted EBITDA	$1,636.6	$750.7
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $848.8 million for the three months ended March 31, 2021. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $557.7 million to $848.8 million for the three months ended March 31, 2021, as compared to net cash provided by operating activities of $291.1 million for the three months ended March 31, 2020. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
Net cash provided by operating activities was favorably impacted in the current year period by higher net revenues of the combined company, when compared to the prior year period, along with the timing of working capital cash flows, particularly the increase in net cash provided by changes in the income taxes payable of $483.8 million and net cash provided by changes in accounts payable of $392.9 million. These impacts were partially offset by restructuring and acquisition-related cash expenses.
Investing Activities
Net cash provided by investing activities was $236.3 million for the three months ended March 31, 2021, as compared to net cash used in investing activities of $145.6 million for the three months ended March 31, 2020, a net increase of $381.9 million.

In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $49.5 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2021 calendar year are expected to be approximately $500 million to $650 million.
In 2020, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $67.1 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations in prior periods; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $43.4 million.
Financing Activities
Net cash used in financing activities was $1,099.8 million for the three months ended March 31, 2021, as compared to $24.8 million for the three months ended March 31, 2020, a net increase of $1,075.0 million.

In 2021, significant items in financing activities included the following:
•net repayments of short-term borrowings of $1.06 billion; and
•milestone payments totaling approximately $26.0 million related to the respiratory delivery platform contingent consideration.
In 2020, significant items in financing activities included the following:
•payments totaling $19.3 million of the $24.3 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
Capital Resources
Our cash and cash equivalents totaled $806.9 million at March 31, 2021, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $4.0 billion under the Revolving Facility which matures in November 2023. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program.
In addition to the Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2022. As of March 31, 2021, the Company had no amounts outstanding under the Receivables Facility.

In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control and risk related to the receivables over to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $114.5 million and $153.0 million of accounts receivable as of March 31, 2021 and December 31, 2020 under these factoring arrangements, respectively.
At March 31, 2021, our long-term debt, including the current portion, totaled $24.36 billion, as compared to $24.69 billion at December 31, 2020. Total long-term debt is calculated net of deferred financing fees which were $46.9 million and $49.2 million at March 31, 2021 and December 31, 2020, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
On May 7, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock. The cash dividend will be payable on June 16, 2021 to shareholders of record as of the close of business on May 24, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. Also, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity. In addition, we plan to continue to explore various ways to create, enhance or otherwise unlock the value of the Company’s unique global platform in order to create shareholder value.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2021 was as follows for each of the periods ending December 31:
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
The maximum leverage ratio under the Revolving Facility is 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination and 3.75 to 1.00 thereafter, except in circumstances as defined in the Revolving Facility. The Company is in compliance at March 31, 2021 and expects to remain in compliance for the next twelve months.
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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2021 and as of and for the year ended December 31, 2020. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets	$276.0	$477.7
Non-current assets	59,873.2	61,272.4

LIABILITIES AND EQUITY
Current liabilities	21,006.5	20,951.7
Non-current liabilities	17,728.0	17,844.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three-Months Ended March 31, 2021	Year Ended December 31, 2020
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(271.3)	(929.6)
Net loss	(1,037.6)	(669.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $462.2 million accrued for legal contingencies at March 31, 2021.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. The Company has incurred approximately $16.3 million related to this provision of the TSA during the three months ended March 31, 2021 and approximately $69.4 million during the period beginning on the closing date of the Combination and ended March 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2020 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2020 Form 10-K.

ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021.*

10.2	Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021.*

10.3	Form of Director Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after March 2, 2021.

22	List of Subsidiary Guarantors and Issuers of Guaranteed Securities, filed by Viatris Inc. as Exhibit 22 to the Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
(Principal Executive Officer)
May 10, 2021

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
May 10, 2021