Form 10-Q
period 2021-06-30
Viatris Inc
filed 2021-08-09
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of August 4, 2021 was 1,209,290,460.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2021

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	2003 Long-Term Incentive Plan
2020 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2020, as amended
2020 Revolving Facility	The revolving credit facility available pursuant to the revolving credit agreement, dated as of June 16, 2020, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent and repaid in full in July 2021
2021 Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
APIs	Active pharmaceutical ingredients
ASC	Accounting Standards Codification
Aspen	Aspen Global Incorporated
ASU	Accounting Standards Update
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAT	Competition Appeals Tribunal
CJEU	European Court of Justice
clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
CMA	Competition and Markets Authority
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
Commission	European Commission
COVID-19	Novel coronavirus disease of 2019
DCGI	Drug Controller General of India
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe

Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended June 30, 2021
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations primarily in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
maximum leverage ratio
The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time

MDL	Multidistrict litigation
MPI	Mylan Pharmaceutical Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II, B.V.; a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Senior Notes	The 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in July 2021 for borrowings up to $200 million and expiring in August 2022
OTC	Over-the-counter

Pfizer	Pfizer Inc.
Plan	Viatris Inc. 2020 Stock Incentive Plan
PMS	Pharmascience Inc.
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2022
respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
restricted stock awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
RICO	Racketeer Influenced and Corrupt Organizations Act
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	The Utah Senior Notes and the Mylan Inc. Senior Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition service agreements
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
USD Term Loan Agreement	The $600 million delayed draw term loan credit agreement, dated as of June 16, 2020 by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent, and repaid in full in July 2021
Utah Senior Notes	The 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
YEN Term Loan Agreement	The ¥40 billion term loan agreement dated as of July 1, 2021, by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Net sales	$4,561.7	$2,695.9	$8,961.8	$5,284.1
Other revenues	16.1	35.3	46.3	66.3
Total revenues	4,577.8	2,731.2	9,008.1	5,350.4
Cost of sales	3,250.1	1,705.5	6,553.1	3,418.6
Gross profit	1,327.7	1,025.7	2,455.0	1,931.8
Operating expenses:
Research and development	147.7	156.3	331.8	270.5
Selling, general and administrative	1,204.8	719.4	2,391.3	1,324.8
Litigation settlements and other contingencies, net	23.0	15.8	45.9	17.6
Total operating expenses	1,375.5	891.5	2,769.0	1,612.9
(Loss) earnings from operations	(47.8)	134.2	(314.0)	318.9
Interest expense	167.1	116.2	336.1	236.1
Other expense (income), net	4.2	(2.0)	10.3	32.1
(Loss) earnings before income taxes	(219.1)	20.0	(660.4)	50.7
Income tax provision (benefit)	60.1	(19.4)	656.4	(9.5)
Net (loss) earnings	$(279.2)	$39.4	$(1,316.8)	$60.2
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.23)	$0.08	$(1.09)	$0.12
Diluted	$(0.23)	$0.08	$(1.09)	$0.12
Weighted average shares outstanding:
Basic	1,208.8	516.9	1,208.2	516.7
Diluted	1,208.8	517.2	1,208.2	517.1

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) earnings	$(279.2)	$39.4	$(1,316.8)	$60.2
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	160.7	452.0	(560.5)	(204.6)
Change in unrecognized gain and prior service cost related to defined benefit plans	72.5	6.6	73.3	5.0
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	12.4	18.7	15.7	(32.7)
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(77.4)	(47.3)	150.0	(5.0)
Net unrealized gain (loss) on marketable securities	0.2	0.6	(0.7)	0.8
Other comprehensive earnings (loss), before tax	168.4	430.6	(322.2)	(236.5)
Income tax (benefit) provision	(12.2)	2.0	24.8	(8.8)
Other comprehensive earnings (loss), net of tax	180.6	428.6	(347.0)	(227.7)
Comprehensive (loss) earnings	$(98.6)	$468.0	$(1,663.8)	$(167.5)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Assets
Current assets:
Cash and cash equivalents	$673.9	$844.4
Accounts receivable, net	4,478.7	4,843.8
Inventories	4,487.6	5,471.9
Prepaid expenses and other current assets	2,109.6	1,707.4
Total current assets	11,749.8	12,867.5
Property, plant and equipment, net	3,171.4	3,459.9
Intangible assets, net	27,863.7	29,683.2
Goodwill	11,990.4	12,347.0
Deferred income tax benefit - noncurrent	2,183.7	2,147.9
Other assets	1,025.1	1,047.5
Total assets	$57,984.1	$61,553.0

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,800.2	$1,904.2
Short-term borrowings	1,300.5	1,100.9
Income taxes payable	636.0	288.6
Current portion of long-term debt and other long-term obligations	2,184.4	2,308.5
Other current liabilities	4,211.5	4,960.7
Total current liabilities	10,132.6	10,562.9
Long-term debt	20,917.0	22,429.2
Deferred income tax liability	3,485.7	3,123.7
Other long-term obligations	2,241.9	2,483.1
Total liabilities	36,777.2	38,598.9
Equity
Viatris Inc. shareholders’ equity
Common stock — par value $0.01 per share as of June 30, 2021 and December 31, 2020:
Shares authorized: 3,000,000,000 as of June 30, 2021 and December 31, 2020
Shares issued: 1,209,212,338 and 1,206,895,644 as of June 30, 2021 and December 31, 2020	12.1	12.1
Additional paid-in capital	18,489.9	18,438.8
Retained earnings	3,909.9	5,361.2
Accumulated other comprehensive loss	(1,205.0)	(858.0)
Total equity	21,206.9	22,954.1

Total liabilities and equity	$57,984.1	$61,553.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2021	1,208,530,970	$12.1	$18,464.6	$4,323.6	—	$—	$(1,385.6)	$21,414.7
Net loss	—	—	—	(279.2)	—	—	—	(279.2)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	180.6	180.6
Issuance of restricted stock and stock options exercised, net	681,368	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(5.7)	—	—	—	—	(5.7)
Share-based compensation expense	—	—	31.0	—	—	—	—	31.0
Cash dividends declared, $0.11 per common share	—	—	—	(134.5)	—	—	—	(134.5)
Balance at June 30, 2021	1,209,212,338	$12.1	$18,489.9	$3,909.9	—	$—	$(1,205.0)	$21,206.9

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,316.8)	—	—	—	(1,316.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(347.0)	(347.0)
Issuance of restricted stock and stock options exercised, net	2,316,694	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(12.6)	—	—	—	—	(12.6)
Share-based compensation expense	—	—	63.7	—	—	—	—	63.7
Cash dividends declared, $0.11 per common share	—	—	—	(134.5)	—	—	—	(134.5)
Balance at June 30, 2021	1,209,212,338	$12.1	$18,489.9	$3,909.9	—	$—	$(1,205.0)	$21,206.9

See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2020	541,542,294	$6.1	$8,657.9	$6,051.9	24,598,074	$(999.7)	$(2,453.5)	$11,262.7
Net earnings	—	—	—	39.4	—	—	—	39.4
Other comprehensive earnings, net of tax	—	—	—	—	—	—	428.6	428.6
Issuance of restricted stock and stock options exercised, net	3,014	—	—	—	—	—	—	—
Share-based compensation expense	—	—	15.3	—	—	—	—	15.3
Other	—	—	—	0.2	—	—	—	0.2
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	60.2	—	—	—	60.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(227.7)	(227.7)
Issuance of restricted stock and stock options exercised, net	798,437	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	34.7	—	—	—	—	34.7
Other	—	—	—	0.2	—	—	—	0.2
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2
__________________
(1) Ordinary Shares prior to November 16, 2020.

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) earnings	$(1,316.8)	$60.2
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,739.6	830.7
Share-based compensation expense	63.7	34.7
Deferred income tax expense (benefit)	581.6	(119.7)
Loss from equity method investments	34.6	34.5
Other non-cash items	203.5	97.4
Litigation settlements and other contingencies, net	42.4	26.6
Changes in operating assets and liabilities:
Accounts receivable	(114.7)	122.6
Inventories	(341.0)	(275.8)
Accounts payable	(53.5)	(234.5)
Income taxes	(337.7)	49.3
Other operating assets and liabilities, net	(93.5)	44.6
Net cash provided by operating activities	1,408.2	670.6
Cash flows from investing activities:
Cash received from acquisitions	277.0	—
Capital expenditures	(138.8)	(87.9)
Purchase of marketable securities	(19.5)	(90.2)
Proceeds from the sale of marketable securities	19.2	33.1
Payments for product rights and other, net	(17.3)	(76.4)
Proceeds from sale of assets and subsidiaries	83.4	—
Proceeds from sale of property, plant and equipment	15.5	1.3
Net cash provided by (used in) investing activities	219.5	(220.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	900.1	33.2
Payments of long-term debt	(2,250.7)	(589.0)
Change in short-term borrowings, net	199.7	—
Cash dividends paid	(133.0)	—
Taxes paid related to net share settlement of equity awards	(13.5)	(7.1)
Non-contingent payments for product rights	(456.0)	—
Contingent consideration payments	(28.6)	(43.6)
Payments of financing fees	(0.2)	(1.2)
Proceeds from exercise of stock options	—	0.6
Other items, net	(3.1)	(2.0)
Net cash used in financing activities	(1,785.3)	(609.1)
Effect on cash of changes in exchange rates	(13.3)	(7.8)
Net decrease in cash, cash equivalents and restricted cash	(170.9)	(166.4)
Cash, cash equivalents and restricted cash — beginning of period	850.0	491.1
Cash, cash equivalents and restricted cash — end of period	$679.1	$324.7
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
The interim results of operations and comprehensive earnings (loss) for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
2.Revenue Recognition and Accounts Receivable
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the condensed consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash).
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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and six months ended June 30, 2021 and 2020, respectively:

(In millions)	Three Months Ended June 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,424.1	$549.2	$295.4	$433.0	$2,701.7
Complex Gx and Biosimilars	309.3	—	9.8	13.7	332.8
Generics	907.0	1.1	195.8	423.3	1,527.2
Total	$2,640.4	$550.3	$501.0	$870.0	$4,561.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Six Months Ended June 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,827.8	$1,140.1	$579.4	$879.0	$5,426.3
Complex Gx and Biosimilars	621.3	—	18.7	21.7	661.7
Generics	1,762.9	2.1	384.8	724.0	2,873.8
Total	$5,212.0	$1,142.2	$982.9	$1,624.7	$8,961.8

(In millions)	Three Months Ended June 30, 2020
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$855.5	$22.0	$128.1	$67.4	$1,073.0
Complex Gx and Biosimilars	328.6	—	8.5	14.0	351.1
Generics	798.6	0.7	143.6	328.9	1,271.8
Total	$1,982.7	$22.7	$280.2	$410.3	$2,695.9

(In millions)	Six Months Ended June 30, 2020
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,747.0	$36.7	$218.7	$132.1	$2,134.5
Complex Gx and Biosimilars	570.2	0.1	16.9	17.2	604.4
Generics	1,651.9	1.0	287.8	604.5	2,545.2
Total	$3,969.1	$37.8	$523.4	$753.8	$5,284.1
The following table presents net sales on a consolidated basis for select key products for the three and six months ended June 30, 2021:

(In millions)	Three months ended June 30, 2021	Six months ended June 30, 2021
Select Key Global Products
Lipitor ®	$398.3	$862.9
Norvasc ®	209.8	437.5
Lyrica ®	192.5	380.3
Viagra ®	134.8	274.4
EpiPen® Auto-Injectors	104.1	207.8
Effexor ®	83.5	160.1
Celebrex ®	82.3	171.3
Creon ®	80.7	150.6
Zoloft ®	70.9	147.5
Xalabrands	58.3	116.2

Select Key Segment Products
Dymista ®	$54.6	$94.9
Amitiza ®	52.1	98.0
Xanax ®	48.8	93.9
Yupelri ®	41.8	78.7
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product introductions.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Gross sales	$7,752.3	$4,457.6	$15,319.3	$8,881.6
Gross to net adjustments:
Chargebacks	(1,354.8)	(795.5)	(2,672.8)	(1,649.9)
Rebates, promotional programs and other sales allowances	(1,566.6)	(820.4)	(3,135.1)	(1,666.0)
Returns	(88.3)	(57.6)	(201.3)	(116.6)
Governmental rebate programs	(180.9)	(88.2)	(348.3)	(165.0)
Total gross to net adjustments	$(3,190.6)	$(1,761.7)	$(6,357.5)	$(3,597.5)
Net sales	$4,561.7	$2,695.9	$8,961.8	$5,284.1
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2021. Such allowances were comprised of the following at June 30, 2021 and December 31, 2020, respectively:

(In millions)	June 30, 2021	December 31, 2020
Accounts receivable, net	$1,667.9	$1,802.9
Other current liabilities	1,083.6	1,211.8
Total	$2,751.5	$3,014.7
Accounts receivable, net was comprised of the following at June 30, 2021 and December 31, 2020, respectively:

(In millions)	June 30, 2021	December 31, 2020
Trade receivables, net	$3,880.4	$3,891.3
Other receivables	598.3	952.5
Accounts receivable, net	$4,478.7	$4,843.8
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $112.9 million and $153.0 million of accounts receivable as of June 30, 2021 and December 31, 2020, respectively, under these factoring arrangements.

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
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. ASU 2019-12 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 includes an update to previous guidance in situations in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated loss for the year. In these situations, previous guidance stipulated that the income tax benefit was limited to the income tax that would exist on the basis of the year-to-date loss. This represented an exception to the guidance in ASC 740-270, and the provisions of ASU 2019-12 include the elimination of this exception which applied to the financial results of the three and six months ended June 30, 2021. The Company has applied the provisions of ASU 2019-12 on a prospective basis beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
Accounting Standard Issued Not Yet Adopted
The following recently issued accounting standard has not been adopted. Refer to Viatris’ 2020 Form 10-K for additional information and its potential impacts.

Accounting Standard Update	Effective Date
ASU 2020-04: Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting	January 1, 2023
4.Acquisitions and Other Transactions
Upjohn Business Combination Agreement
On July 29, 2019, Mylan, Pfizer, Upjohn Inc., a wholly-owned subsidiary of Pfizer, and certain other affiliated entities entered into a Business Combination Agreement pursuant to which Mylan would combine with the Upjohn Business in a Reverse Morris Trust transaction. The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica, Lipitor, Celebrex and Viagra. The Combination was completed on November 16, 2020.
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
The purchase price consists of the issuance of approximately 689.9 million Viatris shares of common stock at a fair value of approximately $10.73 billion based on the closing price of Mylan’s ordinary shares on November 13, 2020, as reported by the NASDAQ. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $602.9 million were incurred during the twelve months ended December 31, 2020, and approximately $108.2 million were incurred during the six months ended June 30, 2021. Acquisition related costs were recorded primarily in SG&A in the consolidated statements of operations for such periods.
During the six months ended June 30, 2021, adjustments were made to the preliminary purchase price recorded at November 16, 2020. These adjustments are reflected in the values presented below. The preliminary allocation of the $10.73 billion purchase price to the assets acquired and liabilities assumed under the Combination is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2020 (a)	Measurement Period and Other Adjustments (b)	Preliminary Purchase Price Allocation as of June 30, 2021 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$2,841.9	$(10.6)	$2,831.3
Inventories	2,588.9	(34.2)	2,554.7
Property, plant and equipment	1,394.1	—	1,394.1
Identified intangible assets	18,040.0	—	18,040.0
Goodwill	2,107.5	(134.7)	1,972.8
Deferred income tax benefit	1,481.9	244.0	1,725.9
Other assets	792.1	—	792.1
Total assets acquired	$29,246.4	$64.5	$29,310.9
Current liabilities	2,760.2	64.4	2,824.6
Long-term debt, including current portion	13,076.2	—	13,076.2
Deferred tax liabilities	1,656.9	—	1,656.9
Other noncurrent liabilities	1,441.5	0.1	1,441.6
Net assets acquired (net of $415.8 of cash acquired)	$10,311.6	$—	$10,311.6
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
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the working capital components and income taxes.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the year ended December 31, 2020, the Company recorded a step-up in the fair value of inventory of approximately $1.43 billion. During the three and six months ended June 30, 2021, the Company recorded amortization of the inventory step-up of approximately $477.3 million and $953.7 million, respectively, which is included in cost of sales in the condensed consolidated statements of operations. In addition, during the year ended December 31, 2020, a step-up in the fair value of property, plant and equipment of approximately $390.0 million was recognized. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.
The identified intangible assets of $18.04 billion are comprised of product rights and are being amortized over a weighted average useful life of 15 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $1.97 billion arising from the Combination consisted largely of the value of the employee workforce and products to be sold in new markets leveraging the combined entity. In addition, an allocation of the goodwill was assigned to the respective segments. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes.
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

	Three Months Ended	Six Months Ended
(Unaudited, in millions, except per share amounts)	June 30, 2020	June 30, 2020
Total revenues	$4,555.4	$8,994.8
Net earnings	$681.1	$1,223.7
Earnings per share:
Basic	$0.56	$1.01
Diluted	$0.56	$1.01
Weighted average shares outstanding:
Basic	1,206.9	1,206.6
Diluted	1,207.1	1,207.0
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
The following table summarizes stock option and SAR (together, “stock awards”) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(938,524)	$24.77
Outstanding at June 30, 2021	5,773,207	$37.09
Vested and expected to vest at June 30, 2021	5,668,426	$37.37
Exercisable at June 30, 2021	5,053,633	$39.38
As of June 30, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 5.1 years, 5.1 years and 4.7 years, respectively. Also, at June 30, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A summary of the status of the Company’s restricted stock awards as of June 30, 2021 and the changes during the six months ended June 30, 2021 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	12,073,790	$18.34
Granted	9,731,270	14.28
Released	(2,824,976)	25.47
Forfeited	(890,764)	15.69
Nonvested at June 30, 2021	18,089,320	$15.17
As of June 30, 2021, the Company had $201.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 2.0 years. The total intrinsic value of stock awards exercised and restricted stock units released during the six months ended June 30, 2021 and 2020 was $71.9 million and $19.1 million, respectively.
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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Service cost	$10.9	$5.3	$21.7	$10.6
Interest cost	8.7	2.9	17.2	5.8
Expected return on plan assets	(16.7)	(3.4)	(33.2)	(6.8)
Amortization of prior service costs	(0.2)	—	(0.3)	—
Recognized net actuarial losses	0.5	0.1	0.8	0.3
Settlement gain	(3.1)	—	(3.1)	—
Net periodic benefit cost	$0.1	$4.9	$3.1	$9.9
In the second quarter of 2021, the Company recognized a settlement gain as a result of cash payments from lump sum elections related to the U.S. and Puerto Rico pension plans.
The Company expects to make total benefit payments of approximately $118.9 million from pension and other postretirement benefit plans in 2021. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $70.1 million in 2021 due to the second quarter remeasurement of the impacted plans.
7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$673.9	$844.4	$323.6
Restricted cash, included in other current and non-current assets	5.2	5.6	1.1
Cash, cash equivalents and restricted cash	$679.1	$850.0	$324.7
Inventories

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$948.2	$958.4
Work in process	1,148.6	1,438.1
Finished goods	2,390.8	3,075.4
Inventories	$4,487.6	$5,471.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	June 30, 2021	December 31, 2020
Prepaid expenses	$221.6	$267.8
Available-for-sale fixed income securities	38.5	39.1
Fair value of financial instruments	90.3	118.6
Equity securities	49.6	45.8
Other current assets	1,709.6	1,236.1
Prepaid expenses and other current assets	$2,109.6	$1,707.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2021	December 31, 2020
Machinery and equipment	$3,191.2	$3,235.0
Buildings and improvements	1,916.2	1,954.8
Construction in progress	403.7	376.3
Land and improvements	152.0	155.8
Gross property, plant and equipment	5,663.1	5,721.9
Accumulated depreciation	2,491.7	2,262.0
Property, plant and equipment, net	$3,171.4	$3,459.9
Other assets

(In millions)	June 30, 2021	December 31, 2020
Equity method investments, clean energy investments	$24.2	$47.9
Operating lease right-of-use assets	300.6	323.6
Other long-term assets	700.3	676.0
Other assets	$1,025.1	$1,047.5
Accounts payable

(In millions)	June 30, 2021	December 31, 2020
Trade accounts payable	$1,319.5	$1,345.7
Other payables	480.7	558.5
Accounts payable	$1,800.2	$1,904.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	June 30, 2021	December 31, 2020
Accrued sales allowances	$1,083.6	$1,211.8
Legal and professional accruals, including litigation accruals	487.7	362.9
Payroll and employee benefit liabilities	663.2	828.2
Contingent consideration	83.1	100.5
Accrued interest	81.5	90.9
Restructuring	372.9	149.2
Equity method investments, clean energy investments	29.1	47.5
Fair value of financial instruments	40.1	103.6
Operating lease liability	89.5	92.9
Other	1,280.8	1,973.2
Other current liabilities	$4,211.5	$4,960.7
Other long-term obligations

(In millions)	June 30, 2021	December 31, 2020
Employee benefit liabilities	$912.4	$1,020.4
Contingent consideration	130.7	123.1
Tax related items, including contingencies	389.3	469.5
Operating lease liability	208.6	229.5
Accrued Restructuring	126.6	134.8
Other	474.3	505.8
Other long-term obligations	$2,241.9	$2,483.1
8.Equity Method Investments
Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Total revenues	$90.0	$87.8	$199.5	$175.3
Gross loss	(1.2)	(1.1)	(2.6)	(2.2)
Operating and non-operating expense	4.0	4.5	8.9	9.2
Net loss	$(5.2)	$(5.6)	$(11.5)	$(11.4)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended June 30, 2021 and 2020, the Company recognized net losses from equity method investments of $16.7 million and $17.2 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized net losses from equity method investments of $34.6 million and $34.5 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

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
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Basic (loss) earnings attributable to Viatris Inc. common shareholders
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(279.2)	$39.4	$(1,316.8)	$60.2
Shares (denominator):
Weighted average shares outstanding	1,208.8	516.9	1,208.2	516.7
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.23)	$0.08	$(1.09)	$0.12

Diluted (loss) earnings attributable to Viatris Inc. common shareholders
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(279.2)	$39.4	$(1,316.8)	$60.2
Shares (denominator):
Weighted average shares outstanding	1,208.8	516.9	1,208.2	516.7
Share-based awards and warrants	—	0.3	—	0.4
Total dilutive shares outstanding	1,208.8	517.2	1,208.2	517.1
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.23)	$0.08	$(1.09)	$0.12
Additional stock awards and restricted stock awards were outstanding during the three and six months ended June 30, 2021 and 2020, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2021 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 10.0 million shares and 10.5 million shares for the three and six months ended June 30, 2021, respectively, and 11.1 million shares and 10.4 million shares for the three and six months ended 2020, respectively.
On May 7, 2021, the Company’s Board of Directors declared an inaugural quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock. The first quarterly cash dividend was paid on June 16, 2021 to shareholders of record as of the close of business on May 24, 2021. On August 6, 2021, the Company’s Board of Directors declared its second quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock, which will be payable on September 16, 2021 to shareholders of record as of the close of business on August 24, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2020:
Goodwill	$9,569.5	$738.3	$864.0	$1,560.2	$12,732.0
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	9,184.5	738.3	864.0	1,560.2	12,347.0
Measurement period adjustments	(45.1)	(41.7)	(13.9)	(34.0)	(134.7)
Foreign currency translation	(251.1)	6.6	(35.9)	58.5	(221.9)
	$8,888.3	$703.2	$814.2	$1,584.7	$11,990.4
Balance at June 30, 2021:
Goodwill	$9,273.3	$703.2	$814.2	$1,584.7	$12,375.4
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$8,888.3	$703.2	$814.2	$1,584.7	$11,990.4

Intangible assets consist of the following components at June 30, 2021 and December 31, 2020:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2021
Product rights, licenses and other (1)	15	$39,761.5	$11,977.6	$27,783.9
In-process research and development		79.8	—	79.8
		$39,841.3	$11,977.6	$27,863.7
December 31, 2020
Product rights, licenses and other (1)	15	$40,404.1	$10,801.6	$29,602.5
In-process research and development		80.7	—	80.7
		$40,484.8	$10,801.6	$29,683.2
___________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
The Company has performed its annual goodwill impairment test as of April 1, 2021 on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. See Note 14, Segment Information, for further discussion. Additionally, the net assets acquired as part of the Combination were included in the respective reporting units and in the annual impairment test for the first time. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of April 1, 2021, the allocation of the Company’s total goodwill was as follows: North America $3.66 billion, Europe $5.15 billion, Emerging Markets $1.58 billion, JANZ $0.82 billion and Greater China $0.70 billion.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
As of April 1, 2021, the Company determined that the fair value of the North America, Emerging Markets and Greater China reporting units was substantially in excess of the respective unit’s carrying value.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $0.91 billion or 5.8% for the annual goodwill impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2021, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.0%. A terminal year value was calculated with a 0.9% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 19.0%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 8.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.9% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $0.23 billion or 7.0% for the annual goodwill impairment test. As it relates to the income approach for the JANZ reporting unit at April 1, 2021, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 1.5%. A terminal year value was calculated with a 0.7% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.5%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 4.2% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 totaled:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Intangible asset amortization expense	$681.6	$351.6	$1,366.0	$702.8
Intangible asset impairment charges	—	—	83.4	—
Total intangible asset amortization expense (including impairment charges)	$681.6	$351.6	$1,449.4	$702.8
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the six months ended June 30, 2021.
Intangible asset amortization expense over the remainder of 2021 and for the years ended December 31, 2022 through 2025 is estimated to be as follows:

(In millions)
2021	$1,339
2022	2,616
2023	2,454
2024	2,350
2025	2,257

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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries and a portion of forecasted intercompany inventory sales denominated in Euro, Japanese Yen and Chinese Renminbi for up to eighteen months. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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
The following table summarizes the principal amounts of the Company’s outstanding Euro borrowings and the notional amounts of the Euro borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	June 30, 2021	December 31, 2020
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022	750.0	750.0	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	105.6	—	105.6
Total	€5,955.6	€5,850.0	€5,955.6

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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	June 30, 2021 Fair Value	December 31, 2020 Fair Value	Balance Sheet Location	June 30, 2021 Fair Value	December 31, 2020 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$42.9	$28.3	Other current liabilities	$—	$0.8
Total derivatives designated as hedges		42.9	28.3		—	0.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	47.4	90.3	Other current liabilities	40.1	102.8
Total derivatives not designated as hedges		47.4	90.3		40.1	102.8
Total derivatives		$90.3	$118.6		$40.1	$103.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
(In millions)	Location of Gain/(Loss)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	$—	$—	$11.3	$12.8	$3.6	$(2.9)
Interest rate swaps	Interest expense (4)	—	—	(0.9)	—	(1.0)	(1.1)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	(59.6)	(44.9)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	(14.9)	(16.3)	—	—	—	—
Total		$(14.9)	$(16.3)	$(49.2)	$(32.1)	$2.6	$(4.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
(In millions)	Location of Gain/(Loss)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Fair Value Hedge Relationships (1) :
Interest rate swaps	Interest expense (3)	$—	$22.1	$—	$—	$—	$—
2023 Senior Notes (3.125% coupon)	Interest expense (3)	—	(22.1)	—	—	—	—
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	—	—	16.9	(30.0)	9.7	(2.8)
Interest rate swaps	Interest expense (4)	—	—	(1.7)	—	(2.1)	(2.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	199.0	(4.8)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	20.7	13.1	—	—	—	—
Total		$20.7	$13.1	$214.2	$(34.8)	$7.6	$(5.0)
____________
(1)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
(2)At June 30, 2021, the Company expects that approximately $5.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2021			December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.8	$—	$—	$0.9	$—	$—
Total cash equivalents	0.8	—	—	0.9	—	—
Equity securities:
Exchange traded funds	48.9	—	—	45.1	—	—
Marketable securities	0.7	—	—	0.7	—	—
Total equity securities	49.6	—	—	45.8	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	17.6	—	—	17.8	—
U.S. Treasuries	—	13.5	—	—	14.4	—
Agency mortgage-backed securities	—	1.6	—	—	1.9	—
Asset backed securities	—	5.3	—	—	4.6	—
Other	—	0.5	—	—	0.4	—
Total available-for-sale fixed income investments	—	38.5	—	—	39.1	—
Foreign exchange derivative assets	—	90.3	—	—	118.6	—
Total assets at recurring fair value measurement	$50.4	$128.8	$—	$46.7	$157.7	$—
Financial Liabilities
Foreign exchange derivative liabilities	—	40.1	—	—	103.6	—
Contingent consideration	—	—	213.8	—	—	223.6
Total liabilities at recurring fair value measurement	$—	$40.1	$213.8	$—	$103.6	$223.6

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
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At June 30, 2021 and December 31, 2020, discount rates ranging from 2.1% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2020 to June 30, 2021 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2020	$100.5	$123.1	$223.6
Payments	(46.6)	—	(46.6)
Reclassifications	29.2	(29.2)	—
Accretion	—	4.8	4.8
Fair value loss (3)	—	32.0	32.0
Balance at June 30, 2021	$83.1	$130.7	$213.8
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
12.Debt
Short-Term Borrowings
The Company had $1.30 billion and $1.10 billion of short-term borrowings as of June 30, 2021 and December 31, 2020, respectively.

(In millions)	June 30, 2021	December 31, 2020
Commercial paper notes	$700.5	$651.3
Receivables Facility	400.0	248.4
Note Securitization Facility	200.0	200.0
Other	—	1.2
Short-term borrowings	$1,300.5	$1,100.9
For additional information, see Note 10 Debt in Viatris’ 2020 Form 10-K.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of June 30, 2021	June 30, 2021	December 31, 2020
Current portion of long-term debt:
2021 Senior Notes (a) **	3.150%	—	2,249.7
2022 Euro Senior Notes ****	0.816%	897.5	—
2022 Senior Notes ***	1.125%	1,005.9	—
USD Term Loan		240.0	—
Other		5.0	8.0
Deferred financing fees		—	(1.4)
Current portion of long-term debt		$2,148.4	$2,256.3

Non-current portion of long-term debt:
2022 Euro Senior Notes ****	0.816%	—	928.8
2022 Senior Notes ***	1.125%	—	1,008.8
2023 Senior Notes (b) *	3.125%	773.8	781.6
2023 Senior Notes *	4.200%	499.5	499.3
2024 Euro Senior Notes **	2.250%	1,184.4	1,219.9
2024 Euro Senior Notes ****	1.023%	913.0	944.6
2025 Euro Senior Notes *	2.125%	592.1	609.9
2025 Senior Notes ***	1.650%	765.2	767.1
2026 Senior Notes **	3.950%	2,240.6	2,239.7
2027 Euro Senior Notes ****	1.362%	1,060.9	1,097.4
2027 Senior Notes ***	2.300%	783.5	786.1
2028 Euro Senior Notes **	3.125%	883.4	909.7
2028 Senior Notes *	4.550%	748.7	748.6
2030 Senior Notes ***	2.700%	1,524.3	1,528.0
2032 Euro Senior Notes ****	1.908%	1,618.3	1,672.6
2040 Senior Notes ***	3.850%	1,660.3	1,663.3
2043 Senior Notes *	5.400%	497.3	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.7	747.7
2050 Senior Notes ***	4.000%	2,207.2	2,209.3
USD Term Loan		360.0	600.0
2020 Revolving Facility		900.0	—
Other		1.6	17.4
Deferred financing fees		(44.7)	(47.8)
Long-term debt		$20,917.0	$22,429.2
____________
(a)    The 2021 Senior Notes were repaid at maturity in the second quarter of 2021.
(b)    In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment is being amortized to interest expense over the remaining term of the notes.

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
**    Instrument was originally issued by Mylan N.V. now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.
For additional information, see Note 10 Debt in Viatris’ 2020 Form 10-K.
USD Term Loan, 2020 Revolving Facility, YEN Term Loan and 2021 Revolving Facility
In June 2020, Viatris entered into (i) a $600 million term loan agreement (the “USD Term Loan”) and (ii) a $4.0 billion revolving facility (the “2020 Revolving Facility”) with various syndicates of banks. The USD Term Loan was fully repaid in July 2021.
The USD Term Loan and the 2020 Revolving Facility contained a maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements. The maximum leverage ratio is 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreements.
The USD Term Loan and the 2020 Revolving Facility contained customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
In July 2021, Viatris entered into (i) a ¥40 billion term loan credit agreement (the “YEN Term Loan”) and (ii) a $4.0 billion revolving credit agreement (the “2021 Revolving Facility”) with various syndicates of banks. The 2021 Revolving Facility amended and restated the 2020 Revolving Facility and proceeds from the 2021 Revolving Facility were used to repay outstanding obligations under the 2020 Revolving Facility. Proceeds from the YEN Term Loan and 2021 Revolving Facility were also used to repay the USD Term Loan in full and the USD Term Loan was terminated. The 2021 Revolving Facility and the YEN Term Loan have substantially identical terms to the 2020 Revolving Facility and USD Term Loan, respectively with the following exceptions: 1) the maturity of both the YEN Term Loan and the 2021 Revolving Facility is July 2026, 2) the pricing was adjusted to reflect current market prices (which were generally more favorable) and 3) the maximum leverage ratio as of the end of any quarter was set at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement. The Company expects to designate the YEN Term Loan as a hedge of its investment in certain Yen-functional currency subsidiaries in order to manage foreign currency translation risk.
The YEN Term Loan and the 2021 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, those set forth above with respect to the USD Term Loan and the 2020 Revolving Facility.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Fair Value
At June 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s outstanding notes was approximately $22.53 billion and $25.90 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2021 were as follows for each of the periods ending December 31:

(In millions)	Total
2021	$—
2022	2,489
2023	2,150
2024	2,075
2025	1,343
Thereafter	14,330
Total	$22,387
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2021	December 31, 2020
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.4	$1.2
Net unrecognized gain (loss) and prior service cost related to defined benefit plans, net of tax	43.6	(26.1)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(6.2)	(18.0)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	(220.8)	(353.6)
Foreign currency translation adjustment	(1,022.0)	(461.5)
	$(1,205.0)	$(858.0)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2021 and 2020:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2021, net of tax			$(15.5)	$(161.3)	$0.2	$(26.3)	$(1,182.7)	$(1,385.6)
Other comprehensive earnings (loss) before reclassifications, before tax			15.0	(77.4)	0.2	72.2	160.7	170.7
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(3.6)		(3.6)					(3.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.0	1.0					1.0
Amortization of prior service costs included in SG&A						(0.2)		(0.2)
Amortization of actuarial gain included in SG&A						0.5		0.5
Net other comprehensive earnings (loss), before tax			12.4	(77.4)	0.2	72.5	160.7	168.4
Income tax provision (benefit)			3.1	(17.9)	—	2.6	—	(12.2)
Balance at June 30, 2021, net of tax			$(6.2)	$(220.8)	$0.4	$43.6	$(1,022.0)	$(1,205.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2020, net of tax			$(70.1)	$(34.1)	$0.8	$(19.0)	$(2,331.1)	$(2,453.5)
Other comprehensive earnings (loss) before reclassifications, before tax			14.7	(47.3)	0.6	6.5	452.0	426.5
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.9		2.9					2.9
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			18.7	(47.3)	0.6	6.6	452.0	430.6
Income tax provision (benefit)			4.3	(2.4)	0.1	—	—	2.0
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			23.3	150.0	(0.7)	72.8	(560.5)	(315.1)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(9.7)		(9.7)					(9.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.1	2.1					2.1
Amortization of prior service costs included in SG&A						(0.3)		(0.3)
Amortization of actuarial loss included in SG&A						0.8		0.8
Net other comprehensive earnings (loss), before tax			15.7	150.0	(0.7)	73.3	(560.5)	(322.2)
Income tax provision (benefit)			3.9	17.2	0.1	3.6	—	24.8
Balance at June 30, 2021, net of tax			$(6.2)	$(220.8)	$0.4	$43.6	$(1,022.0)	$(1,205.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(37.7)	(5.0)	0.8	4.7	(204.6)	(241.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.8		2.8					2.8
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.2	2.2					2.2
Amortization of actuarial loss included in SG&A						0.3		0.3
Net other comprehensive (loss) earnings, before tax			(32.7)	(5.0)	0.8	5.0	(204.6)	(236.5)
Income tax (benefit) provision			(8.6)	(0.3)	0.1	—	—	(8.8)
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)
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
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of the Company’s segments based on total revenues and segment profitability.
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2020 Form 10-K, and Note 3 Recent Accounting Pronouncements, Adoption of New Accounting Standards included in this Form 10-Q.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales		Segment Profitability
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
Developed Markets	$2,640.4	$1,982.7	$1,319.9	$1,048.6
Greater China	550.3	22.7	366.5	5.5
JANZ	501.0	280.2	185.4	83.4
Emerging Markets	870.0	410.3	384.7	133.4
Total reportable segments	$4,561.7	$2,695.9	$2,256.5	$1,270.9

Reconciling items:
Intangible asset amortization expense			(681.6)	(351.6)
Globally managed research and development costs			(147.7)	(156.3)
Litigation settlements & other contingencies			(23.0)	(15.8)
Transaction related and other special items			(920.7)	(269.6)
Corporate and other unallocated			(531.3)	(343.4)
(Loss) earnings from operations			$(47.8)	$134.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
Developed Markets	$5,212.0	$3,969.1	$2,605.3	$2,037.6
Greater China	1,142.2	37.8	771.4	5.1
JANZ	982.9	523.4	369.6	135.0
Emerging Markets	1,624.7	753.8	722.0	228.2
Total reportable segments	$8,961.8	$5,284.1	$4,468.3	$2,405.9

Reconciling items:
Intangible asset amortization expense			(1,366.0)	(702.8)
Intangible asset impairment charges			(83.4)	—
Globally managed research and development costs			(331.8)	(270.5)
Litigation settlements & other contingencies			(45.9)	(17.6)
Transaction related and other special items			(1,914.1)	(433.8)
Corporate and other unallocated			(1,041.1)	(662.3)
(Loss) earnings from operations			$(314.0)	$318.9

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2020 to June 30, 2021:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2020:	$262.6	$4.8	$267.4
Charges (1)	161.6	152.0	313.6
Cash payment	(49.2)	(1.1)	(50.3)
Utilization	—	(151.0)	(151.0)
Foreign currency translation	(3.3)	0.1	(3.2)
Balance at March 31, 2021:	$371.7	$4.8	$376.5
Charges (1)	169.0	82.9	251.9
Reimbursable restructuring charges	26.4	—	26.4
Cash payment	(74.7)	(2.1)	(76.8)
Utilization	—	(80.8)	(80.8)
Foreign currency translation	1.6	(0.1)	1.5
Balance at June 30, 2021:	$494.0	$4.7	$498.7
____________
(1)     For the three months ended June 30, 2021, total restructuring charges in Developed Markets, JANZ, Emerging Markets, and Corporate/Other were approximately $115.1 million, $107.5 million, $6.0 million, and $23.3 million respectively. For the six months ended June 30, 2021, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $381.6 million, $5.3 million, $109.0 million, $46.3 million, and $23.3 million, respectively.
At June 30, 2021 and December 31, 2020, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.
16.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration and licensing agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at June 30, 2021 totaled approximately $359 million. We estimate that the amounts that may be paid through the end of 2021 to be approximately $24 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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
In France, the tax authorities have issued notices of assessments to the Company for the years ended December 2013 to December 2016 concerning our tax position with respect to (i) certain intercompany transactions and (ii) whether income earned by a Company entity not domiciled in France should be subject to French tax. We have resolved our position concerning certain intercompany transactions with the tax authorities. Concerning the remaining issue, we anticipate it will become the subject of litigation before the French tax courts in which the tax authorities will seek unpaid taxes, penalties, and interest.
The Company has recorded a reserve for uncertain tax positions of $73.1 million and $134.6 million, including interest and penalties, in connection with its international audits at June 30, 2021 and December 31, 2020, respectively. The reserve balance at June 30, 2021 reflects the impact of current year settlement payments. In connection with our international tax audits, including in Australia and France, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2020, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2020.
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
EpiPen® Auto-Injector Litigation
The Company has been named as a defendant in putative indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases assert violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ claims include purported challenges to the prices charged for the EpiPen® Auto-Injector and/or the marketing of the product in packages containing two auto-injectors, as well as allegedly anti-competitive conduct. A former Mylan N.V. officer and other non-Viatris affiliated companies are also defendants in some of the class actions. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated. The District Court certified an antitrust class that applies to 17 states and a RICO class. On June 23, 2021, the Court granted – in substantial part –the Company’s and former Mylan N.V. officer’s motion for summary judgment by dismissing certain antitrust claims and the RICO claims, which included RICO claims asserted against the former Mylan N.V. officer. Plaintiffs filed a motion for reconsideration of the summary judgment decision with respect to the RICO claims. On July 8, 2021, the Company filed a motion to decertify the class action with respect to the remaining antitrust claims. A trial on the remaining antitrust claims against the Company is currently scheduled to begin on January 24, 2022.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiff in this case asserts federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. On November 3, 2020, the plaintiff filed a second amended complaint that is substantially similar to the allegations in the amended complaint. Plaintiffs’ seek monetary damages, declaratory relief, attorneys’ fees and costs. On July 26, 2021, the Court dismissed the second amended complaint with an option for Plaintiff to file a limited amended complaint within 30 days.
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
The Company has a total accrual of approximately $10.0 million related to this matter at June 30, 2021, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. They allege harm under federal and state laws, including federal and state antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the lawsuits also name as defendants the Company’s President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products.
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
On June 10, 2020, attorneys general of forty-six states, certain territories and the District of Columbia filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. The complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, and restitution. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. The court has ordered that this case proceed as a bellwether.
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
The Company has accrued approximately €11.2 million as of June 30, 2021 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
The Company has accrued approximately £10.1 million as of June 30, 2021 related to this matter. It is reasonably possible that the Company will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
The Company has accrued approximately $103.1 million as of June 30, 2021 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. The state court proceedings remain pending in various jurisdictions, including in California, Missouri, and New York. On January 27, 2021, the California Court granted Pfizer’s motion to exclude the opinions of plaintiffs’ only general causation expert in connection with his opinions involving the three lowest doses of Lipitor (10, 20 and 40 mg). The Company filed a motion for summary judgment - which remains pending - in connection with the 10, 20, and 40 mg plaintiffs on June 7, 2021 and Plaintiffs did not file an opposition.

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
Dilantin
Since 2018, a number of individual and multi-plaintiff lawsuits have been filed against Pfizer and related entities in various federal and state courts, alleging that the plaintiffs developed cerebellar atrophy as a result of the ingestion of Dilantin. Plaintiffs seek compensatory and punitive damages. The cases are in various stages, from the initial pleading stage to discovery, and some at the bellwether case selection phase. The parties have reached a settlement in principle.
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
The Company has accrued approximately $302.5 million as of June 30, 2021 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
On March 26, 2021, the PTAB issued a final written decision in an IPR proceeding in which MPI challenged an additional Sanofi device patent (U.S. Patent Number RE47,614) and found all challenged claims unpatentable. Sanofi’s appeal is pending.
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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, Scotland and Northern Ireland) filed their claims. The claim filed by Sandoz has been resolved and we have reached a settlement in principle to resolve the claim filed by Ranbaxy.
Lyrica - Canada
In June 2014, Pharmascience Inc. (“PMS”) commenced an action against Pfizer Canada Inc., Warner-Lambert Company and Warner-Lambert Company LLC (the Pfizer Canada Defendants) seeking damages in connection with an earlier unsuccessful patent litigation brought by the Pfizer Canada Defendants involving pregabalin. PMS claims lost profit damages from November 30, 2010, the date it received tentative regulatory approval for its pregabalin product, to February 13, 2013, the date Pfizer’s patent case against PMS was dismissed. A trial that will take place intermittently over a few week period began on July 19, 2021.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $12.7 million accrued related to these various other legal proceedings at June 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2020 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings for the three and six months ended June 30, 2021, and cash flows for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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
•changes in relevant laws and regulations, including but not limited to changes in tax, healthcare and pharmaceutical laws and regulations globally (including the impact of potential tax reform in the U.S.);
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

Recent Developments
SEMGLEE®
On June 11, 2020, the FDA approved the SEMGLEE® vial and pen products, which the Company began selling on August 31, 2020. On July 28, 2021, Viatris and Biocon Biologics Ltd. announced that the FDA had approved SEMGLEE® (insulin glargine-yfgn) injection as the first interchangeable biosimilar product under the 351(k) regulatory pathway. The interchangeable SEMGLEE® product, which will allow substitution of SEMGLEE® for the reference product, Lantus®, at the pharmacy counter, will be introduced before the end of the year. The Company is eligible to have exclusivity for 12 months before the FDA can approve another biosimilar interchangeable to Lantus®. Commercial preparations for launch are underway. Over the next few months, Viatris will transition the current product to the 351(k) interchangeable product.
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
During the three and six months ended June 30, 2021, the Company recorded pre-tax charges of $251.9 million and $565.5 million, respectively. For the charges recognized during the three months ended June 30, 2021, $80.8 million were non-cash asset impairment charges and the remaining charges were primarily related to severance and employee benefits. Included within the charges during the six months ended June 30, 2021 were $231.8 million for non-cash asset impairment charges with the remaining charges primarily related to severance and employee benefits.
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
The following section discusses the important measures the Company continues to take in light of the COVID-19 pandemic.

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

Commercial Operations

•We have and continue to experience fluctuations in demand trends due to COVID-19. We will continue to monitor trends closely as we work to ensure patients have access to needed medicine.

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

•Viatris has ramped up production of antiviral medicines, including remdesivir and ambisome, and continues to work with government authorities in India to further reduce the cost of the medicines and educate more than 20,000 healthcare professionals about product usage.
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

Impact on Results of Operations

The global spread of COVID-19 has created and continues to create significant volatility, uncertainty and economic disruption affecting the markets we serve. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict. For additional information, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Summary
The table below is a summary of the Company’s financial results for the three and six months ended June 30, 2021 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2021	2020	Change	% Change
Total revenues	$4,577.8	$2,731.2	$1,846.6	68%
Gross profit	1,327.7	1,025.7	302.0	29%
(Loss) earnings from operations	(47.8)	134.2	(182.0)	(136)%
Net (loss) earnings	(279.2)	39.4	(318.6)	nm
Diluted (loss) earnings per share	$(0.23)	$0.08	$(0.31)	nm

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2021	2020	Change	% Change
Total revenues	$9,008.1	$5,350.4	$3,657.7	68%
Gross profit	2,455.0	1,931.8	523.2	27%
(Loss) earnings from operations	(314.0)	318.9	(632.9)	(198)%
Net (loss) earnings	(1,316.8)	60.2	(1,377.0)	nm
Diluted (loss) earnings per share	$(1.09)	$0.12	$(1.21)	nm

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

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended
	June 30,
(In millions, except %s)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,640.4	$1,982.7	33%	$(112.1)	$2,528.3	28%
Greater China	550.3	22.7	nm	(0.5)	549.8	nm
JANZ	501.0	280.2	79%	(14.9)	486.1	73%
Emerging Markets	870.0	410.3	112%	(24.3)	845.7	106%
Total net sales	$4,561.7	$2,695.9	69%	$(151.8)	$4,409.9	64%

Other revenues (3)	16.1	35.3	(54)%	(0.8)	15.3	(57)%
Consolidated total revenues (4)	$4,577.8	$2,731.2	68%	$(152.6)	$4,425.2	62%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended June 30, 2021, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $12.2 million, $(1.4) million, $0.6 million, and $4.7 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Viatris reported total revenues of $4.58 billion, compared to $2.73 billion for the comparable prior year period, representing an increase of $1.85 billion, or 68%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $4.56 billion, compared to $2.70 billion for the comparable prior year period, representing an increase of $1.87 billion, or 69%. Other revenues for the current quarter were $16.1 million, compared to $35.3 million for the comparable prior year period.
The increase in total revenues and net sales was primarily driven by net sales totaling $1.63 billion from the Upjohn Business in the current quarter and approximately $223.9 million of new product sales, partially offset by a decrease of approximately $139.2 million in net sales from existing products, primarily as a result of lower pricing. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched since July 1, 2020. The Company’s net sales were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU and in India and Australia. The net favorable impact of foreign currency translation on net sales was approximately $151.8 million, or 6%. On a constant currency basis, the increase in net sales was approximately $1.71 billion, or 64% for the three months ended June 30, 2021. We estimate that the COVID-19 pandemic positively impacted our second quarter 2021 net sales by approximately 4%, primarily driven by the partial recovery of customer buying patterns in Europe and certain product sales in India during the second quarter of 2021 as compared to the prior year period. The prior year period was negatively impacted by the reversal of forward purchasing patterns that occurred in the first quarter of 2020.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 26% for the three months ended June 30, 2021 and 2020, respectively, with the year-over-year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of changes in competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.
Developed Markets Segment
Net sales from Developed Markets increased by $657.7 million or 33% during the three months ended June 30, 2021 when compared to the prior year period. Net sales within North America totaled approximately $1.20 billion and net sales within Europe totaled approximately $1.44 billion. This increase was due primarily to net sales from the Upjohn Business in the current quarter of $519.7 million and new product sales, including the portfolio of thrombosis products in Europe acquired from Aspen in the fourth quarter of 2020, as well as higher volumes in Europe as compared to the prior year period due to the higher COVID-19 impact during the second quarter of 2020 as a result of customer buying patterns, and Yulperi growth in North America. This increase was partially offset by lower pricing in Europe, and lower pricing and volumes on net sales of certain existing North American products, including Wixela, Xulane, and Perforomist, primarily driven by additional competition. Lower volumes were also due to the impact of product divestitures, including certain North American OTC products during the current quarter and other products during 2020 as a result of the Combination. The favorable impact of foreign currency translation on current period net sales, primarily in Europe, was approximately $112.1 million, or 6%. Constant currency net sales increased by approximately $545.6 million, or 28% when compared to the prior year period.
Greater China Segment
Net sales from Greater China increased by $527.6 million for the three months ended June 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $540.6 million. This increase was partially offset by lower net sales of existing products, driven by lower volumes, which were negatively impacted by competitive market conditions, including VBP. The favorable impact of foreign currency translation was approximately $0.5 million, or 2%. Constant currency net sales increased by approximately $527.1 million when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $220.8 million or 79% for the three months ended June 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $191.9 million and higher net sales of existing products driven by higher volumes in Japan primarily related to the impact of the termination of the collaboration arrangement with Pfizer in the prior year, partially offset by lower pricing in Australia driven by government price reductions and product competition. Foreign currency translation had a favorable impact of approximately $14.9 million, or 5%. Constant currency net sales increased by approximately $205.9 million, or 74% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets increased by $459.7 million or 112% for the three months ended June 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $377.1 million and COVID-19 related product sales in India, primarily related to remdesivir and ambisome. This increase was partially offset by lower volumes and pricing of antiretroviral drugs as a result of the timing of orders across multiple markets, and lower volumes in other markets. The favorable impact of foreign currency translation was $24.3 million, or 6%. Constant currency net sales increased by approximately $435.4 million, or 106%.
Cost of Sales and Gross Profit
Cost of sales increased from $1.71 billion for the three months ended June 30, 2020 to $3.25 billion for the three months ended June 30, 2021. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the three months ended June 30, 2021 was $1.33 billion and gross margins were 29%. For the three months ended June 30, 2020, gross profit was $1.03 billion and gross margins were 38%. Cost of sales from the Upjohn Business, including the impact of amortization expense, was $1.24 billion for the three months ended June 30, 2021. This includes increased amortization expense of $778.0 million primarily for purchase accounting related amortization of intangible assets and the step-up of acquired inventory. Gross profit from net sales of existing products was impacted equally by lower volumes and lower pricing. Adjusted gross margins were 58% for the three months ended June 30, 2021, compared to 54% for the three months ended June 30, 2020, with the year-over-year increase driven by the impact of the Combination.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is as follows:

	Three Months Ended
	June 30,
(In millions, except %s)	2021	2020
U.S. GAAP cost of sales	$3,250.1	$1,705.5
Deduct:
Purchase accounting related amortization	(1,169.8)	(351.8)
Acquisition related items	(1.0)	(1.3)
Restructuring related costs	(78.7)	(4.1)
Share-based compensation expense	(0.6)	(0.4)
Other special items	(99.4)	(99.5)
Adjusted cost of sales	$1,900.6	$1,248.4

Adjusted gross profit (a)	$2,677.2	$1,482.8

Adjusted gross margin (a)	58%	54%
____________
(a)U.S. GAAP gross profit is calculated as total revenues less U.S. GAAP cost of sales. U.S. GAAP gross margin is calculated as U.S. GAAP gross profit divided by total revenues. Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2021 was $147.7 million, compared to $156.3 million for the comparable prior year period, a decrease of $8.6 million. This decrease was primarily due to higher expenses in the comparable prior year period related to licensing arrangements for products in development, partially offset by increased costs associated with the Upjohn Business in the current year period.
Selling, General & Administrative Expense
SG&A expense for the three months ended June 30, 2021 was $1.20 billion, compared to $719.4 million for the comparable prior year period, an increase of $485.4 million. The increase was primarily due to costs related to the Upjohn Business of $421.3 million and an increase of approximately $146.2 million for restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower acquisition related costs of approximately $74.2 million and lower selling and promotional expenses, including through our active management related to synergies and certain lower expenses as a result of COVID-19.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended
	June 30,
(In millions)	2021	2020
Respiratory delivery platform contingent consideration adjustment	$22.9	$12.1
Litigation settlements, net	0.1	3.7
Total litigation settlements and other contingencies, net	$23.0	$15.8
Interest Expense
Interest expense for the three months ended June 30, 2021 totaled $167.1 million, compared to $116.2 million for the three months ended June 30, 2020, an increase of $50.9 million. The increase is due to the interest expense related to the additional debt assumed in the Combination of approximately $68.2 million, partially offset by amortization of debt premium of $17.3 million and by the impact of debt repayments in 2021.
Other Expense (Income), Net
Other expense, net was $4.2 million for the three months ended June 30, 2021, compared to other income, net of $2.0 million for the comparable prior year period. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense (income), net was comprised of the following for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended
	June 30,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$16.7	$17.2
Foreign exchange losses, net	8.8	3.8
Other gains, net	(21.3)	(23.0)
Other expense (income), net	$4.2	$(2.0)
Income Tax Provision
For the three months ended June 30, 2021, the Company recognized an income tax provision of $60.1 million, compared to an income tax benefit of $19.4 million for the comparable prior year period, an increase of $79.5 million. The income tax provision for the three months ended June 30, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. Also impacting the current year income tax provision was the changing mix of income earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended
	June 30,
(In millions, except %s)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$5,212.0	$3,969.1	31%	$(209.1)	$5,002.9	26%
Greater China	1,142.2	37.8	nm	(0.3)	1,141.9	nm
JANZ	982.9	523.4	88%	(36.9)	946.0	81%
Emerging Markets	1,624.7	753.8	116%	(24.6)	1,600.1	112%
Total net sales	$8,961.8	$5,284.1	70%	$(270.9)	$8,690.9	64%

Other revenues (3)	46.3	66.3	(30)%	(1.2)	45.1	(32)%
Consolidated total revenues (4)	$9,008.1	$5,350.4	68%	$(272.1)	$8,736.0	63%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the six months ended June 30, 2021, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $34.5 million, $1.0 million, and $10.8 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the six months ended June 30, 2021, Viatris reported total revenues of $9.01 billion, compared to $5.35 billion for the comparable prior year period, representing an increase of $3.66 billion, or 68%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2021 were $8.96 billion, compared to $5.28 billion for the comparable prior year period, representing an increase of $3.68 billion, or 70%. Other revenues for the current year were $46.3 million, compared to $66.3 million for the comparable prior year period.
The increase in total revenues and net sales was primarily driven by net sales totaling $3.35 billion from the Upjohn Business in the current year and approximately $397.0 million of new product sales, partially offset by a decrease of approximately $340.7 million in net sales from existing products as a result of lower pricing, and to a lesser extent, lower volumes. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched since July 1, 2020. The Company’s net sales were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU and in Australia and India. The net favorable impact of foreign currency translation on net sales was approximately $270.9 million, or 5%. On a constant currency basis, the increase in net sales was approximately $3.41 billion, or 65% for the six months ended June 30, 2021. We estimate that the COVID-19 pandemic positively impacted our net sales during the six months ended June 30, 2021 by approximately 1% as compared to the prior year period.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Our top ten products in terms of net sales, in the aggregate, represented approximately 34% and 24% for the six months ended June 30, 2021 and 2020, respectively, with the year-over-year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of changes in competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.
Developed Markets Segment
Net sales from Developed Markets increased by $1.24 billion or 31% during the six months ended June 30, 2021 when compared to the prior year period. Net sales within North America totaled approximately $2.40 billion and net sales within Europe totaled approximately $2.81 billion. This increase was due primarily to net sales from the Upjohn Business in the current year of $1.05 billion, new product sales, including the portfolio of thrombosis products in Europe acquired from Aspen in the fourth quarter of 2020, and higher volumes related to customer purchasing patterns in North America for the EpiPen® Auto-Injector, Yupelri, and biosimilar products. This increase was partially offset by lower pricing and volumes on net sales of certain existing North American products, including Wixela, Xulane, Perforomist, and Levothyroxine Sodium, due to additional competition. Lower volumes were also due to the impact of product divestitures, including certain North American OTC products during the current quarter and other products during 2020 as a result of the Combination. Sales of existing products in Europe were negatively impacted by lower pricing and lower volumes as a result of a decline in certain tender sales. The favorable impact of foreign currency translation on current period net sales, primarily in Europe, was approximately $209.1 million, or 5%. Constant currency net sales increased by approximately $1.03 billion, or 26% when compared to the prior year period.
Greater China Segment
Net sales from Greater China increased by $1.10 billion for the six months ended June 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current year of $1.13 billion. This increase was partially offset by lower net sales of existing products, driven by lower volumes, which were negatively impacted by competitive market conditions, including VBP. The favorable impact of foreign currency translation was approximately $0.3 million, or less than 1%. Constant currency net sales increased by approximately $1.10 billion when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $459.5 million or 88% for the six months ended June 30, 2021 when compared to the prior year. This increase was the result of net sales from the Upjohn Business in the current year of $381.5 million and higher net sales of existing products driven by higher volumes in Japan primarily driven by the impact of the termination of the collaboration arrangement with Pfizer in the prior year, Amitiza, Lipacreon, and the EpiPen® Auto-Injector. These increases were partially offset by lower pricing and volumes in Australia driven by government price reductions and product competition. Foreign currency translation had a favorable impact of approximately $36.9 million, or 7%. Constant currency net sales increased by approximately $422.6 million, or 81% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets increased by $870.9 million or 116% for the six months ended June 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current year of $783.3 million and COVID-19 related product sales in India, primarily related to remdesivir and ambisome. These increases were partially offset by lower volumes and pricing of antiretroviral drugs as a result of the timing of orders across multiple markets, and lower volumes in other markets. The favorable impact of foreign currency translation was $24.6 million, or 3%. Constant currency net sales increased by approximately $846.3 million, or 112%.

Cost of Sales and Gross Profit
Cost of sales increased from $3.42 billion for the six months ended June 30, 2020 to $6.55 billion for the six months ended June 30, 2021. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Gross profit for the six months ended June 30, 2021 was $2.46 billion and gross margins were 27%. For the six months ended June 30, 2020, gross profit was $1.93 billion and gross margins were 36%. Cost of sales from the Upjohn Business, including the impact of amortization expense, was $2.47 billion for the six months ended June 30, 2021. This includes increased amortization expense of $1.56 billion primarily for purchase accounting related amortization of intangible assets and the step-up of acquired inventory. Gross profit from net sales of existing products was impacted equally by lower volumes and lower pricing. Adjusted gross margins were 59% for the six months ended June 30, 2021, compared to 54% for the six months ended June 30, 2020, with the year-over-year increase driven by the impact of the Combination.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is as follows:

	Six Months Ended
	June 30,
(In millions, except %s)	2021	2020
U.S. GAAP cost of sales	$6,553.1	$3,418.6
Deduct:
Purchase accounting related amortization	(2,424.8)	(704.0)
Acquisition related items	(3.5)	(2.1)
Restructuring related costs	(246.5)	(8.9)
Share-based compensation expense	(1.2)	(0.7)
Other special items	(186.1)	(215.7)
Adjusted cost of sales	$3,691.0	$2,487.2

Adjusted gross profit (a)	$5,317.1	$2,863.2

Adjusted gross margin (a)	59%	54%
____________
(a)U.S. GAAP gross profit is calculated as total revenues less U.S. GAAP cost of sales. U.S. GAAP gross margin is calculated as U.S. GAAP gross profit divided by total revenues. Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2021 was $331.8 million, compared to $270.5 million for the comparable prior year period, an increase of $61.3 million. This increase was primarily due to costs associated with the Upjohn Business of $65.7 million and increased costs for inventory validation batches for certain products under development. These increases were partially offset by lower expenses in the current year period related to licensing arrangements for products in development.

Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2021 was $2.39 billion, compared to $1.32 billion for the comparable prior year period, an increase of $1.07 billion. The increase was primarily due to costs related to the Upjohn Business of $857.7 million and an increase of approximately $283.7 million for restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower acquisition related costs of approximately $39.2 million and lower selling and promotional expenses, including through our active management related to synergies and certain lower expenses as a result of COVID-19.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2021 and June 30, 2020:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Respiratory delivery platform contingent consideration adjustment	$32.0	$18.7
Litigation settlements, net	13.9	(1.1)
Total litigation settlements and other contingencies, net	$45.9	$17.6
Interest Expense
Interest expense for the six months ended June 30, 2021 totaled $336.1 million, compared to $236.1 million for the six months ended June 30, 2020, an increase of $100.0 million. The increase is due to the interest expense related to the additional debt assumed in the Combination of approximately $143.8 million, partially offset by amortization of debt premium of $34.5 million and by the impact of debt repayments in 2021.
Other Expense (Income), Net
Other expense, net was $10.3 million for the six months ended June 30, 2021, compared to $32.1 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended
	June 30,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$34.6	$34.5
Foreign exchange losses, net	8.6	17.4
Other gains, net	(32.9)	(19.8)
Other expense, net	$10.3	$32.1
Income Tax Provision (Benefit)
For the six months ended June 30, 2021, the Company recognized an income tax provision of $656.4 million, compared to an income tax benefit of $9.5 million for the comparable prior year period, an increase of $665.9 million. The income tax provision for the six months ended June 30, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. During the six months ended June 30, 2020, the Company recognized a benefit as a result of changes in the assessment of the realizability of deferred tax assets. Also impacting the current year income tax expense was the changing mix of income earned in jurisdictions with differing tax rates.

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
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, is used, in part, for management’s incentive compensation. We calculate “EBITDA” as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring, acquisition related and other special items to determine “adjusted EBITDA”. These adjustments are generally permitted under our credit agreement in calculating Adjusted EBITDA for determining compliance with our debt covenants.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP net (loss) earnings	$(279.2)	$39.4	$(1,316.8)	$60.2
Purchase accounting related amortization (primarily included in cost of sales) (a)	1,169.8	351.8	2,424.8	704.0
Litigation settlements and other contingencies, net	23.0	15.8	45.9	17.6
Interest expense (primarily amortization of premiums and discounts on long term debt)	(13.4)	5.5	(26.7)	11.3
Clean energy investments pre-tax loss	16.7	17.2	34.6	34.5
Acquisition related costs (primarily included in SG&A) (b)	48.4	122.7	108.2	145.9
Restructuring related costs (c)	254.7	23.6	570.1	32.5
Share-based compensation expense	31.0	15.3	63.7	34.7
Other special items included in:
Cost of sales (d)	99.4	99.5	186.1	215.7
Research and development expense (e)	(6.3)	40.4	8.4	42.1
Selling, general and administrative expense	10.2	9.1	29.5	5.4
Other expense, net	—	(16.1)	—	(16.4)
Tax effect of the above items and other income tax related items (f)	(173.7)	(149.9)	169.2	(246.0)
Adjusted net earnings	$1,180.6	$574.3	$2,297.0	$1,041.5
Significant items include the following:
(a)For the three and six months ended June 30, 2021 includes amortization of the purchase accounting inventory fair value adjustment related to the Combination totaling approximately $477.3 million and $953.7 million, respectively.
(b)Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. Refer to SG&A discussion within the section “Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020” and “Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020”.
(c)For the three months ended June 30, 2021 charges of approximately $78.7 million are included in cost of sales, approximately $10.2 million are included in R&D, and approximately $165.8 million are included in SG&A. For the six months ended June 30, 2021 charges of approximately $246.5 million are included in cost of sales, approximately $16.6 million are included in R&D, and approximately $307.0 million are included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)Costs incurred during the three months and six months ended June 30, 2021 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $44.1 million and $89.1 million, respectively. Costs incurred during the three and six months ended June 30, 2020 primarily relate to incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $63.0 million and $121.8 million, respectively. In addition, the three and six months ended June 30, 2020 includes incremental manufacturing variances incurred as a result of the COVID-19 pandemic of approximately $15.0 million and $22.0 million, respectively. Also, the six months ended June 30, 2020 includes $25.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic.
(e)Adjustments primarily relate to non-refundable payments related to development agreements.
(f)Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2021 compared to the prior year period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP net (loss) earnings	$(279.2)	$39.4	$(1,316.8)	$60.2
Add adjustments:
Net contribution attributable to equity method investments	16.7	17.2	34.6	34.5
Income tax provision (benefit)	60.1	(19.4)	656.4	(9.5)
Interest expense (a)	167.1	116.2	336.1	236.1
Depreciation and amortization (b)	1,317.1	415.7	2,739.6	830.7
EBITDA	$1,281.8	$569.1	$2,449.9	$1,152.0
Add adjustments:
Share-based compensation expense	31.0	15.3	63.7	34.7
Litigation settlements and other contingencies, net	23.0	15.8	45.9	17.6
Restructuring, acquisition related and other special items (c)	339.6	278.4	752.5	425.0
Adjusted EBITDA	$1,675.4	$878.6	$3,312.0	$1,629.3
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.41 billion for the six months ended June 30, 2021. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $737.6 million to $1.41 billion for the six months ended June 30, 2021, as compared to net cash provided by operating activities of $670.6 million for the six months ended June 30, 2020. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
Net cash provided by operating activities was favorably impacted in the current year period by higher operating earnings, after adjusting for non-cash items in both periods, of the combined company when compared to the prior year period. This increase was primarily offset by the negative impact of the timing of income tax payments and collections on accounts receivable balances.
Investing Activities
Net cash from investing activities was $219.5 million for the six months ended June 30, 2021, as compared to net cash used in investing activities of $220.1 million for the six months ended June 30, 2020, a net increase of $439.6 million.
In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination;
•proceeds from sale of assets of $83.4 million related to a group of OTC products in the U.S.; and

•capital expenditures, primarily for equipment and facilities, totaling approximately $138.8 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2021 calendar year are expected to be approximately $500 million to $650 million.
•payments for product rights and other, net totaling approximately $17.3 million, primarily related to the acquisition of intellectual property rights and marketing authorizations;
In 2020, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $76.4 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations in prior periods;
•purchase of marketable securities and other investments of $90.2 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $87.9 million.
Financing Activities
Net cash used in financing activities was $1.79 billion for the six months ended June 30, 2021, as compared to $609.1 million for the six months ended June 30, 2020, a net increase of $1.18 billion.

In 2021, significant items in financing activities included the following:
•long-term debt payments of $2.25 billion consisting of the redemption of the 3.150% Senior Notes due 2021;
•long-term borrowings under the 2020 Revolving Facility of $900.0 million;
•net short-term borrowings of $199.7 million;
•cash dividends paid of $133.0 million;
•deferred non-contingent payments for product rights totaling approximately $456.0 million primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe; and
•milestone payments totaling approximately $28.6 million related to the respiratory delivery platform contingent consideration.
In 2020, significant items in financing activities included the following:
•long-term debt payments of approximately $589.0 million consisting primarily of the redemption of $555.2 million principal amount of the 2020 Floating Rate Euro Notes; and
•payments totaling $43.6 million of the $52.3 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.

Capital Resources
Our cash and cash equivalents totaled $673.9 million at June 30, 2021, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2021 Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
In July 2021, Viatris entered into (i) the YEN Term Loan and (ii) the 2021 Revolving Facility with various syndicates of banks. The 2021 Revolving Facility amended and restated the 2020 Revolving Facility and proceeds from the 2021 Revolving Facility were used to repay outstanding obligations under the 2020 Revolving Facility. Proceeds from the YEN Term Loan and 2021 Revolving Facility were also used to repay the USD Term Loan in full and the USD Term Loan was terminated. The 2021 Revolving Facility and the YEN Term Loan have substantially identical terms to the 2020 Revolving Facility and USD Term Loan, respectively, with the following exceptions: 1) the maturity of both the YEN Term Loan and the 2021 Revolving Facility is July 2026, 2) the pricing was adjusted to reflect current market prices (which were generally more favorable) and 3) the maximum leverage ratio as of the end of any quarter was set at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement. The Company expects to designate the YEN Term Loan as a hedge of its investment in certain Yen-functional currency subsidiaries in order to manage foreign currency translation risk. Prior to July 2021, the maximum leverage ratio under the 2020 Revolving Facility was 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination.
The Company has access to $4.0 billion under the 2021 Revolving Facility which matures in July 2026. Up to $1.65 billion of the 2021 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of June 30, 2021, the Company had $900 million outstanding under the 2020 Revolving Facility prior to entering into the 2021 Revolving Facility, which amended and restated the 2020 Revolving Facility as described above, and $600 million outstanding under the USD Term Loan, which was replaced by the YEN Term Loan as described above.
In addition to the 2021 Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2022. As of June 30, 2021, the Company had $400 million outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended on July 1, 2021 to extend the term to August 2022. As of June 30, 2021, the Company had $200 million outstanding under the Note Securitization Facility.
Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 1.00% (0.85% after the amendment of the Note Securitization Facility on July 1, 2021) and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control and risk related to the receivables over to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $112.9 million and $153.0 million of accounts receivable as of June 30, 2021 and December 31, 2020 under these factoring arrangements, respectively.
At June 30, 2021, our long-term debt, including the current portion, totaled $23.07 billion, as compared to $24.69 billion at December 31, 2020. Total long-term debt is calculated net of deferred financing fees which were $44.7 million and $49.2 million at June 30, 2021 and December 31, 2020, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.

On May 7, 2021, the Company’s Board of Directors declared an inaugural quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock. The first quarterly cash dividend was paid on June 16, 2021 to shareholders of record as of the close of business on May 24, 2021. On August 6, 2021, the Company’s Board of Directors declared its second quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock, which will be payable on September 16, 2021 to shareholders of record as of the close of business on August 24, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. Also, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity. In addition, we plan to continue to explore various other ways to create, enhance or otherwise unlock the value of the Company’s unique global platform in order to create shareholder value.
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2021 was as follows for each of the periods ending December 31:
The Company’s YEN Term Loan and 2021 Revolving Facility (and, prior to July 2021, the 2020 Revolving Facility and USD Term Loan) contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at June 30, 2021 and expects to remain in compliance for the next twelve months.
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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the six months ended June 30, 2021 and as of and for the year ended December 31, 2020. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets	$244.6	$477.7
Non-current assets	60,417.1	61,272.4

LIABILITIES AND EQUITY
Current liabilities	22,071.5	20,951.7
Non-current liabilities	17,383.3	17,844.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Six-Months Ended June 30, 2021	Year Ended December 31, 2020
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(545.0)	(929.6)
Net loss	(1,316.8)	(669.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $455.6 million accrued for legal contingencies at June 30, 2021.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the three and six months ended June 30, 2021, the Company has incurred approximately $10.0 million and $26.3 million, respectively, related to this provision of the TSA, and approximately $79.4 million during the period beginning on the closing date of the Combination and ended June 30, 2021.
Application of Critical Accounting Policies
There have been no changes to the Critical Accounting Policies disclosed in Viatris’ 2020 Form 10-K. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the annual goodwill impairment test performed as of April 1, 2021.
The Company has performed its annual goodwill impairment test as of April 1, 2021 on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. Additionally, the net assets acquired as part of the Combination were included in the respective reporting units and in the annual impairment test for the first time. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of April 1, 2021, the allocation of the Company’s total goodwill was as follows: North America $3.66 billion, Europe $5.15 billion, Emerging Markets $1.58 billion, JANZ $0.82 billion and Greater China $0.70 billion.
As of April 1, 2021, the Company determined that the fair value of the North America, Emerging Markets and Greater China reporting units was substantially in excess of the respective unit’s carrying value.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $0.91 billion or 5.8% for the annual goodwill impairment test. As it relates to the income approach for the Europe reporting unit at April 1, 2021, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.0%. A terminal year value was calculated with a 0.9% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 19.0%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 8.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 2.9% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.
For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $0.23 billion or 7.0% for the annual goodwill impairment test. As it relates to the income approach for the JANZ reporting unit at April 1, 2021, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 1.5%. A terminal year value was calculated with a 0.7% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.5%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 4.2% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2020 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2020 Form 10-K.

ITEM 6. EXHIBITS

10.1
Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference.*

10.2
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference.*

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
Michael Goettler
Chief Executive Officer
(Principal Executive Officer)
August 9, 2021

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
August 9, 2021