Form 10-Q
period 2021-09-30
Viatris Inc
filed 2021-11-08
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 3, 2021 was 1,209,393,416.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2021

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
Exchange Offer
The offer to exchange the Unregistered Upjohn Notes for the Registered Upjohn Notes, which was conducted pursuant to a registration statement filed with the SEC in September 2021 by Viatris Inc., Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. and declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021.

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2021
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
maximum leverage ratio
The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time

MDL	Multidistrict litigation
MPI	Mylan Pharmaceutical Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II, B.V.; a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Senior Notes	The 4.200% Senior Notes due 2023, 3.125% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market

NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in July 2021 for borrowings up to $200 million and expiring in August 2022
OTC	Over-the-counter
Pfizer	Pfizer Inc.
Plan	Viatris Inc. 2020 Stock Incentive Plan
PMS	Pharmascience Inc.
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2022
Registered Upjohn Notes
The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the Unregistered Upjohn Notes in a similar aggregate principal amount and with terms substantially identical to the Unregistered Upjohn Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II and Utah Acquisition Sub Inc.

respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
restricted stock awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
RICO	Racketeer Influenced and Corrupt Organizations Act
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior Notes	The Registered Upjohn Notes, the Utah Senior Notes and the Mylan Inc. Senior Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition service agreements
U.K.	United Kingdom
Unregistered Upjohn Notes
The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II and Utah Acquisition Sub Inc.

U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.

Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
USD Term Loan Agreement	The $600 million delayed draw term loan credit agreement, dated as of June 16, 2020 by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent, and repaid in full in July 2021
Utah Senior Notes	The 3.150% Senior Notes due 2021, 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
YEN Term Loan Agreement	The ¥40 billion term loan agreement dated as of July 1, 2021, by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Net sales	$4,520.5	$2,948.1	$13,482.3	$8,232.2
Other revenues	16.1	24.0	62.4	90.3
Total revenues	4,536.6	2,972.1	13,544.7	8,322.5
Cost of sales	2,962.5	1,813.6	9,515.6	5,232.2
Gross profit	1,574.1	1,158.5	4,029.1	3,090.3
Operating expenses:
Research and development	152.1	129.8	483.9	400.3
Selling, general and administrative	1,055.0	658.4	3,446.3	1,983.2
Litigation settlements and other contingencies, net	9.4	18.9	55.3	36.5
Total operating expenses	1,216.5	807.1	3,985.5	2,420.0
Earnings from operations	357.6	351.4	43.6	670.3
Interest expense	151.9	117.3	488.0	353.4
Other expense (income), net	5.8	(7.5)	16.1	24.6
Earnings (loss) before income taxes	199.9	241.6	(460.5)	292.3
Income tax (benefit) provision	(111.6)	55.9	544.8	46.4
Net earnings (loss)	$311.5	$185.7	$(1,005.3)	$245.9
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.26	$0.36	$(0.83)	$0.48
Diluted	$0.26	$0.36	$(0.83)	$0.48
Weighted average shares outstanding:
Basic	1,209.3	516.9	1,208.6	516.8
Diluted	1,212.6	517.7	1,208.6	517.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings (loss)	$311.5	$185.7	$(1,005.3)	$245.9
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(407.4)	687.7	(967.9)	483.1
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	0.8	(1.6)	74.1	3.4
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	11.8	32.5	27.5	(0.2)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	168.4	(114.7)	318.4	(119.7)
Net unrealized (loss) gain on marketable securities	(0.1)	—	(0.8)	0.8
Other comprehensive (loss) earnings, before tax	(226.5)	603.9	(548.7)	367.4
Income tax provision (benefit)	40.4	2.8	65.2	(6.0)
Other comprehensive (loss) earnings, net of tax	(266.9)	601.1	(613.9)	373.4
Comprehensive earnings (loss)	$44.6	$786.8	$(1,619.2)	$619.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Assets
Current assets:
Cash and cash equivalents	$756.6	$844.4
Accounts receivable, net	4,345.5	4,843.8
Inventories	4,081.9	5,471.9
Prepaid expenses and other current assets	2,124.4	1,707.4
Total current assets	11,308.4	12,867.5
Property, plant and equipment, net	3,114.0	3,459.9
Intangible assets, net	26,987.0	29,683.2
Goodwill	12,169.5	12,347.0
Deferred income tax benefit - noncurrent	1,451.9	2,147.9
Other assets	1,039.6	1,047.5
Total assets	$56,070.4	$61,553.0

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,659.6	$1,904.2
Short-term borrowings	1,706.9	1,100.9
Income taxes payable	198.0	288.6
Current portion of long-term debt and other long-term obligations	1,908.1	2,308.5
Other current liabilities	4,631.3	4,960.7
Total current liabilities	10,103.9	10,562.9
Long-term debt	19,854.3	22,429.2
Deferred income tax liability	2,918.0	3,123.7
Other long-term obligations	2,052.9	2,483.1
Total liabilities	34,929.1	38,598.9
Equity
Viatris Inc. shareholders’ equity
Common stock — par value $0.01 per share as of September 30, 2021 and December 31, 2020:
Shares authorized: 3,000,000,000 as of September 30, 2021 and December 31, 2020
Shares issued and outstanding: 1,209,378,962 and 1,206,895,644 as of September 30, 2021 and December 31, 2020	12.1	12.1
Additional paid-in capital	18,514.1	18,438.8
Retained earnings	4,087.0	5,361.2
Accumulated other comprehensive loss	(1,471.9)	(858.0)
Total equity	21,141.3	22,954.1

Total liabilities and equity	$56,070.4	$61,553.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2021	1,209,212,338	$12.1	$18,489.9	$3,909.9	—	$—	$(1,205.0)	$21,206.9
Net earnings	—	—	—	311.5	—	—	—	311.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(266.9)	(266.9)
Issuance of restricted stock and stock options exercised, net	166,624	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(0.8)	—	—	—	—	(0.8)
Share-based compensation expense	—	—	25.0	—	—	—	—	25.0
Cash dividends declared, $0.11 per common share	—	—	—	(134.4)	—	—	—	(134.4)
Balance at September 30, 2021	1,209,378,962	$12.1	$18,514.1	$4,087.0	—	$—	$(1,471.9)	$21,141.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,005.3)	—	—	—	(1,005.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(613.9)	(613.9)
Issuance of restricted stock and stock options exercised, net	2,483,318	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(13.4)	—	—	—	—	(13.4)
Share-based compensation expense	—	—	88.7	—	—	—	—	88.7
Cash dividends declared, $0.11 per common share	—	—	—	(268.9)	—	—	—	(268.9)
Balance at September 30, 2021	1,209,378,962	$12.1	$18,514.1	$4,087.0	—	$—	$(1,471.9)	$21,141.3

See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2020	541,545,308	$6.1	$8,673.2	$6,091.5	24,598,074	$(999.7)	$(2,024.9)	$11,746.2
Net earnings	—	—	—	185.7	—	—	—	185.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	601.1	601.1
Issuance of restricted stock and stock options exercised, net	4,747	—	—	—	—	—	—	—
Share-based compensation expense	—	—	15.1	—	—	—	—	15.1
Other	—	—	—	(0.2)	—	—	—	(0.2)
Balance at September 30, 2020	541,550,055	$6.1	$8,688.3	$6,277.0	24,598,074	$(999.7)	$(1,423.8)	$12,547.9

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Ordinary Shares (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net earnings	—	—	—	245.9	—	—	—	245.9
Other comprehensive earnings, net of tax	—	—	—	—	—	—	373.4	373.4
Issuance of restricted stock and stock options exercised, net	803,184	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(5.6)	—	—	—	—	(5.6)
Share-based compensation expense	—	—	49.8	—	—	—	—	49.8
Other	—	—	—	—	—	—	—	—
Balance at September 30, 2020	541,550,055	$6.1	$8,688.3	$6,277.0	24,598,074	$(999.7)	$(1,423.8)	$12,547.9
__________________
(1) Ordinary Shares prior to November 16, 2020.

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) earnings	$(1,005.3)	$245.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	3,756.7	1,263.0
Share-based compensation expense	88.7	49.8
Deferred income tax expense (benefit)	728.6	(210.4)
Loss from equity method investments	52.2	37.4
Other non-cash items	288.2	134.3
Litigation settlements and other contingencies, net	50.0	43.6
Changes in operating assets and liabilities:
Accounts receivable	69.1	(27.3)
Inventories	(351.1)	(532.4)
Accounts payable	(108.4)	(99.7)
Income taxes	(675.3)	115.2
Other operating assets and liabilities, net	(399.6)	176.2
Net cash provided by operating activities	2,493.8	1,195.6
Cash flows from investing activities:
Cash received from acquisitions	277.0	—
Capital expenditures	(259.8)	(126.1)
Purchase of marketable securities	(26.3)	(96.1)
Proceeds from the sale of marketable securities	26.0	38.6
Payments for product rights and other, net	(28.2)	(97.3)
Proceeds from sale of assets and subsidiaries	96.5	—
Proceeds from sale of property, plant and equipment	16.1	2.1
Net cash provided by (used in) investing activities	101.3	(278.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,710.1	33.2
Payments of long-term debt	(4,200.7)	(588.9)
Change in short-term borrowings, net	606.1	0.3
Cash dividends paid	(266.0)	—
Taxes paid related to net share settlement of equity awards	(17.1)	(7.1)
Non-contingent payments for product rights	(456.0)	(139.5)
Contingent consideration payments	(28.6)	(48.5)
Payments of financing fees	(6.5)	(1.8)
Proceeds from exercise of stock options	—	0.6
Other items, net	(4.1)	(3.1)
Net cash used in financing activities	(2,662.8)	(754.8)
Effect on cash of changes in exchange rates	(20.6)	14.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(88.3)	176.0
Cash, cash equivalents and restricted cash — beginning of period	850.0	491.1
Cash, cash equivalents and restricted cash — end of period	$761.7	$667.1
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
The interim results of operations and comprehensive earnings (loss) for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2021 and 2020, respectively:

(In millions)	Three Months Ended September 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,522.7	$566.8	$299.1	$414.5	$2,803.1
Complex Gx and Biosimilars	305.1	—	13.2	13.7	332.0
Generics	828.1	—	193.0	364.3	1,385.4
Total	$2,655.9	$566.8	$505.3	$792.5	$4,520.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Nine Months Ended September 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$4,350.5	$1,706.9	$878.5	$1,293.5	$8,229.4
Complex Gx and Biosimilars	926.4	—	31.9	35.4	993.7
Generics	2,591.0	2.1	577.8	1,088.3	4,259.2
Total	$7,867.9	$1,709.0	$1,488.2	$2,417.2	$13,482.3

(In millions)	Three Months Ended September 30, 2020
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,013.2	$30.5	$116.8	$80.9	$1,241.4
Complex Gx and Biosimilars	325.8	0.1	8.3	18.1	352.3
Generics	824.2	0.9	157.3	372.0	1,354.4
Total	$2,163.2	$31.5	$282.4	$471.0	$2,948.1

(In millions)	Nine Months Ended September 30, 2020
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,760.2	$67.2	$335.5	$213.0	$3,375.9
Complex Gx and Biosimilars	896.0	0.2	25.2	35.3	956.7
Generics	2,476.1	1.9	445.1	976.5	3,899.6
Total	$6,132.3	$69.3	$805.8	$1,224.8	$8,232.2
The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2021:

(In millions)	Three months ended September 30, 2021	Nine months ended September 30, 2021
Select Key Global Products
Lipitor ®	$410.0	$1,272.9
Norvasc ®	198.4	635.9
Lyrica ®	175.6	555.9
Viagra ®	138.0	412.4
EpiPen® Auto-Injectors	129.5	337.3
Celebrex ®	86.0	257.3
Creon ®	81.1	231.7
Effexor ®	79.5	239.6
Zoloft ®	61.3	208.8
Xalabrands	55.8	172.0

Select Key Segment Products
Influvac ®	$161.2	$165.3
Amitiza ®	49.5	147.5
Xanax ®	47.6	141.5
Yupelri ®	39.4	118.1
Dymista ®	35.0	129.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product introductions.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Gross sales	$7,739.5	$4,986.4	$23,058.8	$13,868.0
Gross to net adjustments:
Chargebacks	(1,439.3)	(967.0)	(4,112.1)	(2,616.9)
Rebates, promotional programs and other sales allowances	(1,521.6)	(926.3)	(4,656.7)	(2,592.3)
Returns	(87.9)	(76.6)	(289.2)	(193.2)
Governmental rebate programs	(170.2)	(68.4)	(518.5)	(233.4)
Total gross to net adjustments	$(3,219.0)	$(2,038.3)	$(9,576.5)	$(5,635.8)
Net sales	$4,520.5	$2,948.1	$13,482.3	$8,232.2
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2021. Such allowances were comprised of the following at September 30, 2021 and December 31, 2020, respectively:

(In millions)	September 30, 2021	December 31, 2020
Accounts receivable, net	$1,733.0	$1,802.9
Other current liabilities	1,395.8	1,211.8
Total	$3,128.8	$3,014.7
Accounts receivable, net was comprised of the following at September 30, 2021 and December 31, 2020, respectively:

(In millions)	September 30, 2021	December 31, 2020
Trade receivables, net	$3,841.5	$3,891.3
Other receivables	504.0	952.5
Accounts receivable, net	$4,345.5	$4,843.8
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $35.2 million and $153.0 million of accounts receivable as of September 30, 2021 and December 31, 2020, respectively, under these factoring arrangements.

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
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. ASU 2019-12 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2019-12 includes an update to previous guidance in situations in which an entity incurs a loss on a year-to-date basis that exceeds the anticipated loss for the year. In these situations, previous guidance stipulated that the income tax benefit was limited to the income tax that would exist on the basis of the year-to-date loss. This represented an exception to the guidance in ASC 740-270, and the provisions of ASU 2019-12 include the elimination of this exception which applied to the financial results of the three and nine months ended September 30, 2021. The Company has applied the provisions of ASU 2019-12 on a prospective basis beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.
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
The purchase price consists of the issuance of approximately 689.9 million Viatris shares of common stock at a fair value of approximately $10.73 billion based on the closing price of Mylan’s ordinary shares on November 13, 2020, as reported by the NASDAQ. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. Acquisition related costs of approximately $602.9 million were incurred during the twelve months ended December 31, 2020, and approximately $149.7 million were incurred during the nine months ended September 30, 2021. Acquisition related costs were recorded primarily in SG&A in the consolidated statements of operations for such periods.
During the nine months ended September 30, 2021, adjustments were made to the preliminary purchase price recorded at November 16, 2020. These adjustments are reflected in the values presented below. The preliminary allocation of the $10.73 billion purchase price to the assets acquired and liabilities assumed under the Combination is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2020 (a)	Measurement Period and Other Adjustments (b)	Preliminary Purchase Price Allocation as of September 30, 2021 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$2,841.9	$(7.3)	$2,834.6
Inventories	2,588.9	(34.2)	2,554.7
Property, plant and equipment	1,394.1	(5.0)	1,389.1
Identified intangible assets	18,040.0	—	18,040.0
Goodwill	2,107.5	218.6	2,326.1
Deferred income tax benefit	1,481.9	247.4	1,729.3
Other assets	792.1	(0.1)	792.0
Total assets acquired	$29,246.4	$419.4	$29,665.8
Current liabilities	2,760.2	418.6	3,178.8
Long-term debt, including current portion	13,076.2	—	13,076.2
Deferred tax liabilities	1,656.9	(1.7)	1,655.2
Other noncurrent liabilities	1,441.5	2.5	1,444.0
Net assets acquired (net of $415.8 of cash acquired)	$10,311.6	$—	$10,311.6
____________
(a)As previously reported in Viatris’ 2020 Form 10-K.
(b)The measurement period adjustments are primarily for 1) certain working capital adjustments, an increase in litigation reserves to reflect facts and circumstances that existed as of the date of the Combination, and other adjustments and 2) the tax implications of these and other adjustments. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and accordingly, the Company has not retrospectively adjusted those consolidated financial statements.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the year ended December 31, 2020, the Company recorded a step-up in the fair value of inventory of approximately $1.43 billion. During the three and nine months ended September 30, 2021, the Company recorded amortization of the inventory step-up of approximately $238.5 million and $1.19 billion, respectively, which is included in cost of sales in the condensed consolidated statements of operations. The inventory step up has been fully amortized at September 30, 2021. In addition, a step-up in the fair value of property, plant and equipment of approximately $385.0 million was recognized as of September 30, 2021. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.
The identified intangible assets of $18.04 billion are comprised of product rights and are being amortized over a weighted average useful life of 15 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $2.33 billion arising from the Combination consisted largely of the value of the employee workforce and products to be sold in new markets leveraging the combined entity. In addition, an allocation of the goodwill was assigned to the respective segments. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes.
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

	Three Months Ended	Nine Months Ended
(Unaudited, in millions, except per share amounts)	September 30, 2020	September 30, 2020
Total revenues	$4,712.2	$13,707.0
Net earnings	$419.1	$1,642.8
Earnings per share:
Basic	$0.35	$1.36
Diluted	$0.35	$1.36
Weighted average shares outstanding:
Basic	1,206.8	1,206.7
Diluted	1,207.6	1,207.2
5.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the Plan which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, which had previously been approved by Mylan shareholders. The Plan and 2003 LTIP include (i) 72,500,000 shares of common stock authorized for grant pursuant to the Plan, which may include dividend payments payable in common stock on unvested shares granted under awards, (ii) 6,757,640 shares of common stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of common stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.

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
The following table summarizes stock option and SAR (together, “stock awards”) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(1,002,889)	$25.24
Outstanding at September 30, 2021	5,708,842	$37.14
Vested and expected to vest at September 30, 2021	5,615,521	$37.40
Exercisable at September 30, 2021	5,071,319	$39.19
As of September 30, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.9 years, 4.8 years and 4.5 years, respectively. Also, at September 30, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A summary of the status of the Company’s restricted stock awards as of September 30, 2021 and the changes during the nine months ended September 30, 2021 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	12,073,790	$18.34
Granted	9,850,633	14.42
Released	(3,029,725)	24.94
Forfeited	(1,383,140)	15.42
Nonvested at September 30, 2021	17,511,558	$15.14
As of September 30, 2021, the Company had $171.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of stock awards exercised and restricted stock units released during the nine months ended September 30, 2021 and 2020 was $75.6 million and $19.1 million, respectively.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In connection with the Combination, the Company assumed certain post retirement defined benefit pension plans sponsored by Upjohn. The most significant plans include those in Puerto Rico, Ireland and Japan. Upjohn is also the sponsor of one postretirement medical plan in Puerto Rico. As part of the acquisition accounting, the Company recorded the fair value of these plans using assumptions and accounting policies consistent with those historically utilized by Mylan. Upon completion of the Combination, the excess of projected benefit obligation over the plan assets was recognized as a liability and any existing unrecognized actuarial gains or losses and unrecognized service costs or benefits were eliminated in purchase accounting.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Service cost	$10.8	$5.3	$32.5	$15.9
Interest cost	8.5	2.9	25.7	8.7
Expected return on plan assets	(16.6)	(3.3)	(49.8)	(10.1)
Amortization of prior service costs	(0.1)	—	(0.4)	—
Recognized net actuarial losses	0.4	0.1	1.2	0.4
Settlement gain	—	—	(3.1)	—
Net periodic benefit cost	$3.0	$5.0	$6.1	$14.9
During the nine months ended September 30, 2021, the Company recognized a settlement gain as a result of cash payments from lump sum elections related to the U.S. and Puerto Rico pension plans.
The Company expects to make total benefit payments of approximately $118.9 million from pension and other postretirement benefit plans in 2021. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $70.1 million in 2021.
7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$756.6	$844.4	$664.5
Restricted cash, included in other current and non-current assets	5.1	5.6	2.6
Cash, cash equivalents and restricted cash	$761.7	$850.0	$667.1
Inventories

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$955.7	$958.4
Work in process	836.4	1,438.1
Finished goods	2,289.8	3,075.4
Inventories	$4,081.9	$5,471.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	September 30, 2021	December 31, 2020
Prepaid expenses	$237.3	$267.8
Available-for-sale fixed income securities	38.7	39.1
Fair value of financial instruments	146.5	118.6
Equity securities	49.0	45.8
Other current assets	1,652.9	1,236.1
Prepaid expenses and other current assets	$2,124.4	$1,707.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2021	December 31, 2020
Machinery and equipment	$3,070.3	$3,235.0
Buildings and improvements	1,888.4	1,954.8
Construction in progress	493.1	376.3
Land and improvements	146.0	155.8
Gross property, plant and equipment	5,597.8	5,721.9
Accumulated depreciation	2,483.8	2,262.0
Property, plant and equipment, net	$3,114.0	$3,459.9
Other assets

(In millions)	September 30, 2021	December 31, 2020
Equity method investments, clean energy investments	$11.6	$47.9
Operating lease right-of-use assets	305.9	323.6
Other long-term assets	722.1	676.0
Other assets	$1,039.6	$1,047.5
Accounts payable

(In millions)	September 30, 2021	December 31, 2020
Trade accounts payable	$1,139.0	$1,345.7
Other payables	520.6	558.5
Accounts payable	$1,659.6	$1,904.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	September 30, 2021	December 31, 2020
Accrued sales allowances	$1,395.8	$1,211.8
Legal and professional accruals, including litigation accruals	474.9	362.9
Payroll and employee benefit liabilities	712.0	828.2
Contingent consideration	85.0	100.5
Accrued interest	224.1	90.9
Restructuring	249.7	149.2
Equity method investments, clean energy investments	20.2	47.5
Fair value of financial instruments	47.1	103.6
Operating lease liability	88.9	92.9
Other	1,333.6	1,973.2
Other current liabilities	$4,631.3	$4,960.7
Other long-term obligations

(In millions)	September 30, 2021	December 31, 2020
Employee benefit liabilities	$884.9	$1,020.4
Contingent consideration	121.9	123.1
Tax related items, including contingencies	399.4	469.5
Operating lease liability	213.7	229.5
Accrued Restructuring	122.0	134.8
Other	311.0	505.8
Other long-term obligations	$2,052.9	$2,483.1
8.Equity Method Investments
Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Total revenues	$94.0	$113.5	$293.5	$288.8
Gross loss	(1.3)	(1.4)	(3.9)	(3.6)
Operating and non-operating expense	4.8	5.2	13.7	14.4
Net loss	$(6.1)	$(6.6)	$(17.6)	$(18.0)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended September 30, 2021 and 2020, the Company recognized net losses from equity method investments of $17.6 million and $2.9 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized net losses from equity method investments of $52.2 million and $37.4 million, respectively, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended September 30, 2020, the Company reduced its long-term obligations for its three investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $15 million, which was recognized as a component of the net loss of the equity method investments in the condensed consolidated statements of operations.
The law that provides for IRC Section 45 tax credits expired during the third quarter of 2021 for one of our clean energy investments and is expected to expire in the fourth quarter of 2021 for our other two clean energy investments. We anticipate that the Company’s clean energy investments will wind down operations upon the expiration of the refined coal tax credits at the end of 2021.
9.Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.
Basic and diluted earnings (loss) per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Basic earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$311.5	$185.7	$(1,005.3)	$245.9
Shares (denominator):
Weighted average shares outstanding	1,209.3	516.9	1,208.6	516.8
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.26	$0.36	$(0.83)	$0.48

Diluted earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$311.5	$185.7	$(1,005.3)	$245.9
Shares (denominator):
Weighted average shares outstanding	1,209.3	516.9	1,208.6	516.8
Share-based awards and warrants	3.3	0.8	—	0.5
Total dilutive shares outstanding	1,212.6	517.7	1,208.6	517.3
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.26	$0.36	$(0.83)	$0.48
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2021 and 2020, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2021 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 11.4 million shares and 10.8 million shares for the three and nine months ended September 30, 2021, respectively, and 8.8 million shares and 9.8 million shares for the three and nine months ended September 30, 2020, respectively.
The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021 and September 16, 2021. On November 5, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock, which will be payable on December 16, 2021 to shareholders of record as of the close of business on November 23, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2020:
Goodwill	$9,569.5	$738.3	$864.0	$1,560.2	$12,732.0
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	9,184.5	738.3	864.0	1,560.2	12,347.0
Measurement period and other adjustments	73.0	67.7	22.5	55.4	218.6
Foreign currency translation	(406.9)	6.3	(49.8)	54.3	(396.1)
	$8,850.6	$812.3	$836.7	$1,669.9	$12,169.5
Balance at September 30, 2021:
Goodwill	$9,235.6	$812.3	$836.7	$1,669.9	$12,554.5
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$8,850.6	$812.3	$836.7	$1,669.9	$12,169.5

Intangible assets consist of the following components at September 30, 2021 and December 31, 2020:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2021
Product rights, licenses and other (1)	15	$39,352.4	$12,445.2	$26,907.2
In-process research and development		79.8	—	79.8
		$39,432.2	$12,445.2	$26,987.0
December 31, 2020
Product rights, licenses and other (1)	15	$40,404.1	$10,801.6	$29,602.5
In-process research and development		80.7	—	80.7
		$40,484.8	$10,801.6	$29,683.2
___________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
The Company performed its annual goodwill impairment test as of April 1, 2021 on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. See Note 14, Segment Information, for further discussion. Additionally, the net assets acquired as part of the Combination were included in the respective reporting units and in the annual impairment test for the first time. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
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
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Intangible asset amortization expense	$671.5	$368.1	$2,037.5	$1,070.9
Intangible asset impairment charges	—	—	83.4	—
Total intangible asset amortization expense (including impairment charges)	$671.5	$368.1	$2,120.9	$1,070.9
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the nine months ended September 30, 2021.
Intangible asset amortization expense over the remainder of 2021 and for the years ended December 31, 2022 through 2025 is estimated to be as follows:

(In millions)
2021	$661
2022	2,592
2023	2,428
2024	2,335
2025	2,237

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
The Company has designated certain Euro and Yen borrowings as a hedge of its investment in certain Euro-functional and Yen-functional currency subsidiaries in order to manage foreign currency translation risk. Borrowings designated as net investment hedges are marked-to-market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation component of AOCE until the sale or substantial liquidation of the underlying net investments. In addition, the Company manages the related foreign exchange risk of the Euro and Yen borrowings not designated as net investment hedges through certain Euro and Yen denominated financial assets and forward currency swaps.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2021	December 31, 2020
Euro
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022	750.0	750.0	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	105.6	—	105.6
Euro Total	€5,955.6	€5,850.0	€5,955.6

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥—
Yen Total	¥40,000.0	¥40,000.0	¥—
At September 30, 2021, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $359.4 million.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2021 Fair Value	December 31, 2020 Fair Value	Balance Sheet Location	September 30, 2021 Fair Value	December 31, 2020 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$55.0	$28.3	Other current liabilities	$0.5	$0.8
Total derivatives designated as hedges		55.0	28.3		0.5	0.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	91.5	90.3	Other current liabilities	46.6	102.8
Total derivatives not designated as hedges		91.5	90.3		46.6	102.8
Total derivatives		$146.5	$118.6		$47.1	$103.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	$—	$—	$15.5	$29.5	$10.2	$5.1
Interest rate swaps	Interest expense (4)	—	—	(0.8)	—	(1.1)	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	130.4	(109.0)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	37.6	9.8	—	—	—	—
Total		$37.6	$9.8	$145.1	$(79.5)	$9.1	$3.9

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2021	2020	2021	2020	2021	2020
Derivative Financial Instruments in Fair Value Hedge Relationships (1) :
Interest rate swaps	Interest expense (3)	$—	$22.1	$—	$—	$—	$—
2023 Senior Notes (3.125% coupon)	Interest expense (3)	—	(22.1)	—	—	—	—
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	—	—	32.4	(0.5)	19.9	2.3
Interest rate swaps	Interest expense (4)	—	—	(2.5)	—	(3.2)	(3.4)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	329.4	(113.8)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	58.3	22.9	—	—	—	—
Total		$58.3	$22.9	$359.3	$(114.3)	$16.7	$(1.1)
____________
(1)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
(2)At September 30, 2021, the Company expects that approximately $15.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2021			December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$51.5	$—	$—	$0.9	$—	$—
Total cash equivalents	51.5	—	—	0.9	—	—
Equity securities:
Exchange traded funds	48.3	—	—	45.1	—	—
Marketable securities	0.7	—	—	0.7	—	—
Total equity securities	49.0	—	—	45.8	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	17.0	—	—	17.8	—
U.S. Treasuries	—	14.3	—	—	14.4	—
Agency mortgage-backed securities	—	1.8	—	—	1.9	—
Asset backed securities	—	5.0	—	—	4.6	—
Other	—	0.6	—	—	0.4	—
Total available-for-sale fixed income investments	—	38.7	—	—	39.1	—
Foreign exchange derivative assets	—	146.5	—	—	118.6	—
Total assets at recurring fair value measurement	$100.5	$185.2	$—	$46.7	$157.7	$—
Financial Liabilities
Foreign exchange derivative liabilities	—	47.1	—	—	103.6	—
Contingent consideration	—	—	206.9	—	—	223.6
Total liabilities at recurring fair value measurement	$—	$47.1	$206.9	$—	$103.6	$223.6

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
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At September 30, 2021 and December 31, 2020, discount rates ranging from 2.1% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2020 to September 30, 2021 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2020	$100.5	$123.1	$223.6
Payments	(64.9)	—	(64.9)
Reclassifications	49.4	(49.4)	—
Accretion	—	7.0	7.0
Fair value loss (3)	—	41.2	41.2
Balance at September 30, 2021	$85.0	$121.9	$206.9
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
12.Debt
For additional information, see Note 10 Debt in Viatris’ 2020 Form 10-K.
Short-Term Borrowings
The Company had $1.71 billion and $1.10 billion of short-term borrowings as of September 30, 2021 and December 31, 2020, respectively.

(In millions)	September 30, 2021	December 31, 2020
Commercial paper notes	$1,132.4	$651.3
Receivables Facility	374.5	248.4
Note Securitization Facility	200.0	200.0
Other	—	1.2
Short-term borrowings	$1,706.9	$1,100.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2021	September 30, 2021	December 31, 2020
Current portion of long-term debt:
2021 Senior Notes (a) **	3.150%	$—	$2,249.7
2022 Euro Senior Notes ****	0.816%	874.4	—
2022 Senior Notes ***	1.125%	1,004.4	—
Other		2.3	8.0
Deferred financing fees		(0.1)	(1.4)
Current portion of long-term debt		$1,881.0	$2,256.3

Non-current portion of long-term debt:
2022 Euro Senior Notes ****	0.816%	$—	$928.8
2022 Senior Notes ***	1.125%	—	1,008.8
2023 Senior Notes (b) *	3.125%	770.0	781.6
2023 Senior Notes *	4.200%	499.5	499.3
2024 Euro Senior Notes **	2.250%	1,156.7	1,219.9
2024 Euro Senior Notes ****	1.023%	889.6	944.6
2025 Euro Senior Notes *	2.125%	578.3	609.9
2025 Senior Notes ***	1.650%	764.3	767.1
2026 Senior Notes **	3.950%	2,241.0	2,239.7
2027 Euro Senior Notes ****	1.362%	1,033.9	1,097.4
2027 Senior Notes ***	2.300%	782.1	786.1
2028 Euro Senior Notes **	3.125%	862.9	909.7
2028 Senior Notes *	4.550%	748.7	748.6
2030 Senior Notes ***	2.700%	1,522.4	1,528.0
2032 Euro Senior Notes ****	1.908%	1,577.7	1,672.6
2040 Senior Notes ***	3.850%	1,658.7	1,663.3
2043 Senior Notes *	5.400%	497.3	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.7	747.7
2050 Senior Notes ***	4.000%	2,206.2	2,209.3
USD Term Loan		—	600.0
YEN Term Loan		359.4	—
Other		1.7	17.4
Deferred financing fees		(43.7)	(47.8)
Long-term debt		$19,854.3	$22,429.2
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
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
**    Instrument was originally issued by Mylan N.V. now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

In September 2021, Viatris filed a registration statement with the SEC with respect to an offer to exchange $7.45 billion aggregate principal amount of Unregistered Upjohn Notes with Registered Upjohn Notes in the same aggregate principal amount and with terms substantially identical in all material respects, which was declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021. More than 99.9% of the aggregate principal amount of each of the Unregistered Upjohn Notes were exchanged for Registered Upjohn Notes.
USD Term Loan, 2020 Revolving Facility, YEN Term Loan and 2021 Revolving Facility
In June 2020, Viatris entered into (i) a $600 million term loan agreement (the “USD Term Loan”) and (ii) a $4.0 billion revolving facility (the “2020 Revolving Facility”) with various syndicates of banks. The USD Term Loan was fully repaid in July 2021.
The USD Term Loan and the 2020 Revolving Facility contained a maximum leverage ratio of 4.25 to 1.00 for the first four full fiscal quarters following the close of the Combination and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreements.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Fair Value
At September 30, 2021 and December 31, 2020, the aggregate fair value of the Company’s outstanding notes was approximately $22.35 billion and $25.90 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2021 were as follows for each of the periods ending December 31:

(In millions)	Total
2021	$—
2022	1,869
2023	1,250
2024	2,027
2025	1,329
Thereafter	14,610
Total	$21,085
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2021	December 31, 2020
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$0.3	$1.2
Net unrecognized gain (loss) and prior service cost related to defined benefit plans, net of tax	44.9	(26.1)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	2.7	(18.0)
Net unrecognized (loss) on derivatives in net investment hedging relationships, net of tax	(90.4)	(353.6)
Foreign currency translation adjustment	(1,429.4)	(461.5)
	$(1,471.9)	$(858.0)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2021 and 2020:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2021, net of tax			$(6.2)	$(220.8)	$0.4	$43.6	$(1,022.0)	$(1,205.0)
Other comprehensive earnings (loss) before reclassifications, before tax			20.9	168.4	(0.1)	0.5	(407.4)	(217.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.2)		(10.2)					(10.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						(0.1)		(0.1)
Amortization of actuarial gain included in SG&A						0.4		0.4
Net other comprehensive earnings (loss), before tax			11.8	168.4	(0.1)	0.8	(407.4)	(226.5)
Income tax provision (benefit)			2.9	38.0	—	(0.5)	—	40.4
Balance at September 30, 2021, net of tax			$2.7	$(90.4)	$0.3	$44.9	$(1,429.4)	$(1,471.9)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2020, net of tax			$(55.7)	$(79.0)	$1.3	$(12.4)	$(1,879.1)	$(2,024.9)
Other comprehensive earnings (loss) before reclassifications, before tax			36.4	(114.7)	—	(1.7)	687.7	607.7
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(5.1)		(5.1)					(5.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			32.5	(114.7)	—	(1.6)	687.7	603.9
Income tax provision (benefit)			8.1	(5.7)	(0.1)	0.5	—	2.8
Balance at September 30, 2020, net of tax			$(31.3)	$(188.0)	$1.4	$(14.5)	$(1,191.4)	$(1,423.8)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			44.2	318.4	(0.8)	73.3	(967.9)	(532.8)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(19.9)		(19.9)					(19.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.2	3.2					3.2
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						1.2		1.2
Net other comprehensive earnings (loss), before tax			27.5	318.4	(0.8)	74.1	(967.9)	(548.7)
Income tax provision			6.8	55.2	0.1	3.1	—	65.2
Balance at September 30, 2021, net of tax			$2.7	$(90.4)	$0.3	$44.9	$(1,429.4)	$(1,471.9)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(1.3)	(119.7)	0.8	3.0	483.1	365.9
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(2.3)		(2.3)					(2.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.4	3.4					3.4
Amortization of actuarial loss included in SG&A						0.4		0.4
Net other comprehensive (loss) earnings, before tax			(0.2)	(119.7)	0.8	3.4	483.1	367.4
Income tax (benefit) provision			(0.5)	(6.0)	—	0.5	—	(6.0)
Balance at September 30, 2020, net of tax			$(31.3)	$(188.0)	$1.4	$(14.5)	$(1,191.4)	$(1,423.8)
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

	Net Sales		Segment Profitability
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
Developed Markets	$2,655.9	$2,163.2	$1,302.7	$1,141.4
Greater China	566.8	31.5	352.5	(24.4)
JANZ	505.3	282.4	216.7	73.4
Emerging Markets	792.5	471.0	362.5	165.3
Total reportable segments	$4,520.5	$2,948.1	$2,234.4	$1,355.7

Reconciling items:
Intangible asset amortization expense			(671.5)	(368.1)
Globally managed research and development costs			(152.1)	(129.8)
Litigation settlements & other contingencies			(9.4)	(18.9)
Transaction related and other special items			(569.8)	(192.9)
Corporate and other unallocated			(474.0)	(294.6)
Earnings from operations			$357.6	$351.4

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Reportable Segments:
Developed Markets	$7,867.9	$6,132.3	$3,908.0	$3,179.0
Greater China	1,709.0	69.3	1,123.9	(19.3)
JANZ	1,488.2	805.8	586.3	208.4
Emerging Markets	2,417.2	1,224.8	1,084.5	393.5
Total reportable segments	$13,482.3	$8,232.2	$6,702.7	$3,761.6

Reconciling items:
Intangible asset amortization expense			(2,037.5)	(1,070.9)
Intangible asset impairment charges			(83.4)	—
Globally managed research and development costs			(483.9)	(400.3)
Litigation settlements & other contingencies			(55.3)	(36.5)
Transaction related and other special items			(2,483.9)	(626.7)
Corporate and other unallocated			(1,515.1)	(956.9)
Earnings from operations			$43.6	$670.3

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2020 to September 30, 2021:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2020:	$262.6	$4.8	$267.4
Charges (1)	161.6	152.0	313.6
Cash payment	(49.2)	(1.1)	(50.3)
Utilization	—	(151.0)	(151.0)
Foreign currency translation	(3.3)	0.1	(3.2)
Balance at March 31, 2021:	371.7	4.8	376.5
Charges (1)	169.0	82.9	251.9
Reimbursable restructuring charges	26.4	—	26.4
Cash payment	(74.7)	(2.1)	(76.8)
Utilization	—	(80.8)	(80.8)
Foreign currency translation	1.6	(0.1)	1.5
Balance at June 30, 2021:	494.0	4.7	498.7
Charges (1)	64.2	108.6	172.8
Cash payment	(189.2)	(21.8)	(211.0)
Utilization	—	(87.3)	(87.3)
Foreign currency translation	(2.6)	—	(2.6)
Balance at September 30, 2021:	$366.4	$4.2	$370.6
____________
(1)     For the three months ended September 30, 2021, total restructuring charges in Developed Markets, JANZ, Emerging Markets, and Corporate/Other were approximately $138.7 million, $27.4 million, $4.5 million, and $2.2 million respectively. For the nine months ended September 30, 2021, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $520.3 million, $5.3 million, $136.4 million, $50.8 million, and $25.5 million, respectively.
At September 30, 2021 and December 31, 2020, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Collaboration and Licensing Agreements
We periodically enter into collaboration and licensing agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant collaboration and licensing agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at September 30, 2021 totaled approximately $341 million. We estimate that the amounts that may be paid through the end of 2021 to be approximately $13 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these assessments remain in the audit phase where we are challenging them before the tax authorities while we are challenging some of the other assessments in the Indian tax courts.

The Company has recorded a net reserve for uncertain tax positions of $319.2 million, including interest and penalties, in connection with its international audits at September 30, 2021. The reserve balance at September 30, 2021 reflects the impact of current year settlement payments. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
EpiPen® Auto-Injector Litigation
The Company has been named as a defendant in indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases asserted violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. A former Mylan N.V. officer and other non-Viatris affiliated companies are also defendants in some of the class actions. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and, except for a small number, have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated. The District Court certified an antitrust class that applies to 17 states and a RICO class. On June 23, 2021, the Court granted – in substantial part –the Company’s and former Mylan N.V. officer’s motion for summary judgment by dismissing certain antitrust claims and the RICO claims, which included RICO claims asserted against the former Mylan N.V. officer. Plaintiffs’ motions for reconsideration and to certify an interlocutory appeal of the summary judgment decision with respect to the RICO claims were denied. On July 8, 2021, the Company filed a motion to decertify the class action with respect to the remaining antitrust theory, which concerns a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. A trial on the remaining antitrust theory against the Company is currently scheduled to begin on January 24, 2022. Plaintiffs are asserting damages of approximately $1.0 billion on the remaining antitrust theory, which is subject to multipliers under certain state laws. The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all remaining aspects of Plaintiffs’ case, including their asserted damages.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, after Plaintiffs’ then operative complaint was dismissed with an option to file a limited amended complaint, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations that are similar to those in the putative indirect purchaser class actions discussed above. Plaintiffs’ seek monetary damages, declaratory relief, attorneys’ fees and costs.
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
The Company has a total accrual of approximately $10.0 million related to this matter at September 30, 2021, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. They allege harm under federal and state laws, including federal and state antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the lawsuits also name as defendants the Company’s President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products.

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
On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-seven states, certain territories and the District of Columbia. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, and restitution. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA and has been ordered to proceed as a bellwether.
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
The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. On September 22, 2021, Defendants filed a motion for summary judgment seeking to dismiss the case in its entirety, which remains pending.

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
On October 28, 2021, the Company and certain of its officers and directors were named as defendants in a putative class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan shareholders who received Company common stock in connection with the Combination. A non-Viatris affiliated company and persons were also named as defendants. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for purportedly failing to disclose or misrepresenting material information in the registration statement and related prospectus issued in connection with the Combination. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other equitable and injunctive relief.
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
The Company has also sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and the Company were held jointly and severally liable. Merck KGaA has counterclaimed against the Company seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment ordering the Company to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. The parties have resolved this matter.
The Company has accrued approximately €11.2 million as of September 30, 2021 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, the Company received notice that the Office of Fair Trading (now the “CMA”) opened an investigation regarding possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that the Company, Merck KGaA, and other companies were liable for infringing EU and U.K. competition rules. The CMA issued a penalty to Merck KGaA of approximately £5.8 million, for which the Company is jointly and severally liable for approximately £2.7 million. On appeal, the CAT affirmed the CMA’s decision but reduced the penalty to Merck KGaA to approximately £3.9 million, and reduced the amount for which the Company is jointly and severally liable to approximately £2.05 million. The CMA’s matter as to the Company is now closed.
The Company has also received a notice from the NHS England and Wales stating an intention to commence follow- on litigation and asserting monetary damages.
The Company has accrued approximately £8.8 million as of September 30, 2021 related to this matter. It is reasonably possible that the Company will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $103.6 million as of September 30, 2021 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative class actions seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in other countries. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/ or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form personal injury complaints. The end-payor plaintiffs and certain of the plaintiffs named in the short form personal injury complaints in the ranitidine matter have filed appeals to the U.S. Court of Appeals for the Eleventh Circuit.
Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. The state court proceedings remain pending in various jurisdictions, including in California, Missouri, and New York. On January 27, 2021, the California Court granted Pfizer’s motion to exclude the opinions of plaintiffs’ only general causation expert in connection with his opinions involving the three lowest doses of Lipitor (10, 20 and 40 mg). The Company’s motion for summary judgment in connection with the 10, 20, and 40 mg plaintiffs was granted, resulting in their dismissal.
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
The Company has accrued approximately $304.0 million as of September 30, 2021 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, Scotland and Northern Ireland) filed their claims. The claims filed by Sandoz and Ranbaxy have been resolved.
Lyrica - Canada
In June 2014, Pharmascience Inc. (“PMS”) commenced an action against Pfizer Canada Inc., Warner-Lambert Company and Warner-Lambert Company LLC (the Pfizer Canada Defendants) seeking damages in connection with an earlier unsuccessful patent litigation brought by the Pfizer Canada Defendants involving pregabalin. PMS claims lost profit damages from November 30, 2010, the date it received tentative regulatory approval for its pregabalin product, to February 13, 2013, the date Pfizer’s patent case against PMS was dismissed. The parties have reached a settlement in principle to resolve the matter.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8.9 million accrued related to these various other legal proceedings at September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2020 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three and nine months ended September 30, 2021, and cash flows for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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
Company Overview
Viatris is a global healthcare company formed in November 2020 through the combination of Mylan and Upjohn, whose mission is to empower people worldwide to live healthier at every stage of life. By integrating the strengths of these two businesses, including our global workforce of approximately 38,000 employees and contractors, Viatris aims to deliver increased access to affordable, quality medicines for patients worldwide regardless of geography or circumstance. Viatris brings together industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brand, generic, complex generic, and biosimilar products. Viatris operates approximately 50 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
During the three and nine months ended September 30, 2021, the Company recorded pre-tax charges of $172.8 million and $738.3 million, respectively. For the charges recognized during the three months ended September 30, 2021, $87.3 million were non-cash accelerated depreciation and asset impairment charges and the remaining charges were primarily related to severance and employee benefits. Included within the charges during the nine months ended September 30, 2021 were $319.1 million for non-cash accelerated depreciation and asset impairment charges with the remaining charges primarily related to severance and employee benefits.
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

•Many customer facing field personnel continue on a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products.

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

•Viatris continues to supply antiviral medicines, including remdesivir and ambisome, and continues to work with government authorities related to product usage.
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

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2021 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2021	2020	Change	% Change
Total revenues	$4,536.6	$2,972.1	$1,564.5	53%
Gross profit	1,574.1	1,158.5	415.6	36%
Earnings from operations	357.6	351.4	6.2	2%
Net earnings	311.5	185.7	125.8	nm
Diluted earnings per share	$0.26	$0.36	$(0.10)	nm

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2021	2020	Change	% Change
Total revenues	$13,544.7	$8,322.5	$5,222.2	63%
Gross profit	4,029.1	3,090.3	938.8	30%
Earnings from operations	43.6	670.3	(626.7)	(93)%
Net (loss) earnings	(1,005.3)	245.9	(1,251.2)	nm
Diluted (loss) earnings per share	$(0.83)	$0.48	$(1.31)	nm

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

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
(In millions, except %s)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,655.9	$2,163.2	23%	$(17.3)	$2,638.4	22%
Greater China	566.8	31.5	nm	(0.3)	566.6	nm
JANZ	505.3	282.4	79%	2.5	507.9	80%
Emerging Markets	792.5	471.0	68%	(6.2)	786.3	67%
Total net sales	$4,520.5	$2,948.1	53%	$(21.3)	$4,499.2	53%

Other revenues (3)	16.1	24.0	(33)%	—	16.1	(33)%
Consolidated total revenues (4)	$4,536.6	$2,972.1	53%	$(21.3)	$4,515.3	52%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended September 30, 2021, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $12.2 million, $0.3 million, and $3.6 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the current quarter, Viatris reported total revenues of $4.54 billion, compared to $2.97 billion for the comparable prior year period, representing an increase of $1.56 billion, or 53%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $4.52 billion, compared to $2.95 billion for the comparable prior year period, representing an increase of $1.57 billion, or 53%. Other revenues for the current quarter were $16.1 million, compared to $24.0 million for the comparable prior year period.
The increase in total revenues and net sales was primarily driven by net sales totaling $1.62 billion from the Upjohn Business in the current quarter and approximately $158.3 million of new product sales, partially offset by a decrease of approximately $223.5 million in net sales from existing products, primarily as a result of lower pricing, and to a lesser extent, lower volumes. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched within the last twelve months. The Company’s net sales were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU. The net favorable impact of foreign currency translation on net sales was approximately $21.3 million, or 1%. On a constant currency basis, the increase in net sales was approximately $1.55 billion, or 53% for the three months ended September 30, 2021. We estimate that the COVID-19 pandemic positively impacted our third quarter 2021 net sales by approximately 3%, primarily driven by the partial recovery of customer buying patterns during the third quarter of 2021 as compared to the prior year period. The prior year period was negatively impacted by lower retail pharmacy demand, lower non-COVID-19 related patient hospital visits and a lower number of in person meetings with prescribers and payors, as well as the impact on the back to school sales of the EpiPen® Auto-Injector.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Our top ten products in terms of net sales, in the aggregate, represented approximately 34% and 25% for the three months ended September 30, 2021 and 2020, respectively, with the year-over-year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of changes in competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.
Developed Markets Segment
Net sales from Developed Markets increased by $492.4 million or 23% during the three months ended September 30, 2021 when compared to the prior year period. Net sales within North America totaled approximately $1.10 billion and net sales within Europe totaled approximately $1.56 billion. This increase was due primarily to net sales from the Upjohn Business in the current quarter of $498.6 million and new product sales, including the portfolio of thrombosis products in Europe acquired from Aspen in the fourth quarter of 2020, as well as higher volumes in Europe, and higher EpiPen® Auto-Injector volume in North America, both of which include partial COVID-19 recovery. This increase was partially offset by lower pricing in Europe, and lower pricing and volumes on net sales of certain existing North American products, including dimethyl fumarate, Miacalcin®, Xulane®, Perforomist®, and Wixela® Inhub®, primarily driven by additional competition. Lower volumes were also due to the impact of product divestitures, including certain North American OTC products during the second quarter of 2021 and other products during 2020 as a result of the Combination. The favorable impact of foreign currency translation on current period net sales, primarily in Europe, was approximately $17.3 million, or 1%. Constant currency net sales increased by approximately $475.1 million, or 22% when compared to the prior year period.
Greater China Segment
Net sales from Greater China increased by $535.3 million for the three months ended September 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $540.0 million. This increase was partially offset by lower net sales of existing products. The favorable impact of foreign currency translation was approximately $0.3 million, or 1%. Constant currency net sales increased by approximately $535.0 million when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $223.1 million or 79% for the three months ended September 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $199.7 million and higher net sales of existing products driven by higher volumes primarily related to Amitiza®, Lyrica® and Creon® brands, our authorized generics to Lyrica® and Norvasc®, as well as the impact of the termination of the collaboration arrangement with Pfizer in the prior year in Japan, partially offset by lower pricing driven by government price reductions and product competition. Foreign currency translation had an unfavorable impact of approximately $2.5 million, or 1%. Constant currency net sales increased by approximately $225.6 million, or 80% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets increased by $321.6 million or 68% for the three months ended September 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current quarter of $378.0 million and COVID-19 related product sales in India, primarily related to remdesivir and ambisome. This increase was partially offset primarily by lower volumes as a result of competitive market conditions, including for antiretroviral drugs. The favorable impact of foreign currency translation was $6.2 million, or 1%. Constant currency net sales increased by approximately $315.4 million, or 67%.

Cost of Sales and Gross Profit
Cost of sales increased from $1.81 billion for the three months ended September 30, 2020 to $2.96 billion for the three months ended September 30, 2021.Gross profit for the three months ended September 30, 2021 was $1.57 billion and gross margins were 35%. For the three months ended September 30, 2020, gross profit was $1.16 billion and gross margins were 39%. Cost of sales and gross margins were primarily impacted by increased purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Cost of sales from the Upjohn Business, including the impact of amortization expense, was $968.4 million for the three months ended September 30, 2021. This includes increased amortization expense of $539.2 million primarily for purchase accounting related amortization of intangible assets and the step-up of acquired inventory. Gross profit from net sales of existing products was impacted by lower pricing and to a lesser extent, lower volumes. Adjusted gross margins were 60% for the three months ended September 30, 2021, compared to 55% for the three months ended September 30, 2020, with the year-over-year increase driven by the impact of the Combination.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2021	2020
U.S. GAAP cost of sales	$2,962.5	$1,813.6
Deduct:
Purchase accounting related amortization	(919.9)	(368.5)
Acquisition related items	(4.5)	(9.4)
Restructuring related costs	(151.3)	(8.7)
Share-based compensation expense	(0.8)	(0.4)
Other special items	(72.7)	(83.6)
Adjusted cost of sales	$1,813.3	$1,343.0

Adjusted gross profit (a)	$2,723.3	$1,629.1

Adjusted gross margin (a)	60%	55%
____________
(a)U.S. GAAP gross profit is calculated as total revenues less U.S. GAAP cost of sales. U.S. GAAP gross margin is calculated as U.S. GAAP gross profit divided by total revenues. Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2021 was $152.1 million, compared to $129.8 million for the comparable prior year period, an increase of $22.3 million. This increase was primarily due to costs associated with the Upjohn Business of $10.8 million and increased costs for inventory validation batches for certain products under development. These increases were partially offset by lower expenses in the current year period related to licensing arrangements for products in development.
Selling, General & Administrative Expense
SG&A expense for the three months ended September 30, 2021 was $1.06 billion, compared to $658.4 million for the comparable prior year period, an increase of $396.6 million. The increase was primarily due to costs related to the Upjohn Business of $340.1 million and an increase of approximately $17.4 million for restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower selling and promotional expenses, including through our active management related to synergies.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2021 and September 30, 2020:

	Three Months Ended
	September 30,
(In millions)	2021	2020
Respiratory delivery platform contingent consideration adjustment	$9.2	$16.9
Litigation settlements, net	0.2	2.0
Total litigation settlements and other contingencies, net	$9.4	$18.9
Interest Expense
Interest expense for the three months ended September 30, 2021 totaled $151.9 million, compared to $117.3 million for the three months ended September 30, 2020, an increase of $34.6 million. The increase is due to the interest expense related to the additional debt assumed in the Combination of approximately $69.7 million, partially offset by amortization of debt premium of $17.1 million and by the impact of debt repayments in 2021.
Other Expense (Income), Net
Other expense, net was $5.8 million for the three months ended September 30, 2021, compared to other income, net of $7.5 million for the comparable prior year period. Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense (income), net was comprised of the following for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended
	September 30,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$17.6	$2.9
Foreign exchange gains, net	(3.8)	(8.8)
Other gains, net	(8.0)	(1.6)
Other expense (income), net	$5.8	$(7.5)
Income Tax (Benefit) Provision
For the three months ended September 30, 2021, the Company recognized an income tax benefit of $111.6 million, compared to an income tax provision of $55.9 million for the comparable prior year period, a change of $167.5 million. A tax benefit was recorded in the current quarter as a result of the lower impacts of purchase accounting adjustments combined with the estimated full year loss being reduced during the quarter. The income tax provision for both periods was also impacted by the changing mix of income earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended
	September 30,
(In millions, except %s)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$7,867.9	$6,132.3	28%	$(226.4)	$7,641.4	25%
Greater China	1,709.0	69.3	nm	(0.6)	1,708.4	nm
JANZ	1,488.2	805.8	85%	(34.3)	1,453.9	80%
Emerging Markets	2,417.2	1,224.8	97%	(30.8)	2,386.4	95%
Total net sales	$13,482.3	$8,232.2	64%	$(292.1)	$13,190.1	60%

Other revenues (3)	62.4	90.3	(31)%	(1.3)	61.1	(32)%
Consolidated total revenues (4)	$13,544.7	$8,322.5	63%	$(293.4)	$13,251.2	59%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the nine months ended September 30, 2021, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $46.7 million, $1.3 million, and $14.4 million, respectively.
(4)Amounts exclude intersegment revenue that eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2021, Viatris reported total revenues of $13.54 billion, compared to $8.32 billion for the comparable prior year period, representing an increase of $5.22 billion, or 63%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2021 were $13.48 billion, compared to $8.23 billion for the comparable prior year period, representing an increase of $5.25 billion, or 64%. Other revenues for the current year were $62.4 million, compared to $90.3 million for the comparable prior year period.
The increase in total revenues and net sales was primarily driven by net sales totaling $4.97 billion from the Upjohn Business in the current year and approximately $557.4 million of new product sales, partially offset by a decrease of approximately $566.1 million in net sales from existing products as a result of lower pricing, and to a lesser extent, lower volumes. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched within the last twelve months. The Company’s net sales were favorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU and in Australia and India. The net favorable impact of foreign currency translation on net sales was approximately $292.1 million, or 4%. On a constant currency basis, the increase in net sales was approximately $4.96 billion, or 60% for the nine months ended September 30, 2021. We estimate that the COVID-19 pandemic positively impacted our net sales during the nine months ended September 30, 2021 by approximately 2% as compared to the prior year period.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 23% for the nine months ended September 30, 2021 and 2020, respectively, with the year-over-year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the timing of changes in competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.
Developed Markets Segment
Net sales from Developed Markets increased by $1.74 billion or 28% during the nine months ended September 30, 2021 when compared to the prior year period. Net sales within North America totaled approximately $3.50 billion and net sales within Europe totaled approximately $4.37 billion. This increase was due primarily to net sales from the Upjohn Business in the current year of $1.56 billion, new product sales, including the portfolio of thrombosis products in Europe acquired from Aspen in the fourth quarter of 2020, and higher volumes, which include market growth and/or market share gains in North America for the EpiPen® Auto-Injector, Yupelri®, and biosimilar products. This increase was partially offset by lower pricing and volumes on net sales of certain existing North American products, including Xulane®, Wixela® Inhub®, Perforomist®, and dimethyl fumarate, due to additional competition. Lower volumes were also due to the impact of product divestitures, including certain North American OTC products during the second quarter of 2021 and other products during 2020 as a result of the Combination. Sales of existing products in Europe were negatively impacted by lower pricing and lower volumes as a result of a decline in certain tender sales. The favorable impact of foreign currency translation on current period net sales, primarily in Europe, was approximately $226.4 million, or 4%. Constant currency net sales increased by approximately $1.51 billion, or 25% when compared to the prior year period.
Greater China Segment
Net sales from Greater China increased by $1.64 billion for the nine months ended September 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current year of $1.67 billion. This increase was partially offset by lower net sales of existing products. The favorable impact of foreign currency translation was approximately $0.6 million, or less than 1%. Constant currency net sales increased by approximately $1.64 billion when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $682.6 million or 85% for the nine months ended September 30, 2021 when compared to the prior year. This increase was the result of net sales from the Upjohn Business in the current year of $581.2 million and higher net sales of existing products driven by higher volumes primarily related to Amitiza®, Lyrica® and Creon® brands, our authorized generics to Lyrica® and Norvasc®, as well as the impact of the termination of the collaboration arrangement with Pfizer in the prior year in Japan, partially offset by lower pricing driven by government price reductions and product competition. Foreign currency translation had a favorable impact of approximately $34.3 million, or 4%. Constant currency net sales increased by approximately $648.1 million, or 80% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets increased by $1.19 billion or 97% for the nine months ended September 30, 2021 when compared to the prior year period. This increase was the result of net sales from the Upjohn Business in the current year of $1.16 billion and COVID-19 related product sales in India, primarily related to remdesivir and ambisome. These increases were partially offset by lower volumes and pricing as a result of customer purchasing patterns and competitive market conditions including for antiretroviral drugs. The favorable impact of foreign currency translation was $30.8 million, or 3%. Constant currency net sales increased by approximately $1.16 billion, or 95%.

Cost of Sales and Gross Profit
Cost of sales increased from $5.23 billion for the nine months ended September 30, 2020 to $9.52 billion for the nine months ended September 30, 2021. Gross profit for the nine months ended September 30, 2021 was $4.03 billion and gross margins were 30%. For the nine months ended September 30, 2020, gross profit was $3.09 billion and gross margins were 37%. Cost of sales was primarily impacted by increased purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Cost of sales from the Upjohn Business, including the impact of amortization expense, was $3.42 billion for the nine months ended September 30, 2021. This includes increased amortization expense of $2.09 billion primarily for purchase accounting related amortization of intangible assets and the step-up of acquired inventory. Gross profit from net sales of existing products was impacted by lower pricing and to a lesser extent, lower volumes. Adjusted gross margins were 59% for the nine months ended September 30, 2021, compared to 54% for the nine months ended September 30, 2020, with the year-over-year increase driven by the impact of the Combination.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2021	2020
U.S. GAAP cost of sales	$9,515.6	$5,232.2
Deduct:
Purchase accounting related amortization	(3,344.7)	(1,072.5)
Acquisition related items	(8.0)	(11.5)
Restructuring related costs	(399.5)	(17.6)
Share-based compensation expense	(2.0)	(1.1)
Other special items	(257.1)	(299.3)
Adjusted cost of sales	$5,504.3	$3,830.2

Adjusted gross profit (a)	$8,040.4	$4,492.3

Adjusted gross margin (a)	59%	54%
____________
(a)U.S. GAAP gross profit is calculated as total revenues less U.S. GAAP cost of sales. U.S. GAAP gross margin is calculated as U.S. GAAP gross profit divided by total revenues. Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2021 was $483.9 million, compared to $400.3 million for the comparable prior year period, an increase of $83.6 million. This increase was primarily due to costs associated with the Upjohn Business of $77.3 million and increased costs for inventory validation batches for certain products under development. These increases were partially offset by lower expenses in the current year period related to licensing arrangements for products in development.

Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2021 was $3.45 billion, compared to $1.98 billion for the comparable prior year period, an increase of $1.46 billion. The increase was primarily due to costs related to the Upjohn Business of $1.08     billion and an increase of approximately $301.1 million for restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower acquisition related costs of approximately $65.9 million, including approximately $115.0 million related to obligations in the prior year period to reimburse Pfizer for certain financing costs under the Business Combination Agreement and the Separation and Distribution Agreement, and lower selling and promotional expenses, including through our active management related to synergies and certain lower expenses as a result of COVID-19.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2021 and September 30, 2020:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Respiratory delivery platform contingent consideration adjustment	$41.2	$35.6
Litigation settlements, net	14.1	0.9
Total litigation settlements and other contingencies, net	$55.3	$36.5
Interest Expense
Interest expense for the nine months ended September 30, 2021 totaled $488.0 million, compared to $353.4 million for the nine months ended September 30, 2020, an increase of $134.6 million. The increase is due to the interest expense related to the additional debt assumed in the Combination of approximately $213.6 million, partially offset by amortization of debt premium of $51.6 million and by the impact of debt repayments in 2021.
Other Expense (Income), Net
Other expense, net was $16.1 million for the nine months ended September 30, 2021, compared to $24.6 million for the comparable prior year period. Other expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. Other expense, net was comprised of the following for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended
	September 30,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$52.2	$37.4
Foreign exchange losses, net	4.8	8.6
Other gains, net	(40.9)	(21.4)
Other expense, net	$16.1	$24.6
Income Tax Provision
For the nine months ended September 30, 2021, the Company recognized an income tax provision of $544.8 million, compared to an income tax provision of $46.4 million for the comparable prior year period, an increase of $498.4 million. The income tax provision for the nine months ended September 30, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. During the nine months ended September 30, 2020, the Company recognized a net charge as a result of adjustments to reserves for uncertain tax positions, partially offset by changes in the assessment of the realizability of deferred tax assets. Also impacting the current year income tax expense for both periods was the changing mix of income earned in jurisdictions with differing tax rates.

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
Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings
A reconciliation between net earnings (loss) as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP net earnings (loss)	$311.5	$185.7	$(1,005.3)	$245.9
Purchase accounting related amortization (primarily included in cost of sales) (a)	919.9	368.5	3,344.7	1,072.5
Litigation settlements and other contingencies, net	9.4	18.9	55.3	36.5
Interest expense (primarily amortization of premiums and discounts on long term debt)	(13.6)	5.3	(40.3)	16.6
Clean energy investments pre-tax loss	17.6	2.9	52.2	37.4
Acquisition related costs (primarily included in SG&A) (b)	41.5	72.3	149.7	218.2
Restructuring related costs (c)	169.8	14.5	741.6	47.0
Share-based compensation expense	25.0	15.1	88.7	49.8
Other special items included in:
Cost of sales (d)	72.7	83.6	257.1	299.3
Research and development expense (e)	3.7	3.7	12.1	45.8
Selling, general and administrative expense	9.9	7.5	39.4	12.9
Other expense, net	(2.3)	—	(2.3)	(16.4)
Tax effect of the above items and other income tax related items (f)	(366.0)	(98.3)	(196.8)	(344.3)
Adjusted net earnings	$1,199.1	$679.7	$3,496.1	$1,721.2
Significant items include the following:
(a)For the three and nine months ended September 30, 2021, includes amortization of the purchase accounting inventory fair value adjustment related to the Combination totaling approximately $238.5 million and $1.19 billion, respectively.
(b)Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities. Refer to SG&A discussion within the section “Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020” and “Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020”.
(c)For the three months ended September 30, 2021, charges of approximately $151.3 million are included in cost of sales, approximately $(4.7) million are included in R&D, and approximately $23.1 million are included in SG&A. For the nine months ended September 30, 2021, charges of approximately $399.5 million are included in cost of sales, approximately $11.9 million are included in R&D, and approximately $330.1 million are included in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(d)Costs incurred during the three and nine months ended September 30, 2021 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $18.2 million and $107.3 million, respectively, and at other plants in the 2020 restructuring program of approximately $41.0 million and $103.6 million, respectively. Costs incurred during the three and nine months ended September 30, 2020 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $57.8 million and $179.6 million, respectively. In addition, the three and nine months ended September 30, 2020 includes incremental manufacturing variances incurred as a result of the COVID-19 pandemic of approximately $8.0 million and $32.0 million, respectively. Also, the nine months ended September 30, 2020 includes $27.0 million related to a special bonus for plant employees as a result of the COVID-19 pandemic.
(e)Adjustments primarily relate to non-refundable payments related to development agreements.
(f)Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2021 compared to the prior year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
U.S. GAAP net earnings (loss)	$311.5	$185.7	$(1,005.3)	$245.9
Add adjustments:
Net contribution attributable to equity method investments	17.6	2.9	52.2	37.4
Income tax (benefit) provision	(111.6)	55.9	544.8	46.4
Interest expense (a)	151.9	117.3	488.0	353.4
Depreciation and amortization (b)	1,017.1	432.3	3,756.7	1,263.0
EBITDA	$1,386.5	$794.1	$3,836.4	$1,946.1
Add adjustments:
Share-based compensation expense	25.0	15.1	88.7	49.8
Litigation settlements and other contingencies, net	9.4	18.9	55.3	36.5
Restructuring, acquisition related and other special items (c)	277.4	181.6	1,029.9	606.6
Adjusted EBITDA	$1,698.3	$1,009.7	$5,010.3	$2,639.0
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.49 billion for the nine months ended September 30, 2021. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $1.30 billion to $2.49 billion for the nine months ended September 30, 2021, as compared to net cash provided by operating activities of $1.20 billion for the nine months ended September 30, 2020. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
Net cash provided by operating activities was favorably impacted in the current year period by higher operating earnings, after adjusting for non-cash items in both periods, and increased collections of accounts receivable and lower inventories. This was partially offset by changes in operating assets and liabilities, primarily driven by increased payments, including for income taxes.
Investing Activities
Net cash from investing activities was $101.3 million for the nine months ended September 30, 2021, as compared to net cash used in investing activities of $278.8 million for the nine months ended September 30, 2020, a net increase of $380.1 million.

In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination;
•proceeds from sale of assets of $96.5 million, primarily related to a group of OTC products in the U.S.;
•capital expenditures, primarily for equipment and facilities, totaling approximately $259.8 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2021 calendar year are expected to be approximately $450 million to $550 million; and
•payments for product rights and other, net totaling approximately $28.2 million, primarily related to the acquisition of intellectual property rights and marketing authorizations.
In 2020, significant items in investing activities included the following:
•payments for product rights and other, net totaling approximately $97.3 million, primarily related to deferred non-contingent purchase payments for the acquisition of intellectual property rights and marketing authorizations;
•purchase of marketable securities and other investments of $96.1 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $126.1 million.
Financing Activities
Net cash used in financing activities was $2.66 billion for the nine months ended September 30, 2021, as compared to $754.8 million for the nine months ended September 30, 2020, a net increase of $1.91 billion.

In 2021, significant items in financing activities included the following:
•long-term debt payments of $4.20 billion, consisting of the redemption of $2.25 billion of the 3.150% Senior Notes due 2021, repayment of $1.35 billion of borrowings under the 2020 Revolving Facility and the 2021 Revolving Facility, and repayment of $600.0 million of the USD Term Loan;
•long-term borrowings of $1.71 billion, consisting of borrowings of $1.35 billion under the 2020 Revolving Facility and the 2021 Revolving Facility, and borrowings of $360.0 million under the YEN Term Loan;
•net short-term borrowings of $606.1 million;
•cash dividends paid of $266.0 million;
•deferred non-contingent payments for product rights totaling approximately $456.0 million primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe; and
•milestone payments totaling approximately $28.6 million related to the respiratory delivery platform contingent consideration.

In 2020, significant items in financing activities included the following:
•long-term debt payments of approximately $588.9 million consisting primarily of the redemption of $555.2 million principal amount of the 2020 Floating Rate Euro Notes;
•non-contingent payments for product rights totaling approximately $139.5 million primarily related to the acquisitions of intellectual property rights and marketing authorizations in prior periods; and
•payments totaling $48.5 million of the $82.1 million in milestone payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
Capital Resources
Our cash and cash equivalents totaled $756.6 million at September 30, 2021, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2021 Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
In September 2021, Viatris filed a registration statement with the SEC with respect to an offer to exchange $7.45 billion aggregate principal amount of Unregistered Upjohn Notes with Registered Upjohn Notes in the same aggregate principal amount and with terms substantially identical in all material respects, which was declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021. More than 99.9% of the aggregate principal amount of each of the Unregistered Upjohn Notes were exchanged for Registered Upjohn Notes.
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
The Company has access to $4.0 billion under the 2021 Revolving Facility which matures in July 2026. Up to $1.65 billion of the 2021 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2021, the Company had $1.13 billion outstanding under the Commercial Paper Program and did not have any borrowings outstanding under the 2021 Revolving Facility.
In addition to the 2021 Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2022. As of September 30, 2021, the Company had $375 million outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended on July 1, 2021 to extend the term to August 2022. As of September 30, 2021, the Company had $200 million outstanding under the Note Securitization Facility.

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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control and risk related to the receivables over to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $35.2 million and $153.0 million of accounts receivable as of September 30, 2021 and December 31, 2020 under these factoring arrangements, respectively.
At September 30, 2021, our long-term debt, including the current portion, totaled $21.74 billion, as compared to $24.69 billion at December 31, 2020. Total long-term debt is calculated net of deferred financing fees which were $43.8 million and $49.2 million at September 30, 2021 and December 31, 2020, respectively.
For additional information regarding our debt and debt agreements refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021 and September 16, 2021. On November 5, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share on the Company’s issued and outstanding common stock, which will be payable on December 16, 2021 to shareholders of record as of the close of business on November 23, 2021. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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
Long-term Debt Maturity
Mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2021 was as follows for each of the periods ending December 31:

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
The Company is in compliance with its covenants at September 30, 2021 and expects to remain in compliance for the next twelve months.
Supplemental Guarantor Financial Information
Following the Exchange Offer, Viatris Inc. is the issuer of the Registered Upjohn Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

Following the Combination, Utah Acquisition Sub Inc. is the issuer of the Utah Senior Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.

Mylan Inc. is the issuer of the Mylan Inc. Senior Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.

The respective obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. as guarantors of the applicable series of Senior Notes are senior unsecured obligations of the applicable guarantor and rank pari passu in right of payment with all of such guarantor’s existing and future senior unsecured obligations that are not expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, rank senior in right of payment to any future obligations of such guarantor that are expressly subordinated to such guarantor’s guarantee of the applicable series of Senior Notes, and are effectively subordinated to such guarantor’s existing and future secured obligations to the extent of the value of the collateral securing such obligations. Such obligations are structurally subordinated to all of the existing and future liabilities, including trade payables, of the existing and future subsidiaries of such guarantor that do not guarantee the applicable series of Senior Notes.
The guarantees by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. under the applicable series of Senior Notes will terminate under certain customary circumstances, each as described in the applicable indenture, including: (1) a sale or disposition of the applicable guarantor in a transaction that complies with the applicable indenture such that such guarantor ceases to be a subsidiary of the issuer of the applicable series of Senior Notes; (2) legal defeasance or covenant defeasance or if the issuer’s obligations under the applicable indenture are discharged; (3) with respect to the Utah Senior Notes, the earlier to occur of (i) with respect to the guarantee provided by Mylan Inc., (x) the release of Utah Acquisition Sub Inc.’s guarantee under all applicable Mylan Inc. Debt (as defined in the applicable indenture) and (y) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. Debt and (ii) with respect to the guarantee provided by Mylan II B.V., (x) the release of Mylan II B.V.’s guarantee under all applicable Triggering Indebtedness (as defined in the applicable indenture) and (y) the issuer and/or borrower of the applicable Triggering Indebtedness no longer having any obligations with respect to such indebtedness; (4) with respect to the guarantees provided by Utah Acquisition Sub Inc. and Mylan II B.V. of the Mylan Inc. Senior Notes, subject to certain exceptions set forth in the applicable indenture, such guarantor ceasing to be a guarantor or obligor in respect of any Triggering Indebtedness; and (5) with respect to the Registered Upjohn Notes, (a) upon the applicable guarantor no longer being an issuer or guarantor in respect of (i) Mylan Inc. Senior Notes or Utah Senior Notes that have an aggregate principal amount in excess of $500.0 million or (ii) any Triggering Indebtedness; in each case, other than in respect of indebtedness or guarantees, as applicable, that are being concurrently released; or (b) upon receipt of the consent of holders of a majority of the aggregate principal amount of the outstanding notes of such series in accordance with the applicable indenture.

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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2021 and as of and for the year ended December 31, 2020. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2021	December 31, 2020
ASSETS
Current assets	$374.8	$477.7
Non-current assets	60,007.5	61,272.4

LIABILITIES AND EQUITY
Current liabilities	22,819.6	20,951.7
Non-current liabilities	16,421.4	17,844.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Revenues	$—	$—
Gross Profit	—	—
Loss from Operations	(773.3)	(929.6)
Net loss	(1,005.3)	(669.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $451.3 million accrued for legal contingencies at September 30, 2021.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the three and nine months ended September 30, 2021, the Company has incurred approximately $9.5 million and $35.8 million, respectively, related to this provision of the TSA, and approximately $88.9 million during the period beginning on the closing date of the Combination and ended September 30, 2021.

Application of Critical Accounting Policies
There have been no changes to the Critical Accounting Policies disclosed in Viatris’ 2020 Form 10-K. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the annual goodwill impairment test performed as of April 1, 2021.
The Company performed its annual goodwill impairment test as of April 1, 2021 on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. Additionally, the net assets acquired as part of the Combination were included in the respective reporting units and in the annual impairment test for the first time. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2020 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended September 30, 2021, the Company began to transition certain subsidiaries to a new Enterprise Resource Planning (“ERP”) system. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected to progress through the end of calendar year 2022. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2021 on the effectiveness of its ICFR.

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
Michael Goettler
Chief Executive Officer
(Principal Executive Officer)
November 8, 2021

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
November 8, 2021