Form 10-K
period 2021-12-31
Viatris Inc
filed 2022-02-28
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☑      No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,237,737,213.

The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 22, 2022 was 1,209,576,280.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2021

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2021 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2021 Form 10-K, most of which are explained or defined below. Some amounts in this Form 10-K may not add due to rounding.

2003 LTIP	2003 Long-Term Incentive Plan
2020 Revolving Facility	The revolving credit facility available pursuant to the revolving credit agreement, dated as of June 16, 2020, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent and repaid in full in July 2021
2021 Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
AbbVie	AbbVie Inc.
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
Aspen	Aspen Global Incorporated
ASU	Accounting Standards Update
BEAT	Base Erosion Anti-Abuse Tax
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction
The pending transaction between Viatris and Biocon Biologics pursuant to which Viatris will contribute its biosimilar products and programs to Biocon Biologics in exchange for cash consideration and a convertible preferred equity interest in Biocon Biologics

Biocon Agreement	The agreement between Viatris and Biocon Biologics, dated February 28, 2022, relating to the Biocon Biologics Transaction
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
BPCIA	Biologics Price Competition and Innovation Act of 2009
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
cGMP	Current Good Manufacturing Practices
CIA	Corporate Integrity Agreement, dated August 16, 2017, entered into between the OIG-HHA, Mylan Inc. and Mylan Specialty L.P.
CJEU	European Court of Justice

clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
CMA	Competition and Markets Authority
CMS	Centers for Medicare & Medicaid Services
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
Commission	European Commission
Contribution	Pfizer's contribution of the Upjohn Business to Viatris
COPD	Chronic obstructive pulmonary disease
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
DEA	U.S. Drug Enforcement Agency
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPD Business	Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, prior to its acquisition by Mylan in February 2015
ERP system	Enterprise resource planning system
EU	European Union
EURIBOR	Euro Interbank Offered Rate
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Offer	The offer to exchange the Unregistered Upjohn U.S. Dollar Notes for the Registered Upjohn Notes, which was conducted pursuant to a registration statement filed with the SEC in September 2021 by Viatris Inc., Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. and declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021.
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority in the U.K.

FDA	U.S. Food and Drug Administration
FKB	Fujifilm Kyowa Kirin Biologics Co. Ltd
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2021
FTC	U.S. Federal Trade Commission
GDPR	The EU’s General Data Protection Regulation
GILTI	Global intangible low-taxed income
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
INN	International NonProprietary Name
IPR	Inter Partes review
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IRS Ruling	The private letter ruling issued by the IRS to Pfizer with respect to the Combination, dated as of March 17, 2020
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LAMA	Long-acting muscarinic antagonist
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
LOE	Loss of exclusivity
maximum leverage ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
Momenta	Momenta Pharmaceuticals, Inc.
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II B.V., a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Euro Notes	The 2.125% Senior Notes due 2025 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 3.125% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Securitization	Mylan Securitization LLC
NASDAQ	The NASDAQ Stock Market
NCDs	noncommunicable diseases

NDA	New drug application
NHI	National Health Insurance of Japan
NHS	National Health Services
NOLs	Net Operating Losses
Note Securitization Facility	The note securitization facility entered into in July 2021 for borrowings up to $200 million and expiring in August 2022
OIG-HHS	Office of Inspector General of the Department of Health and Human Services
OTC	Over-the-counter
PBM	Pharmacy benefit managers
PCAOB	Public Company Accounting Oversight Board
Pfizer	Pfizer Inc.
Pfizer Distribution Payments	Payments made by Pfizer using the proceeds of the $12 billion cash distribution to (a) repurchase Pfizer common stock, (b) make pro rata special cash distributions to its stockholders and/or (c) repay or repurchase debt (including principal, interest and associated premiums and fees) held by third party lenders
Plan	Viatris Inc. 2020 Stock Incentive Plan
PMS	Pharmascience Inc.
PPACA	Patient Protection and Affordable Care Act
Profit Sharing 401(k) Plan	401(k) retirement plan with a profit sharing component for non-union represented employees
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
QCE	Quality consistency evaluation
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2022
Registered Upjohn Notes	The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II and Utah Acquisition Sub Inc.
respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
Restoration Plan	The Company’s 401(k) Restoration Plan
restricted stock awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Revance	Revance Therapeutics, Inc.
RICO	Racketeer Influenced and Corrupt Organizations Act
ROU asset	Right-of-use asset
RSUs	The Company's unvested restricted stock unit awards
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDA	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended

Senior U.S. Dollar Notes	The Registered Upjohn U.S. Dollar Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
SOFR	Secured overnight financial rate
Stock awards	Stock options and SARs
Tax Act	December 2017 U.S. Tax Cuts and Jobs Act
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

Tax Opinion	The tax opinion issued by Pfizer’s tax counsel, David Polk & Wardwell LLP, with respect to the Combination
Teva	Teva Pharmaceutical Industries Ltd.
Theravance Biopharma	Theravance Biopharma, Inc.
TSA	Transition service agreements
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Unregistered Upjohn U.S. Dollar Notes	The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II and Utah Acquisition Sub Inc.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Euro Notes	Senior unsecured notes denominated in euros and issued by Upjohn Finance B.V. pursuant to an indenture dated June 23, 2020
Upjohn Senior Notes	The Upjohn U.S. Dollar Notes together with the Upjohn Euro Notes
Upjohn U.S. Dollar Notes	Senior unsecured notes denominated in U.S. dollars and issued by Upjohn Inc. pursuant to an indenture dated June 22, 2020
URP	Universal reimbursement pricing
USD Term Loan Facility	The $600 million delayed draw term loan credit agreement, dated as of June 16, 2020 by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent, and repaid in full in July 2021
Utah Acquisition Sub	Utah Acquisition Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Viatris

Utah Euro Notes
The 2.250% Senior Notes due 2024 and 3.125% Senior Notes due 2028 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.

Utah U.S. Dollar Notes	The 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
VA	Department of Veterans Affairs
VBP	Volume-based procurement
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
Viatris Board	The board of directors of Viatris Inc.
Viatris Bylaws	The amended and restated bylaws of Viatris Inc.
Viatris Charter	Amended and restated certificate of incorporation of Viatris Inc.
WHO	World Health Organization
YEN Term Loan Facility	The ¥40 billion term loan agreement dated as of July 1, 2021, by and among Viatris, Mizuho Bank, Ltd. and MUFG Bank, Ltd., as administrative agent

PART I
ITEM 1.Business
About Viatris
Viatris is a global healthcare company formed in November 2020 whose mission is to empower people worldwide to live healthier at every stage of life, regardless of geography or circumstance. Improving the ability of patients to gain access to sustainable and high-quality healthcare is our relentless pursuit. One that rests on visionary thinking, determination and best-in-class capabilities that were strategically built to remove barriers across the health spectrum and advance access globally.
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other stakeholders. With a global workforce of approximately 37,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, complex generics, and biosimilars. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
Prior to the Separation, the legacy Upjohn Business historically received support services from Pfizer. In connection with the Separation and Combination, Viatris entered into several agreements with Pfizer or its subsidiaries, including among others, transition services and the manufacturing and supply agreements, which in general provide for the performance of certain services or obligations by each of Pfizer and Viatris for the benefit of each other for initial transitional periods following the Combination. The Company began the process of transitioning certain capabilities in 2021, but expects significant changes to occur in 2022 as a result of further transitioning of services and information and other systems. For additional information, see “Risk Factors – Viatris could incur operational difficulties or losses if Pfizer is unable to perform under the agreements entered into as part of the Combination, if we are unable to obtain the same types and level of services and resources that historically have been provided to the legacy Upjohn Business by Pfizer, or if we are required to make payments to Pfizer pursuant to indemnities agreed to as part of the Combination.”
Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2021. Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2021.

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
Since the consummation of the Combination, the Viatris management team has been focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other stakeholders. This includes our previously disclosed significant global restructuring program, which is described further in Note 17 included in Part II. Item 8 of this Form 10-K.
Business Model and Operations
At Viatris, we see healthcare not as it is, but as it should be. We act courageously and are uniquely positioned to be a source of stability in a world of evolving healthcare needs. Viatris empowers people worldwide to live healthier at every stage of life. We do so via Access, Leadership and Partnership.
ACCESS
Viatris provides high-quality, trusted medicines, regardless of geography or circumstance. We are committed to improving access to high-quality medicines while working to ensure a reliable supply so patients can get the treatments they need, when and where they need them. Our global portfolio, supported by our science, medical and manufacturing expertise, delivers global iconic and key brands, complex generics, biosimilars, generics - including complex and branded generics - and over-the-counter products. As a company, Viatris:
•Covers a broad range of therapeutic areas. We produce medicines for patients across a broad range of major therapeutic areas. From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. We also offer support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health.
•Helps ease the burden of noncommunicable diseases. According to the WHO, NCDs, such as ischemic heart disease, stroke, diabetes, certain cancers and chronic obstructive pulmonary disease, were among the leading causes of death globally as of 2016. NCDs affect people of every age, gender and socioeconomic status in every corner of the world, and pose a heavy burden on individuals, families and communities. To overcome this global public health threat, patients worldwide need a partner they can trust – one that not only believes everyone deserves good health, but also has the portfolio, experience and expertise to make this belief a reality.

•Helps hearts stay healthier. According to the WHO, coronary heart disease is the number one cause of death globally. Viatris collaborates with many organizations to help prevent, diagnose, and treat many cardiovascular illnesses. Our deep experience in emerging and developed markets affords a tried-and-true method of achieving high impact across the patient experience, from awareness to adherence. In close collaboration with governments, healthcare providers, technology partners and patients, we at Viatris work to nurture healthcare systems that can adapt and respond to patients’ ever-changing needs. We continue to collaborate with medical associations, patient advocacy groups and academia to develop innovative, integrated solutions and programs to help strengthen both the delivery and quality of healthcare.
•Fights infectious disease. We are also a global leader in treating infectious diseases such as HIV/AIDS, hepatitis, and tuberculosis, and offer an extensive portfolio across these disease states. While many important strides have been made to treat these illnesses, there is still more to be done in countries where lack of access to therapeutics, preventative treatment and diagnostics often result in patients not receiving proper care, and those where HIV transmission continues thirty years into the epidemic. From manufacturing a pediatric-friendly antiretroviral used to treat HIV-positive infants to providing HIV self-tests in some low- and middle-income countries, we are innovating to help patients.
An Increasingly Innovative and Differentiated Pipeline
Our confidence in the future delivery of our pipeline is rooted in our strong historic development programs and list of firsts, including the recent approval of the generic version of Allergan's Restasis® and Semglee® (insulin glargine-yfgn), the first interchangeable biosimilar ever approved in the U.S., and the launch of the first biosimilar to Humira® (adalimumab) in Japan. In addition, we are working on many other programs, including the potential to be first to market for our BOTOX® (onabotulinumtoxinA) and Eylea® (aflibercept) biosimilars.
While we will continue to diligently pursue important generics opportunities, we will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. Complex products categories are critical to patient health and are growing at a rapid pace. We believe that Viatris’ early vision and continued commitment has given us one of the deepest complex product pipelines in the industry, and that we are well positioned to capitalize on these growth opportunities in the future.
LEADERSHIP
Viatris is advancing sustainable operations and innovative solutions to improve patient health. Viatris is committed to providing steady leadership in a world that is constantly evolving. We take that commitment seriously and know that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. We know what it takes to reach more patients with more products, and believe that Viatris is uniquely positioned to make a difference through our:
•Powerful global operating platform, which combines what we believe to be best-in-class manufacturing and supply chain capabilities. Viatris operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs on five different continents. Together with a global, flexible and diverse supply chain, our platform strives to mitigate risks of disruption and ensure supply reliability. Our efforts to build a responsive global network have helped us maintain a reliable supply of much needed medicines as the fight against the COVID-19 pandemic continues. We are committed to advancing responsible and sustainable operations and work diligently to minimize our environmental footprint across the Viatris network while safeguarding access to medicine. Our integrated, comprehensive approach focuses on water, air emissions, waste, climate change and energy.
•Robust global technical resources, including thousands of scientists, regulatory experts and medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.
•Strong global commercial team, including sales team members and marketing professionals whose goal is to ensure that products are shipped to customers around the globe.

•Diverse and differentiated global portfolio includes products in more than 10 major therapeutic areas, including both infectious diseases and NCDs and medicines that treat 9 out of 10 of the WHO’s leading causes of death. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high-quality and affordable ARVs in more than 100 countries. We also are a leading provider of biosimilars globally, with regulatory approvals for biosimilars in more than 85 countries in the areas of oncology, immunology, endocrinology, ophthalmology and dermatology.
We believe that Viatris’ global leadership in all of these areas uniquely positions us to efficiently and effectively serve patients regardless of geography or circumstance. Together, with our commitment to provide access to a sustainable, affordable, and diverse portfolio of high-quality medicines and our goal to be a Partner of Choice® for companies big and small, Viatris works to improve access and meet evolving healthcare needs around the world.
PARTNERSHIP
Leveraging our collective expertise to connect people to products and services. We have a strong history of partnering with other pharmaceutical companies, nonprofit organizations, government agencies, policymakers, trade associations and alliances, industry researchers and patient advocacy groups. We engage with around 100 trade associations and not-for-profit organizations across more than 40 countries, as well as patient and industry groups and other partners. Our key collaborations focus on access to medicine; public awareness and disease screening; and healthcare provider education and support.
Our Global Healthcare Gateway® Built to Fuel Growth and Partnerships
Our Global Healthcare Gateway® is open for business. We are actively engaging with potential partners to help them accelerate possibilities of using their own healthcare assets to reach more patients by leveraging our unique global platform – our R&D, supply chain, manufacturing, regulatory, commercial and legal expertise. Although the global platforms and infrastructure supporting our innovative Global Healthcare Gateway are not entirely new, what is new is how we are enhancing our capital allocation approach to business development, and our organic and inorganic R&D investments through a focused governance structure to ensure the highest level of strategic decision-making.
Licensing and Other Partner Agreements
We periodically enter into commercial licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Doing so helps us share risks and costs, leverage strengths and scale up commercialization, but usually requires us to also share future profits. The result often is that medicines become available sooner and to a significantly larger group of patients.
Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biosimilar compounds, insulin analog products and respiratory products, among other complex products. Refer to Note 18 Licensing and Other Partner Agreements included in Part II. Item 8 of this Form 10-K for more information.
Operations
Viatris has developed an end-to-end experience across the total product life cycle, which includes global regulatory licensing, launch, growth and post-approval lifecycle management. Our research, development and medical platform seeks to maximize the impact of our existing portfolio by examining whether there is an opportunity for new indications, label extensions, formulations, and market registrations for our products. We also use our platform to determine whether there is an opportunity to integrate new products into our portfolio.

The manufacturing of APIs and finished dosage forms is performed by a combination of internal and external manufacturing operations. Internally, many of the products we produce are vertically integrated; meaning we manufacture both the APIs and finished dosage forms related to those products. Occasionally, however, resources we need are available from only a single supplier. As a result, we supplement our production footprint through arrangements with other manufacturers.
The Company’s significant manufacturing, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, India, Japan, China, and certain E.U. countries, including Ireland. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
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
We are committed to advancing sustainable operations and innovative solutions to improve patient health. This means we focus on responsible conduct and have global policies and procedures to support our work. We work systematically and diligently to minimize our environmental footprint. Environmental and human health are interconnected, a relationship underscored by climate change and water stress. Our integrated, comprehensive approach focuses on water, air emissions, waste, climate change and energy. Looking ahead, to help ensure we identify and manage risks and opportunities appropriately, we are conducting a climate scenario analysis and intend to establish science-based greenhouse gas reduction targets and strategies, acknowledging the context of the Paris Agreement, as well as goals for water and waste. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.
Customers and Marketing
Our customers include retail and pharmacy establishments, wholesalers and distributors, payers, insurers and governments, and institutions such as hospitals; among others. See “Channel Types” below for more information about our customers.
The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2021, 2020 and 2019.

	Percentage of Consolidated Net Sales
	2021	2020	2019
McKesson Corporation	9%	13%	15%
AmerisourceBergen Corporation	9%	10%	9%
Cardinal Health, Inc.	5%	8%	8%
We serve our customers through a team of highly-skilled sales and marketing professionals, all of whom are focused on establishing Viatris as our customers’ partner of choice. To best meet customers’ needs, the Company manages its business on a geographic basis.
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

Certain parts of our business also are affected by seasonality, e.g., due to the timing and severity of peak cough, cold and flu incidence, which can cause variability in sales trends for some of our products. While seasonality may affect quarterly comparisons within a fiscal year, it generally is not material to our annual consolidated results.
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
Viatris markets prescription brand drugs, generic drugs, complex generic drugs, biosimilars and APIs.
Brand drugs typically are prescription pharmaceuticals that are sufficiently novel as to be protected by patents or other forms of exclusivity. As such, these drugs, which bear trade names, may be produced and sold only by those owning the rights, subject to certain challenges that other companies may make. Developing new medicines can take years and significant investment. Only a few promising therapies ever enter clinical trials. Fewer still are approved for sale by health authorities, at which point marketing to healthcare providers and consumers begins. Because patents and exclusivities last many years, they serve as an incentive to developers. During the periods protected, developers often recoup their investments and earn a profit. In many high-income countries, the brand business often is characterized by higher margins on lower volumes - especially as compared with generic manufacturers. Viatris has numerous branded drugs, including iconic brands, as well as several global key brands to help patients manage their health. Brand drugs include branded generics which are off-patent products that are sold under an approved proprietary name for marketing purposes. Brand products often become branded generics once patent protections or other forms of exclusivity expire. Branded generic products are common in many countries outside the U.S., including emerging markets. Brand and branded generic products are more sensitive to promotion than are unbranded generic products. They therefore represent the primary focus of most of our sales representatives and product-level marketing activity. Our OTC products, which are sold directly to consumers without a prescription and without reimbursement, are generally sold under a brand name.
Generic drugs are therapeutically equivalent versions of brand drugs. Generics generally become available once the patents and other exclusivities on their branded counterparts expire. The generics business is generally characterized by lower margins on higher volumes of a relatively large number of products. Our generic medicines work in the same way and provide the same clinical benefits as their as their brand-name counterparts and may cost less, providing patients and the healthcare system important savings and medicine options which we believe are essential to making healthcare accessible. The manufacturing of generic medicines is held to the same standards of GMP by health authorities as the manufacturing of branded medicines. National health authorities inspect our facilities around the world to ensure that generic manufacturing, packaging and testing sites pass the same quality standards as those of brand drugs. Gx products typically are sold under their INNs. INNs facilitate the identification of pharmaceutical substances or APIs. Each INN is unique and globally recognized. A nonproprietary name also is known as a generic name.
Complex generic drugs are generic medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including our Wixela® Inhub®, the first generic of ADVAIR DISKUS® and glatiramer acetate injection, a generic version of Copaxone®, for example.

Biosimilars are approved by regulatory authorities as highly similar to the originally approved biologic brand version with no clinically meaningful differences in safety or efficacy. Biosimilar versions are increasingly available as therapeutic alternatives for patients facing many serious diseases, including diabetes, autoimmune disorders and multiple cancers. We offer one of the industry’s largest and most diverse global biosimilars franchises with more than 300 marketing authorizations globally focused on the areas of oncology, immunology, endocrinology, ophthalmology and dermatology. These vital products can help increase access for current and future patients while supporting the sustainability of healthcare systems, and we continue to invest in bringing more to market, as we believe more than two-thirds of the products we will launch in the coming years will be either complex generics or biosimilars. Biosimilars often are marketed under a brand-name. Viatris offers one of the industry’s largest and most diverse global biosimilars franchises, including Fulphila®, Ogivri®, Hulio®, and SEMGLEE®.
APIs are responsible for the therapeutic effects of medicines. We are one of the world’s largest producers of APIs, providing them to customers in more than 100 countries. We are the leading producer of API used in generic ARVs, which treat HIV/AIDS. We also produce API for products in the following areas: antibacterial; central nervous system agents; antihistamines/antiasthmatics; cardiovascular, antivirals; antidiabetics; antifungals; and proton pump inhibitors. Our API is sold through a dedicated sales and marketing team primarily to pharmaceutical companies throughout the world.
Viatris invests significant sums in R&D and in manufacturing capacity. We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities, which is described further in Note 19 included in Part II. Item 8 of this Form 10-K.

Market Types
Viatris focuses its sales and marketing efforts on the people who make key decisions around pharmaceutical prescribing, dispensing or buying. Decision-makers vary by country or region, reflecting law and custom, giving rise to different types of pharmaceutical markets. Many countries feature a mix of or hybrids of various market types, though the Company may focus on just one type in a particular country.
In prescription markets, physicians decide which medicines patients will take. Pharmacies then dispense the products as directed. Drug companies employ sales forces to educate doctors about the clinical benefits of their products. Representatives call on individual doctors or group practices; the process is known as detailing. Examples of countries served by Viatris that are mainly prescription markets are the U.S. brand business, Japan, China, Russia, Turkey, Poland and Mexico.
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
In tender markets, payers, such as governments or insurance companies, negotiate the lowest price for a drug (or group of drugs) on behalf of their constituents or members. In exchange, the chosen supplier’s product is placed on the payer’s formulary, or list of covered prescriptions. Often, a supplier’s drug is the only one available in an entire class of drugs. Large sales forces are not needed to reach these decision-makers. Examples of generic markets served by Viatris that are mainly tender markets are New Zealand, Sweden, South Africa, as well as Germany.
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
Business Segments
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.
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
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Influvac®, Wixela® Inhub®, the EpiPen® Auto-Injector, Hulio®, Fraxiparine®, and Yupelri®.

New product launches are an important growth driver. Important recent launches include SEMGLEE®, Abiraterone, and Cyclosporine Ophthalmic Emulsion in early 2022.
While our U.S. customer base is extensive, it increasingly comprises a small number of very large firms as the pharmaceutical industry has undergone and continues to undergo tremendous change and consolidation. We believe Viatris is well positioned to serve such customers in the Developed Markets due to the scale we have built in terms of R&D, API and finished-dosage-form manufacturing, and portfolio breadth.
Greater China
The Greater China segment includes our operations in mainland China, Taiwan and Hong Kong. Since the closing of the Combination, the Viatris Greater China portfolio is predominantly branded LOE products.

In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its fourth year and includes more than 200 molecules. All major Viatris brands are included in the VBP molecule lists. We have re-balanced our business to expand our focus on the retail pharmacy and e-commerce channels while maintaining our presence in the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in hospital channel due to VBP. Additional pricing and volume pressure for pharmaceutical products sold in the hospital channels is expected to continue during 2022 and could negatively impact our results of operations. For additional information, see “Risk Factors - We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.”
Significant products within the Greater China segment include Lipitor®, Norvasc®, and Viagra®.
JANZ
The JANZ segment consists of our operations in Japan, Australia and New Zealand. In Japan, the NHI regulates the pricing of pharmaceutical products to healthcare providers. The Company sells products in Japan primarily through a network of wholesalers who then sell the products to doctors, hospitals and pharmacies. In Australia, the healthcare system is a mix of public and private healthcare sectors, with Medicare, Australia’s public healthcare system, covering most of the country’s medical costs. The Department of Health oversees healthcare governance, law, and policy while the various state and territory governments administer the system. Most prescription pharmaceutical products are subsidized under the pharmaceutical benefits scheme by the federal government. Pricing of reimbursed pharmaceutical products is regulated by the government and funded via the Medicare levy and through company and patient contributions. The Company sells products primarily through the wholesale system, while promoting its products to both physicians and pharmacists.
Significant products within the JANZ segment include AMITIZA®, Lipacreon®, Lyrica®, Norvasc®, and Effexor®.
New product launches are an important growth driver. Important recent launches include adalimumab biosimilar in Japan.

Emerging Markets
The Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise. With healthcare at various stages of development across these markets, we believe we are positioned to not only leverage our large geographical footprint to maximize the similarities between these markets, but also tailor solutions to meet local need. There is demand in this segment for better healthcare to serve a growing population and economic expansion. Many countries in this segment are brand-conscious with generic penetration rates lower than developed markets.

Among our products sold in the segment are Lipitor®, Lyrica®, Norvasc®, Celebrex®, and ARVs.

New product launches are an important growth driver. New products sold in the Emerging Markets segment in 2021 include Remdesivir and a number of biosimilars.
Refer to Note 15 Segment Information included in Part II. Item 8 of this Form 10-K for more information about our segments.

Government Regulation
Regulation by governmental authorities is a significant factor in the R&D, manufacture, marketing, sales and distribution of pharmaceuticals. Our products are subject to robust developmental studies which include analytical determinations of strength, quality, purity as well as rigorous safety and efficacy determinations using preclinical, pharmacokinetic studies and clinical evaluations to gather data to support regulatory review and approval. This body of work results in extensive data and scientific information that is incorporated into a given product’s regulatory dossier. Manufacturing is conducted under exacting conditions governed by extensive regulation including strict in-process and finished pharmaceutical products specifications and controls. Post-approval activities, such as advertising and promotion, pharmacovigilance, post-marketing regulatory commitments, and pharmacopeial monographs, are subject to extensive regulation and controls as well.

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
Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining and maintaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit-sharing payments.
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
Research and Development
Our R&D organization, which includes researchers and regulatory and clinical experts, work collaboratively across our different R&D centers around the world, which include technology-focused development sites and global R&D centers.

Our research, development and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of our categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio. Our product pipeline includes a variety of dosage forms, including oral solid dosage forms, transdermals, injectables, inhalation, and other delivery systems. While committed to generics and specialty products, over the last several years, a greater portion of our investments has been focused on complex or difficult-to-formulate products, such as biosimilars and extended release injectables, rather than on commodity products, such as conventional oral solid dosage forms. For example, we are working on a number of programs including the potential to be first to market for our BOTOX® (onabotulinumtoxinA) and Eylea® (aflibercept) biosimilars.

Intellectual Property
We consider the protection of our intellectual property rights to be extremely valuable, and we act to protect them from infringement by third parties.
We have an extensive trademark portfolio and routinely apply to register key brand-name, generic, branded generic, biosimilar and trade names in numerous countries around the world. Our registered trademarks are renewable indefinitely, and these registrations are properly maintained in accordance with the laws of the countries in which they are registered.
We also have an extensive patent portfolio and actively file for patent protection in various countries to protect our brand-name, generic, branded generic, biosimilar and OTC products, including processes for making and using them. We have more than 3,400 patents filed globally. For additional information, see Part I. Item 1A “Risk Factors - We rely on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights” of this Form 10-K.

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
Human Capital
Our people, our culture
Our approximately 37,000 diverse colleagues are fueled by a shared passion, purpose, and genuine care for the patients we serve, and see healthcare not as it is, but as it should be.
To us, that means empowering patients worldwide to live healthier at every stage of life. It also means empowering our colleagues to be the best they can be every day. This is our mindset as we build our performance-driven, highly engaging and inclusive culture: “The Viatris Way”. Since Day 1, we have had several accomplishments that lay the foundation for the kind of company we want to be, including:
•Establishing four inaugural Employee Resource Groups (ERGs): Blacks, Women, LGBTQ+ and Working Parents. We believe that it is only through the diverse experiences and perspectives of all our colleagues that we can elicit the best ideas, drive innovation, and achieve business results; and
•Being recognized on the Forbes® 2021 World’s Best Employers list.

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

Employee well-being and safety
Viatris is committed to providing a safe and healthy workplace for our employees, contractors and visitors. In addressing the COVID-19 pandemic and helping meet urgent global health needs, tens of thousands of dedicated Viatris employees across the world have worked to help ensure a stable supply of much needed treatments.

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

Approach to restructuring
Viatris is undertaking a global restructuring program intended to ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Any workforce actions taken as part of this restructuring program have been and will continue to be implemented in a way that is consistent with the company’s strong commitment to treating employees fairly and with respect.

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
•Strategic Risks
◦The risks and uncertainties associated with the pending transaction involving our biosimilars business.
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
◦Our future success is highly dependent on our ability to attract, motivate and retain key personnel.
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
•Finance Risks
◦There can be no guarantee that we will continue to pay dividends or that we will implement a stock buyback program.
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
•challenges in reducing reliance on certain transition services provided by Pfizer, including difficulty hiring employees or finding other suitable replacements and managing the amounts of related replacement costs, prior to the expiration of any period in which such services are provided; and
•reducing costs associated with the transition services provided by Pfizer.
In addition to integration activities with respect to Mylan and the Upjohn Business, Viatris is also implementing a significant global restructuring program in order to achieve specified synergies and ensure the new company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders.
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

Viatris is expected to realize synergies, growth opportunities, and other financial and operating benefits as a result of the Combination. Viatris’ success in realizing these benefits, and the timing of their realization, depends on the successful integration of the Upjohn Business with Mylan, as well as the success of our global restructuring program. See “The integration of the Upjohn Business with Mylan following the Combination, as well as our global restructuring program, may present significant challenges” above. Even if the integration and global restructuring program are successful, we may not achieve these synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all. For example, the benefits from the Combination may be offset by significant costs incurred in connection with our global restructuring program and the Combination, including integration and post-closing costs, costs associated with our TSAs with Pfizer, and capital expenditures, which could be higher than currently estimated. The quantification of synergies expected to result from the Combination is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments, and the other risks described in these risk factors. In addition, our ability to achieve our synergy targets depends in large part on the successful implementation of the initiatives under our global restructuring program, which may not achieve their intended goals. The amount of synergies actually realized as a result of the Combination, if any, and the time periods in which any such synergies are realized, could differ materially from our current expectations and estimates, regardless of whether the two business operations are combined successfully. In addition, if key personnel and other employees depart because of issues relating to the uncertainty and difficulty of integration activities, Viatris’ ability to realize the anticipated benefits of the Combination could be reduced. If the integration or our global restructuring program are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits of the Combination, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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
In connection with such transition services, Viatris and Pfizer agreed, among other things, that each of them will each bear 50% of the first $380 million of certain reasonable out-of-pocket costs incurred by Pfizer in connection with the services, with Viatris bearing all of such costs in excess of $380 million. As of December 31, 2021, the Company has incurred approximately $83.5 million of such expenses.
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

Even if the Distribution were otherwise to qualify as a tax-free transaction under Sections 368(a)(1)(D) and 355 of the Code, the Distribution would be taxable to Pfizer (but not to Pfizer’s stockholders) pursuant to Section 355(e) of the Internal Revenue Code if there were a 50 percent or greater change in ownership of either Pfizer or Viatris, directly or indirectly, as part of a plan or series of related transactions that included the Distribution. For this purpose, any acquisitions of Pfizer or Viatris common stock within the period beginning two years before the Distribution and ending two years after the Distribution (i.e., on November 16, 2022) are presumed to be part of such a plan, although Pfizer may be able to rebut that presumption. For purposes of this test, the Combination will be treated as part of a plan, but the Combination standing alone will not cause the Distribution to be taxable to Pfizer under Section 355(e) of the Code because holders immediately before the Distribution of Pfizer common stock directly owned more than 50 percent of Viatris common stock immediately following the Combination. Nevertheless, if the IRS were to determine that other acquisitions of Pfizer common stock or Viatris common stock, either before or after the Distribution, were part of a plan or series of related transactions that included the Distribution, such determination could result in the recognition of a material amount of taxable gain for U.S. federal income tax purposes by Pfizer under Section 355(e) of the Code. Under the Tax Matters Agreement, Viatris will be required to indemnify Pfizer against any taxes resulting from the Distribution or certain aspects of the Separation that arise as a result of Viatris’ breach of certain representations or covenants in the Tax Matters Agreement or certain other acts or omissions by Viatris, including certain actions that could result in Section 355(e) of the Code applying to the Distribution. If Viatris was required to indemnify Pfizer for taxes resulting from the Distribution or certain aspects of the Separation, that indemnification obligation could be substantial and could have a material adverse effect on Viatris, including with respect to our business, financial condition and results of operations.
In addition, the Tax Matters Agreement generally prohibits Viatris and its affiliates from taking certain actions that could cause the Distribution and certain related transactions to fail to qualify as tax-free transactions to Pfizer and its stockholders. Furthermore, unless an exception applies, for a two-year period following the date of the Distribution (i.e., until November 16, 2022), Viatris and its subsidiaries may not:
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

If Viatris intends to take certain restricted actions before November 16, 2022, it must notify Pfizer of the proposal to take such action and either (a) obtain a ruling from the IRS or an unqualified opinion acceptable to Pfizer to the effect that such action will not affect the tax-free status of the Distribution and certain related transactions or (b) receive from Pfizer a waiver of such requirement. However, none of the receipt of an IRS ruling, an unqualified tax opinion or a waiver by Pfizer will relieve Viatris of any responsibility to indemnify Pfizer for tax-related losses resulting from such actions. As a result of these restrictions and indemnification obligations under the Tax Matters Agreement, Viatris may be limited in its ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests.

Strategic Risks

There are risks and uncertainties associated with the pending transaction involving our biosimilars business, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.

There are a number of risks and uncertainties associated with the pending Biocon Biologics Transaction, including, among other things, the potential failure of a condition to closing, including the conditions related to obtaining required regulatory and other consents and approvals, which could give rise to the termination of Biocon Agreement and related agreements executed between us, Biocon and Biocon Biologics, as applicable. Either party has the right to terminate the Biocon Agreement if the closing has not occurred by March 31, 2023, subject to extension in certain circumstances. For example, a failure by Biocon Biologics to obtain necessary financing to consummate the transactions contemplated by the Biocon Agreement prior to such date could cause the Biocon Agreement to be terminated. To the extent that the current market price of our common stock reflects an assumption that the transactions contemplated by the Biocon Agreement and related agreements will be consummated in the timeframe and manner currently anticipated, and that a portion of the proceeds to us will be used to pay down debt and/or to fund other important company initiatives, any delay in closing or failure to close could result in a decline in the market price of our common stock. Similarly, any delay in closing or failure to close could result in damage to our relationships with customers, suppliers and employees, including our existing relationships with Biocon and Biocon Biologics, and have an adverse effect on our business. Pending the completion of the transactions contemplated by the Biocon Agreement, the attention of our management may be directed toward such transactions and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us. We have agreed to indemnify Biocon Biologics and certain of its representatives against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Biocon Agreement and related documents. Any event that results in a right for Biocon Biologics to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations. In addition, in connection with the closing of the pending transaction with Biocon Biologics, we will enter into a transition services agreement pursuant to which we will provide services to Biocon Biologics, including commercialization services substantially the same as we currently provide to our biosimilar business, generally for a period of up to two years. Once in effect, our obligations under the transition services agreement may result in additional expenses that are borne by us and may divert our focus and resources that would otherwise be invested into maintaining or growing our retained business. Furthermore, a significant portion of the consideration that we will receive in the pending transaction with Biocon will be in the form of equity in Biocon Biologics, which is a privately held Indian company. Although we have negotiated certain “downside” protection regarding the value of that equity in the Biocon Agreement and related documents, such protection does not guarantee any particular liquidity event or our ability to monetize our equity and, even if we are able to successfully liquidate our equity, the downside protection may be inadequate to guarantee a minimum return that we or investors expect. In addition, we believe the success of the Biocon biologics business over at least the first two years after closing, will be highly dependent upon the successful transition of the business to Biocon, including no major disruption in services provided under the transition services agreement, which will also have a significant impact on the value of the equity we will own in Biocon Biologics.

Whether the Biocon Biologics transaction is ultimately consummated or not, the pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, and increasing workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate the business, which could negatively impact Viatris’ results of operations and cash flows during the pendency of the transaction.

If we successfully complete the pending transaction involving our biosimilars business, our total revenues, results of operations and cash flows from operating activities are expected to be negatively impacted in the periods after close. We have expended significant time and resources, and expect to continue to expend significant time and resources, on the transaction involving our biosimilars business, including management time and focus, costs and expenses related to the separation of the biosimilars business from Viatris, the provision of the transition services and other transaction costs. Many of these expenses must be paid regardless of whether the transaction closes, and even if the expected benefits are not achieved. We may also face other challenges as a result of the announcement and completion of the transactions contemplated by the Biocon Agreement, including that we may not be able to realize the anticipated benefits from such transactions, such as deploying the proceeds to pay down our outstanding indebtedness and/or fund other important initiatives, and maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Our strategic initiatives, including our strategic alliances, may not achieve all intended benefits.

In addition to the integration and restructuring activities and the Biocon Biologics Transaction, each of which is discussed above, we have entered into and continue to consider and evaluate various strategic transactions and business arrangements on an ongoing basis, including acquisitions, asset purchases, partnerships, collaborations, joint ventures, divestitures, product rationalization and investments. These transactions and arrangements may be material both from a strategic and financial perspective. We may miscalculate the risks associated with our strategic initiatives, including business development transactions, at the time they are made or not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the potential of R&D pipelines, manufacturing issues, compliance issues, or the outcome of ongoing legal and other proceedings. There can be no assurance that we will be able to fully realize the expected benefits of any such transactions or arrangements. Furthermore, divestitures, product rationalizations or asset sales could result in decreased total revenues, results of operations and cash flows from operating activities in future periods, reduce the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. In addition, should we seek to divest other of our assets and business, we may be unable to dispose of such businesses and assets on satisfactory or commercially reasonable terms or within our anticipated timeline, in part because of competition from other companies in pursuing similar transactions in the pharmaceutical industry.

We have also entered into strategic alliances with partners, including through our Global Healthcare Gateway®, to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We commit substantial effort, funds and other resources to these various collaborations, including with respect to the development of biosimilar products. There is a risk that the investments made by us in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the collaboration. In addition, we enter into agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. In addition, our Global Healthcare Gateway® may not achieve all of its expected benefits.

The overall execution of a strategic initiative may result in material unanticipated problems, expenses, liabilities, competitive responses, operational inefficiencies, adverse tax consequences, loss of customer relationships, difficulty attracting and retaining qualified employees, and diversion of management’s and/or employee’s attention, among other potential adverse consequences. In addition, we may have to terminate a strategic alliance, or our collaboration partners may be unable to fulfill their collaboration obligations.

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

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. The growth of overall healthcare costs has led governments and payors to implement new measures to control healthcare spending. As a result, we face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), volume-based procurement, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products.
Many markets in which we operate have implemented or may implement tender systems for generic and biosimilar pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. If our bids do not win, we may not be able to participate in the given market or may lose out on market share. In addition, if customers to whom we supply API do not win their tender bids, the amount of API that we sell to them may be reduced. While criteria other than price can be included in tenders, tender systems often select the lowest bid, which often results in companies underbidding one another by proposing low pricing in order to win the tender. Other markets may also consider the implementation of a tender system, and even if a tender system or other price controls are ultimately not implemented, the anticipation of such could result in price reductions.

In the EU, U.K. and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade. In addition to the impacts of these government-sponsored healthcare systems, in the EU, U.K. and other international markets, certain governmental agencies have or are considering enacting further measures to decrease the costs of providing healthcare, including government mandated price reductions and/or other forms of price controls, including retrospective “clawback” price reductions. as a result of the COVID-19 pandemic and the changing healthcare landscape in those markets.

In China, pricing pressures have increased in recent years, and the Chinese government has also increased its focus on patient access and reimbursement for pharmaceutical medicines. For example, in 2013, China began to implement a QCE process for post-LOE products to improve the quality of domestically manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). In addition, VBP policy for post- LOE products is now in its fourth year and includes more than 200 molecules. In addition, the bidding process has resulted in significant price cuts for the molecules included with some bidders reducing the price of their products by as much as 96% as they attempt to secure volumes on the Chinese pharmaceutical market. We expect pricing pressures on our products included in the VBP program to continue to increase as a result of these programs. We have failed, and may continue to fail, to win bids due to various factors, including uncompetitive bidding prices. In addition, the URP policy will cap reimbursement of molecules at their VBP tender winning price. URP will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and is expected to negatively impact our results of operations.

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
There has also been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing, as well as from international organizations like the United Nations, WHO and Organization for Economic Cooperation and Development, in addition to intense publicity and scrutiny regarding such matters, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that some have deemed excessive.
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Although we expect to see continued focus in regulating pricing, we cannot predict what, if any, additional legislative or regulatory developments may transpire at the state or country level, or what the ultimate impact may be.
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
The numerous cost-containment measures by governments and other payors, failing to win tenders, the implementation of price control systems, adverse legislation and regulation, the consolidation of our customers, or continued social or government pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Healthcare reform legislation could have a material adverse effect on our business.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the U.S., and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. While the ACA increased the number of patients who have insurance coverage for our products, it also included provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs. The ACA may be subject to revisions and modifications in the future. Further, Congress continues to consider drug pricing legislation that, if passed and signed into law, could impact companies’ ability to increase prices for products beyond the rate of inflation, and could allow Medicare to negotiate prices on a subset of brand drugs.
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
Significant additional reforms to the U.S. healthcare system, or to the healthcare systems of other markets in which we operate, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have significant operations globally, which exposes us to the risks inherent in conducting our business internationally.

Our operations extend to numerous countries globally and therefore are subject to the risks inherent in this geographic scope. These risks include, but are not limited to:
•the impact of the COVID-19 pandemic;
•compliance with the national and local laws, regulations and customs of countries in which we do business, including, but not limited to, data privacy and protection, environmental and social regulations, import/export and enforcement of intellectual property protections;
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
•compliance with a variety of U.S. laws including, but not limited to, trade controls or sanctions, regulations put forth by the U.S. Treasury’s Office of Foreign Assets Control, the Iran Threat Reduction and Syria Human Rights Act of 2012 and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and the Consumer Protection Act;
•increased trade controls or sanctions as a result of the escalation of tensions between Russia and Ukraine that may affect our ability to market or sell pharmaceuticals in either country;
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
•increased EU and U.S. scrutiny of overseas pharmaceutical manufacturing, including executive orders and policy proposals related to increasing domestic production of pharmaceutical products and API;
•differing local product preferences and product requirements;
•adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets;
•changes in employment or labor laws, or wage increases in the countries in which we or our partners and suppliers operate;
•local, regional and global restrictions on banking and commercial activities in certain markets, especially emerging markets;
•longer payment cycles and increased exposure to counterparty risk;

•volatility in international financial markets and increased foreign currency risk;
•changes resulting from the formal withdrawal of the U.K. from the EU, commonly referred to as Brexit, including those related to additional trade agreements, tariffs and customs regulations and currency fluctuations, which could materially impact the way we conduct our operations in those markets;
•supply disruptions and increases in energy and transportation costs;
•increased tariffs on the import or export of our products or API, including on imports from China to the U.S. as a result of the escalation of trade tensions between the countries or otherwise;
•burdens to comply with multiple, changing and potentially conflicting laws, regulations and disclosure requirements, including those relating to environmental, social and governance matters, carbon emissions, health and safety, labor and human rights;
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
•significant costs to restructure our operations and to reduce our cost structure, including cost related to severance payments, plant shutdowns and costs to achieve anticipated synergies; and
•charges to our operating results resulting from expenses incurred to effect the acquisition.

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
The illegal distribution and sale by third parties of counterfeit or IP-infringing versions of our products or of diverted or stolen products could have a negative impact on our reputation and our business.

The pharmaceutical drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit or IP-infringing products in a growing number of markets and widespread over the internet.
Third parties may illegally distribute and sell counterfeit or IP-infringing versions of our products that do not meet our rigorous manufacturing and testing standards. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong API, an incorrect dose of API or no API at all, depriving patients of the therapeutic benefit of such medicines. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
Reports of adverse reactions to counterfeit or IP-infringing drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, unauthorized diversions of products or thefts of inventory at warehouses, plants, or while in-transit could result in improper storage or compromise product integrity and therefore adversely impact patient safety, our reputation, and our business.
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

We also face increasing competition from lower-cost generic products and other branded products, including our ARV products. Certain of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products may decline or stop growing over time, and may decline faster than has been projected. For example, Perforomist® lost exclusivity and experienced generic competition in June 2021, and the compound patent for Celebrex in Japan expired in November 2019 with generics entering the market in June 2020. In June 2019, Lyrica’s pediatric exclusivity in the United States expired, and multi-source generic competition commenced in the United States in July 2019. Additionally, over the next several years, some products may lose market exclusivity upon entry of generic products prior to patent exclusivity. For example, several companies launched a generic to Lyrica in Japan in December 2020 despite pending patent infringement litigation. The litigation remains ongoing, we have received several unfavorable rulings, and the patents expire in July 2022. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.

Generic competitors are also becoming more aggressive in terms of pricing in many of the regions in which Viatris operates. In China, for example, we face strong competition from certain generic manufacturers, which may result in price cuts and volume loss on some of Viatris’ branded products. In many emerging markets, we face increased competition and contracting markets for certain of our ARV products, primarily related to competing therapies. We also face competition in the United States, the EU and other mature markets that have a robust generics market and favorable regulatory conditions for generics. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our branded sales.
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
•PBMs and other pharmaceutical manufacturers may utilize contracting strategies that could decrease utilization of or otherwise negatively impact our products;
•Vertical integration of pharmacies and large purchasing organizations or consolidation among distribution outlets; and
•Our sales may suffer as a result of changes in consumer demand for our products, including those related to fluctuations in consumer buying patterns tied to seasonality or COVID-19, willingness of customers to switch among products of different pharmaceutical manufacturers, importation by consumers or the introduction of new products by competitors.

The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
A relatively small group of products may represent a significant portion of our revenues, net sales, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For the years ended December 31, 2021 and 2020, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 33% and 23%, respectively, of the Company’s net sales. The increase in the concentration of our top product sales in 2021 was primarily driven by the impact of the Combination. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.

Operational Risks

Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business, financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.

Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business. We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our workforce, suppliers, vendors, business partners, distribution channels, customers and patients. As the pandemic continues to evolve and new COVID-19 variants are detected, the rate of infection remains high in many countries, including the U.S. Attempts continue to be made to reduce the spread of COVID-19, including quarantines, vaccination programs (including boosters), increased testing, government restrictions on movement, business closures and suspensions, canceled events and activities, self-isolation, and other voluntary and/or mandated changes in behavior. Both the outbreak, and continued spread of COVID-19 and actions to slow its spread have created and continue to create significant uncertainty, economic volatility and disruption, supply chain disruption, and increased unemployment, which have impacted and may continue to impact our business operations and workforce. In addition, recovery from the pandemic may not proceed as anticipated, and may have unpredictable impacts on demand for our products, our workforce and our business operations. All of these factors could have a material adverse impact on our workforce, business operations, financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.

While our business operations are currently considered essential based on current government guidelines throughout the world due to the important role pharmaceutical manufacturers play within the global healthcare system, many of our administrative offices have been operating under work from home protocols. In addition, certain programs or incentives implemented to ensure employee health and safety, such as subsidized testing, hazard pay, sick leave and bonus payments, have increased our operating costs. Extended changes in work conditions, including work from home protocols, could strain our business continuity plans, reduce productivity and morale, or introduce operational risk, including but not limited to increased cybersecurity risk. For example, remote working environments may be less secure and some may seek to exploit the COVID-19 pandemic to initiate hacking attacks, phishing and social engineering attempts and malware attacks.
Additionally, we have taken extra precautions at our manufacturing facilities to aid in the protection of on-site personnel and operations, including the implementation of social distancing guidelines, daily health assessments of on-site personnel, providing vaccinations on site, and split shifts where feasible. If we experience an increase in reported illnesses or quarantining at any of our facilities, including critical manufacturing sites, it is possible that such facilities may need to close for an extended period of time, which could negatively affect our ability to produce, ship, and supply products to our customers and would impact our business and financial results.
In addition, some of our customer-facing field personnel continue to operate on a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products. A remote engagement model may not be as successful as in-person meetings and could result in lower sales of products, particularly new products. We have also taken steps to protect the safety of study participants, employees and staff at clinical trial sites while continuing to ensure regulatory compliance and scientific integrity of trial data.
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
In addition, accelerating rates of inflation are expected to continue in the near future and have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, the pricing dynamics of our products generally does not provide the opportunity to pass on such costs to customers. Inflation may also result in higher interest rates and increased costs of capital.

The occurrence of any of the above risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Failure to comply with applicable environmental and occupational health and safety laws and regulations worldwide could adversely impact our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

We are subject globally to various laws and regulations concerning, among other things, the environment, climate change, water, waste, chemicals and employee safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials and wastes, including the discharge of regulated materials and emissions into the environment. We are also subject to related permitting, record-keeping, reporting and registration requirements. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws, regulations and permits and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If environmental discharge occurs, or if we discover contamination caused by third parties, including by prior owners and operators of properties we acquire or lease, or by neighboring properties or other offsite sources, we could be liable for cleanup or remediation obligations, damages and fines or have relevant permits, authorizations or registrations modified or revoked, regardless of our responsibility for such contamination. In addition, any non-compliance with environmental and occupational health and safety laws and regulations and permits, or emissions into the environment, whether actual or perceived, may result in significant reputational damage. The substantial unexpected costs we may incur could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. Environmental and occupational health and safety laws and regulations are also complex and subject to change, and our related capital expenditures and costs for compliance may increase substantially in the future as a result of such changes, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended or we may lose the ability to purchase or use certain materials, or face restrictions on the amounts of materials we may use or purchase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.

The pharmaceutical industry is subject to regulation by various governmental authorities in the jurisdictions in which we operate, including the U.S., EU, China and India. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. We are committed to conducting our business, including the sale and marketing of our products, in compliance with all applicable laws and regulations. These laws and regulations, however, are numerous, complex and continue to evolve, and it is possible that a governmental authority may challenge our activities, or that an employee or agent could violate these laws and regulations without our knowledge. Failure to comply with these laws and regulations could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, exclusion from U.S. federal healthcare reimbursement programs, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
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

Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, from time to time we or our partners receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, the FDA has issued warning letters relating to valsartan API and nitrosamine impurities to our API manufacturers Mylan Laboratories Limited Unit 8 and Mylan Laboratories Limited Unit 7. We have provided thorough responses to the FDA regarding the issues identified and remediation is ongoing. We and our partners have in the past and may in the future receive similar observations and correspondence. If we are unable to resolve these observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.
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

Our competitors, both branded and generic, often pursue strategies that could prevent or delay generic alternatives to branded products. These strategies include, but are not limited to:
•entering into agreements whereby other generic companies will begin to market an authorized generic, which is the approved brand-name drug without the brand-name on its label, at the same time or after generic competition initially enters the market;
•launching their own authorized generic product prior to or at the same time or after generic competition initially enters the market;
•pricing a branded product at a discount equivalent to generic pricing;
•filing frivolous petitions with the FDA or other regulatory bodies seeking to prevent or delay approvals, including timing the frivolous filings so as to thwart generic competition by causing delays of our product approvals;
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

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet fully developed as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As Viatris focuses more on complex products, the development and commercialization process requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing such products on a timely basis, or at all, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. A significant disruption at any one of such facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. The adverse effects of any of these events could be exacerbated as a result of our previously announced global restructuring program, which includes the closing, downsizing or divesting of a number of facilities globally. If we or our third-party suppliers’ face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities may be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing delays as the result of an outbreak of disease, epidemic or pandemic, such as the COVID-19 pandemic, in or near any of our facilities. Such shortages, delays or shutdowns have led and could continue to lead to significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”

We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, including as a result of global supply chain disruptions due to COVID-19 or other events. In certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In addition, quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. For example, the EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
In addition, the manufacture of some of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing at our or our third-party suppliers’ facilities for a variety of reasons, including, among others, equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, power outages, labor disputes or other civil unrest, cybersecurity or compliance issues, and environmental, health and safety issues, laws, regulations and permits. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, contractual penalties, lost revenue, damage to customer relations, time and expense spent investigating the cause, and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred.
If we or one of our suppliers experience any of the problems described above, such problems could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our future success is highly dependent on our ability to attract, motivate and retain key personnel.

Given the size, complexity and global reach of our business, it is important that we attract, motivate and retain qualified management and other key employees in order to develop and commercialize new products, manage our business, and compete effectively. Our ability to do so also depends in part on how well we maintain a strong, diverse and inclusive workplace culture that is attractive to employees. Competition for qualified personnel in the pharmaceutical industry is intense. Current or prospective Viatris employees may have changing expectations around workplace flexibility, and a failure to meet these evolving expectations may result in reduced ability to attract and retain talent. In addition, current or prospective Viatris employees may experience uncertainty about their future roles at the Company as a result of the continued integration process with respect to the Combination, the end of certain TSA arrangements, our global restructuring program, or other strategic initiatives. As a result, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory, information security/privacy, or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations. Additionally, while we work to ensure that we have effective plans in place for management succession throughout the organization, any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition provisions, it may have a material adverse impact on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Compliance Risks

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees and third party agents regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties, reputational harm and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

We may submit patent filings covering the API, formulation, methods of making, and/or methods of using for our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to protect our branded products from generic competition, as generics may be able to design around our patents. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence or institute post-grant review, inter partes review, interference proceedings, or other challenges to our patents or patent applications. Although many of our products do not have patent protection, we continue to take steps to defend our patents for certain of our products. For example, many companies launched a generic to Lyrica in Japan in December 2020 despite pending patent litigation and the fact that these patents expire in July 2022. The patent litigation remains ongoing and we have received several unfavorable rulings.
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
Viatris is subject to investigations and extensive regulation by government agencies in the United States, China and other developed markets and emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on Viatris’ ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. Additionally, some state legislatures have and the U.S. federal government or additional state legislatures could, enact legislation to limit patent settlements between pharmaceutical companies and deem such patent agreements as anticompetitive. These changes could impact our ability to launch generic products prior to the originator’s patent expiry.
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
Emerging developments in the U.S. legal landscape relative to the liability of generic pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages, including in connection with third party defense and indemnification demands. Although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

In August 2017, Mylan Inc. and Mylan Specialty L.P., then subsidiaries of Mylan and now subsidiaries of Viatris, entered into the CIA with the OIG-HHS. The CIA has a five-year term and requires, among other things, enhancements to our compliance program, fulfillment of reporting and monitoring obligations, management certifications and resolutions from Mylan Inc.’s board, as well as that an independent review organization annually review various matters relating to the Medicaid Drug Rebate Program, among other things. If we fail to comply with the CIA, the OIG-HHS may impose substantial monetary penalties or exclude us from federal healthcare programs, including Medicare, Medicaid or the VA, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We are increasingly dependent on IT and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated IT systems and infrastructure to operate our business. The number of new vulnerabilities identified to these systems combined with the increased number of systems that reach end of life each year creates an opportunity for successful malicious attacks. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Any security breach or other disruption to our or our vendors’ IT infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities.

We outsource significant elements of our operations to third parties, including as part of our TSAs with Pfizer. Some of these third parties are outside the U.S., including significant elements of our IT infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The overall increase in supply chain attacks on companies generally, such as SolarWinds, Kronos, and Accellion, and our interdependency on third party suppliers increases the potential for supply disruptions and service IT outages. In addition to our reliance upon third parties to provide IT and information security services, the market for such services continues to contract and converge, increasing both the challenges in identifying competent providers and the impact of a breach incident with any single vendor. In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to identify and protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.
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
Insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cyber-attack or other compromise of or interruption to our IT systems or confidential and other sensitive information. We also cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.

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
In the U.S., federal laws include HIPAA, which governs the use, disclosure, and security of protected health information by HIPAA covered entities and business associates. Several U.S. states, including California, Virginia, Colorado, Pennsylvania and Florida, have enacted or proposed broad data privacy laws and regulations governing the confidentiality, security, use and disclosure of personal information, which may impose greater restrictions than federal data privacy and security laws and regulations and provide transparency and privacy rights for their citizens. We may also be subject to other state data privacy and security breach notification laws, state health information privacy laws, and federal and state consumer protection laws such as the federal Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, which impose requirements for the collection, use, disclosure, transmission and protection of personal information. Each of these laws are subject to varying interpretations by courts and regulatory or government agencies, creating complex compliance issues for us. If we, or the third-party vendors on which we rely, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties.
Outside of the U.S., the EU’s and U.K.’s GDPR and local implementing regulations impose significant compliance obligations on our organization. The GDPR contains data protection requirements in the EU and U.K. and imposes a framework of obligations and restrictions governing the collection, processing, and the transmission of personal information to jurisdictions outside of the EU and U.K.. The GDPR affords individuals with a series of privacy rights related to the collection, processing, and transmission of their personal information. The GDPR imposes significant compliance obligations, including required processes and policies governing our collection, transmission, processing and use of individuals personal information. In addition, the GDPR includes significant penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other data protection laws and regulations, could require adaptation of our technologies or practices to satisfy local country data protection requirements and standards.
Other countries in which we operate, such as Australia, Brazil, Canada, India, Japan, South Korea, Russia and South Africa, have, or are developing, laws and regulations governing the collection, use, securing and transmission of personal information as well that may affect our business or require us to adapt our technologies or practices. Recently, China enhanced its Cybersecurity Law and Data Security Law framework by enacting a significant and omnibus data privacy law, the Personal Information Protection Law (PIPL), which became effective in November 2021. The PIPL is China’s first comprehensive data protection law which aims to protect the rights and interests of individuals by introducing stringent requirements for companies doing business in China regarding the protection, control, and use of personal information.

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
Increasing scrutiny and evolving expectations from customers, regulators, investors, employees, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing expectations and scrutiny from customers, regulators, investors, employees and other stakeholders related to their environmental, social and governance practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to investors and capital, and our stock price.

In addition, a growing number of our customers, including certain government purchasers, have adopted, or may adopt, procurement policies that include social and environmental requirements, including, for example, requirements to monitor and conduct third party audits, or these customers may seek to include such provisions in their procurement contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change, vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity of our external supply chain and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to modify our sourcing practices or make other operational choices which may require additional investments and increase our costs or result in inefficiencies. Alternatively, we may be ineligible to participate in bids or tenders in certain markets, which may result in lost sales and revenues.
Any of the factors mentioned above, or the perception that we or our suppliers or contract manufacturers have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, employees relations, access to investors and capital, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Extreme weather, natural disasters, power outages, or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials, water supply, and other components required for the operation of our business, or result in the delay and/or disruption of our ability to deliver products. Such conditions could also result in physical damage to our or our partners’ products, plants and distribution centers, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Our programs to plan for and mitigate risk and build resilience to the impacts of climate change may not be successful. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, regulations intended to limit greenhouse gas emissions or water usage, such as carbon pricing, taxes on emissions, fuel and energy, or to mitigate the impacts of climate change may become more prevalent, which could increase our operating costs and the costs charged by suppliers. These events could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Finance Risks

There can be no guarantee that we will continue to pay dividends or that we will implement repurchases under our stock buyback program.
Although Viatris currently intends to continue to pay quarterly dividends to its stockholders, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operations, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, although the Board of Directors has authorized a stock buyback program, there is no guarantee that we will implement repurchases under the program or, if we do, the timing or amount of any future share repurchases under such program. Even if implemented, we will not be obligated to repurchase shares under any such stock buyback program and, until November 2022, such a program may be impacted by certain conditions in our Tax Matters Agreement. Other factors, including changes in tax or securities laws, could also impact our stock buybacks. A stock buyback program could affect our stock price and increase volatility, and any announcement of a pause in, or termination of, a share buyback program may result in a decrease in our stock price. Payment of a cash dividend or share repurchases will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business or other capital expenditures.

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

Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their application, the results of audits and the examination of previously filed tax returns and related challenges and assessments by taxing authorities, and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Currency fluctuations and changes in exchange rates could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Chinese Renminbi, Euro, Swedish Krona, Indian Rupee, Korean Won, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound Sterling, South African Rand and Brazilian Real. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact. In addition, there remains significant international pressure on the Chinese government to adopt a more flexible currency policy, including from the U.S. government, which designated China as a “currency manipulator” in August 2019 and subsequently removed such designation in January 2020, which could result in greater fluctuation of the Renminbi against the U.S. dollar. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations.
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
•increasing our vulnerability to increases in interest rates in general related to any of our indebtedness that bears interest at floating rates;
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
From time to time, we issue variable rate debt based on LIBOR or undertake interest rate swaps that contain a variable element based on LIBOR. On March 5, 2021, the FCA, the regulatory supervisor of LIBOR’s administrator, announced the cessation or loss of representativeness of certain LIBOR benchmark settings by the end of 2021, including the one-week and two-month U.S. dollar LIBOR settings, with publication of the overnight and one-, three-, six- and 12-month U.S. dollar LIBOR settings ceasing at the end of June 2023. U.S. federal banking agencies also issued a joint statement in November 2020 encouraging banks to stop using LIBOR for new contracts as soon as possible but in any event by the end of the year. As of December 31, 2021, we had no outstanding debt linked to LIBOR. Our credit facilities provide that, should LIBOR cease to exist, we may amend the credit facilities to replace LIBOR with (i) in the case of U.S. dollars, one or more rates based on SOFR or (ii) another alternate benchmark rate giving due consideration to any evolving or then existing convention for similarly syndicated credit facilities syndicated in the U.S. and denominated in the applicable currency for such alternative benchmarks and, in each case, including any mathematical or other adjustments to such benchmark giving due consideration to any evolving or then existing convention for similar syndicated credit facilities syndicated in the U.S. and denominated in the applicable currency for such benchmarks. SOFR or any other benchmark replacement may not be the economic equivalent of LIBOR or achieve market acceptance similar to LIBOR. As a result, our interest expense could increase. In addition, the overall financial market may be disrupted and there could be significant increases in benchmark rates or borrowing costs to borrowers as a result of the phase-out or replacement of LIBOR. Disruption in the financial market, significant increases in benchmark rates or borrowing costs or our inability to renegotiate agreements on favorable terms could have a material adverse effect on our business, financing activities, financial condition and operations.

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
The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for certain critical accounting estimates, including litigation related contingencies based on estimates of probable future costs, actual costs in the future could be substantially in excess of those reserves. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We must maintain adequate internal controls and be able to provide an assertion as to the effectiveness of such controls on an annual basis.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. During the third quarter of 2021, we began to transition certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. We have modified and will continue to modify our internal controls relating to our business and financial processes throughout the transition period, which is expected through the end of calendar year 2022. While we believe that this new system and the related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent risks in implementing any new ERP system. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Viatris could suffer additional losses due to asset impairment charges.
Viatris has significant amounts of goodwill and intangible assets on its balance sheet. Viatris tests goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris tests intangible assets with indefinite lives for impairment on an annual basis and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of intangible assets could result in an impairment and a non-cash charge could be required. Such impairments could materially affect Viatris’ reported net earnings, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
Further, Viatris had approximately $1.84 billion of floating rate debt as of December 31, 2021. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $18.4 million per year. Accordingly, a spike in interest rates would adversely affect our results of operations and cash flows.
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
Investors who hold shares of Viatris common stock may not be able to sell their shares at or above the price at which they acquired them. The price of Viatris’ common stock may fluctuate materially from time to time, including as a result of the other risks described herein, and we cannot predict the price of our common stock at any given time. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced significant price and volume fluctuations which may materially harm the market price of our common stock, regardless of our operating performance. In addition, the price of our common stock may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of our common stock could decline as a result of analysts lowering their valuations and recommendations or otherwise. Following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation actions have been instituted against companies (including Mylan and Viatris) and may be instituted against us in the future. Such litigation may result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. In addition, if we or our stockholders offer or sell shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, this or the possibility thereof may depress the future trading price of our common stock and the voting power of our then existing stockholders may be diluted if such a transaction were to occur.

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
Our business and operations could be negatively affected by pressures from outside of the control of the company, including, but not limited to, shareholder actions, government regulations and disclosure requirements, and other market dynamics, which could cause us to incur significant expenses, hinder execution of our business strategy and negatively impact our share price.

In recent years, shareholder actions, government regulations and disclosure requirements, and other market dynamics, involving corporate governance, environmental and social matters, human capital, strategic direction and operations has become increasingly prevalent. In the event we become the subject of shareholder challenges or more extensive government regulation or intervention in these areas, this may create a significant distraction for our management and employees, negatively impact our ability to execute our business plans, require our management to expend significant time and resources, create uncertainties with respect to our financial position and operations, adversely affect our ability to attract and retain key employees or result in loss of potential business opportunities with our current and potential customers and business partners. In addition, such actions, regulation and intervention may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, which could cause the market value of our common stock to decline.

ITEM 1B.Unresolved Staff Comments
None.
ITEM 2.Properties
For information regarding properties, refer to Item 1 “Business” in Part I of this Form 10-K.
ITEM 3.Legal Proceedings
For information regarding legal proceedings, refer to Note 19 Litigation included in Item 8 in Part II of this 10-K.
ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Stock Market under the symbol “VTRS”.
As of February 22, 2021, there were approximately 113,007 holders of record of shares of Viatris common stock.
The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021 and December 16, 2021. On January 4, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 16, 2022 to shareholders of record as of the close of business on February 24, 2022. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company did not pay any dividends in 2020.
UNREGISTERED SALES OF DEBT SECURITIES
In the past three years, we have issued unregistered securities in connection with the following transactions:
In June 2020, Upjohn issued $7.45 billion aggregate principal amount of senior unsecured debt securities, comprised of 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 (collectively, the “Unregistered Upjohn U.S. Dollar Notes”). The Unregistered Upjohn U.S. Dollar Notes were issued in a private offering exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. In September 2021, Viatris filed a registration statement with the SEC with respect to an offer to exchange up to $7.45 billion aggregate principal amount of Unregistered Upjohn U.S. Dollar Notes with Registered Upjohn Notes in the same aggregate principal amount and with terms substantially identical in all material respects, which was declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021. More than 99.9% of the aggregate principal amount of the Unregistered Upjohn U.S. Dollar Notes were exchanged for Registered Upjohn Notes.

In June 2020, Upjohn Finance B.V., a wholly owned financing subsidiary of Upjohn, issued €3.60 billion aggregate principal amount of senior unsecured debt securities, comprised of 0.816% Senior Notes due 2022, 1.023% Senior Notes due 2024, 1.362% Senior Notes due 2027 and 1.908% Senior Notes due 2032. These notes were issued in a private offering exempt from the registration requirements of the Securities Act, to persons outside of the U.S. pursuant to Regulation S under the Securities Act.

STOCK PERFORMANCE GRAPH
Viatris common stock has been listed on the NASDAQ under the symbol “VTRS” since November 17, 2020. Prior to that time, there was no public market for our common stock. Upon consummation of the Combination, Pfizer stockholders received approximately 0.124079 shares of Viatris common stock for every one share of Pfizer common stock held as of the close of business on the record date (which was November 13, 2020). Former Mylan ordinary shareholders received one share of Viatris common stock for every one share of Mylan ordinary share held. The graph below compares Viatris Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from November 16, 2020 to December 31, 2021.

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN
Among Viatris Inc., the S&P 500 Index
and the Dow Jones US Pharmaceuticals Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/16/20
12/31/20
12/31/21
Viatris Inc.
S&P 500
Dow Jones US Pharmaceuticals

	November 16, 2020	December 31, 2020	December 31, 2021
Viatris Inc.	100.00	118.20	87.32
S&P 500	100.00	115.21	148.28
Dow Jones U.S. Pharmaceuticals	100.00	113.12	141.38
ITEM 6.[Reserved]

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
This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Biocon Biologics Transaction; statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the integration of Mylan and the Upjohn Business or the implementation of the Company’s global restructuring program being more difficult, time consuming or costly than expected;
•the pending Biocon Biologics Transaction may not achieve its intended benefits;
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
•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions, inflation rates and global exchange rates; and

•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

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
Company Overview
Viatris is a global healthcare company formed in November 2020 whose mission is to empower people worldwide to live healthier at every stage of life, regardless of geography or circumstance. Improving the ability of patients to gain access to sustainable and high-quality healthcare is our relentless pursuit. One that rests on visionary thinking, determination and best-in-class capabilities that were strategically built to remove barriers across the health spectrum and advance access globally.
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other stakeholders. With a global workforce of approximately 37,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, complex generics, and biosimilars. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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
Recent Developments
Biocon Biologics Agreement
On February 28, 2022, the Company entered into an agreement to contribute its biosimilars business to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, $1.0 billion of convertible preferred equity and up to $335 million as additional cash payments that are expected to be paid in 2024. Viatris will own a stake of at least 12.9% of Biocon Biologics, on a fully-diluted basis, and will have certain priority rights with respect to certain liquidity events. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close in the second half of 2022 and is subject to customary closing conditions (including regulatory approvals).

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company has not yet repurchased any shares of common stock under the share repurchase program and the share repurchase program does not obligate the Company to acquire any particular amount of common stock.
Cyclosporine Ophthalmic Emulsion
On February 3, 2022, the Company announced that it had received approval from the FDA for its ANDA for Cyclosporine Ophthalmic Emulsion 0.05%, the first generic version of Allergan's Restasis®. Cyclosporine Ophthalmic Emulsion is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, also known as dry eye. The commercial launch of the product occurred in February 2022.
SEMGLEE®
On June 11, 2020, the FDA approved the SEMGLEE® vial and pen products, which the Company began selling on August 31, 2020. On July 28, 2021, Viatris and Biocon announced that the FDA had approved SEMGLEE® (insulin glargine-yfgn) injection as the first interchangeable biosimilar product under the 351(k) regulatory pathway. The interchangeable SEMGLEE® product, which allows substitution of SEMGLEE® for the reference product, Lantus®, at the pharmacy counter, was launched in the fourth quarter of 2021. The Company has exclusivity for 12 months from launch before the FDA can approve another biosimilar interchangeable to Lantus®.

2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products.
For the committed restructuring actions, the Company expects to incur total pre-tax charges of up to approximately $1.4 billion. Such charges are expected to include up to approximately $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of up to approximately $950 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and other plant disposal costs. In addition, management believes the potential annual savings related to these committed restructuring activities to be up to approximately $900 million once fully implemented, with most of these savings expected to improve operating cash flow.
Impact of the Coronavirus Pandemic
As a leading global pharmaceutical company, Viatris is committed to continue doing its part in support of public health needs amid the evolving COVID-19 pandemic. The Company’s priorities remain protecting the health and safety of our workforce, continuing to produce critically needed medicines, deploying resources and expertise in the fight against COVID-19 through potential prevention and treatment efforts, supporting the communities in which we operate and maintaining the health of our overall business. As a result, many Viatris administrative offices continue operating under work from home protocols and some of our customer facing field personnel continue on a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products. Additionally, all of our manufacturing facilities, and those of our key global partners, are currently operational and, at this time, we are not experiencing any significant disruptions. Current inventory levels, both ours and those in our distribution channel, remain in-line with normal levels.

The global spread of COVID-19 has created and continues to create significant volatility, uncertainty and economic disruption affecting the markets we serve, including impacts on supply chain partners, third-party manufacturers, logistics providers and other vendors. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict, and could adversely impact our results of operations in future periods. Due to the Company’s ability to generate significant cash flows from operations, combined with our access to borrowing facilities and capital markets, we believe that we currently have, and will maintain, the ability to meet foreseeable liquidity needs. For additional information, see Results of Operations in Part II. Item 7.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2021 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts and %s)	2021	2020	Change	% Change
Total revenues	$17,886.3	$11,946.0	$5,940.3	50%
Gross profit	5,575.5	3,796.7	1,778.8	47%
Loss from operations	(34.0)	(210.8)	176.8	nm
Net loss	(1,269.1)	(669.9)	(599.2)	(89)%
Diluted loss per share	$(1.05)	$(1.11)	$0.06	5%
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
Results of Operations
2021 Compared to 2020

	Year Ended December 31,
(In millions, except %s)	2021	2020	% Change	2021 Currency Impact (1)	2021 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$10,428.7	$8,510.9	23%	$(185.1)	$10,243.6	20%
Greater China	2,212.8	259.9	nm	(9.3)	2,203.5	nm
JANZ	2,027.4	1,195.3	70%	(2.7)	2,024.7	69%
Emerging Markets	3,144.7	1,853.8	70%	(9.3)	3,135.4	69%
Total net sales	17,813.6	11,819.9	51%	(206.4)	17,607.2	49%

Other revenues (3)	72.7	126.1	(42)%	(1.0)	71.7	(43)%
Consolidated total revenues (4)	$17,886.3	$11,946.0	50%	$(207.4)	$17,678.9	48%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2021 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the year ended December 31, 2021, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $51.0 million, $1.5 million, and $20.2 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the year ended December 31, 2021, the Company reported total revenues of $17.89 billion, compared to $11.95 billion for the comparable prior year period, representing an increase of $5.94 billion, or 50%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2021 were $17.81 billion, compared to $11.82 billion for the comparable prior year period, representing an increase of $5.99 billion, or 51%. Other revenues for the year ended December 31, 2021 were $72.7 million, compared to $126.1 million for the comparable prior year period, a decrease of $53.4 million.
The increase in net sales was primarily driven by the incremental net sales from the Upjohn Business totaling $5.80 billion and the favorable impact of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, of approximately $206.4 million, or 2%. New product sales of $698.7 million were offset by a decrease in net sales from existing products as a result of lower pricing and volumes of $710.9 million. New product sales include new products launched in 2021 and the carryover impact of new products, including business development, launched within the last twelve months. We estimate that the COVID-19 pandemic positively impacted our 2021 net sales compared to the prior year by approximately 2%, primarily driven by a partial recovery of customer buying patterns in the current year.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 23% for the years ended December 31, 2021 and 2020, respectively, with the year over year increase a result of the Combination. This percentage may fluctuate based upon the timing of new product launches, seasonality and the impact of competition.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets increased by $1.92 billion or 23% during the year ended December 31, 2021 when compared to the prior year. Net sales within North America totaled approximately $4.59 billion and net sales within Europe totaled approximately $5.84 billion. This increase was primarily the result of the incremental net sales from the Upjohn Business in the current year of $1.83 billion and new product sales, including the portfolio of thrombosis products in Europe acquired from Aspen in the fourth quarter of 2020. This increase was partially offset by lower pricing and volumes on net sales of existing products, including Wixela® Inhub®, Perforomist®, Xulane®, and Miacalcin® within the U.S., due to additional competition. Lower volumes were also due to the impact of product divestitures, including certain North American OTC products during the second quarter of 2021 and other products during 2020 as a result of the Combination. The favorable impact of foreign currency translation on current period net sales was approximately $185.1 million, or 2%. Constant currency net sales increased by approximately $1.73 billion, or 20% when compared to the prior year.
Greater China Segment
Net sales from Greater China increased by $1.95 billion for the year ended December 31, 2021 when compared to the prior year. This increase was primarily the result of the incremental net sales from the Upjohn Business of $1.93 billion. The favorable impact of foreign currency translation was approximately $9.3 million or 4%. Constant currency net sales increased by approximately $1.94 billion when compared to the prior year.
JANZ Segment
Net sales from JANZ increased by $832.1 million or 70% for the year ended December 31, 2021 when compared to the prior year. This increase was primarily the result of the incremental net sales from the Upjohn Business of $666.6 million, and higher net sales of existing products driven by higher volumes primarily related to Amitiza® and Creon®, as well as the impact of the termination of the collaboration arrangement with Pfizer in the prior year in Japan. These increases were partially offset by lower pricing driven by government price reductions and product competition. Foreign currency translation had a favorable impact of approximately $2.7 million, or less than 1%. Constant currency net sales increased by approximately $829.4 million, or 69% when compared to the prior year.

Emerging Markets Segment
Net sales from Emerging Markets increased by $1.29 billion or 70% for the year ended December 31, 2021 when compared to the prior year. This increase was primarily the result of the incremental net sales from the Upjohn Business of $1.37 billion and COVID-19 related product sales in India, primarily remdesivir and ambisome. These increases were partially offset by lower volumes and, to a lesser extent, pricing as a result of customer purchasing patterns and competitive market conditions, including for ARV products. The increase in net sales was partially offset by the favorable impact of foreign currency translation of $9.3 million, or less than 1%. Constant currency net sales increased by approximately $1.28 billion, or 69%.
Cost of Sales and Gross Profit
Cost of sales increased from $8.15 billion for the year ended December 31, 2020 to $12.31 billion for the year ended December 31, 2021. Cost of sales was primarily impacted by purchase accounting related amortization of acquired intangible assets and other special items, which are described further in the section titled Use of Non-GAAP Financial Measures. Additional incremental cost of sales from the Upjohn Business, including the impact of amortization expense, was $3.57 billion for the year ended December 31, 2021. This includes incremental amortization expense of $2.01 billion primarily for purchase accounting related amortization of intangible assets and the fair value step-up of acquired inventory.
Gross profit from net sales of existing products was impacted by lower pricing and to a lesser extent, lower volumes. Gross margins were 31% and 32% for the years ended December 31, 2021 and 2020, respectively. Adjusted gross margins were approximately 59% and 54% for the years ended December 31, 2021 and 2020, respectively, with the year-over-year increase driven by the impact of the Combination.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020 is as follows:

	Year Ended December 31,
(In millions, except %s)	2021	2020
U.S. GAAP cost of sales	$12,310.8	$8,149.3
Deduct:
Purchase accounting amortization and other related items	(4,039.7)	(1,933.6)
Acquisition related items	(13.9)	(16.9)
Restructuring and related costs	(534.7)	(207.7)
Share-based compensation expense	(2.3)	(1.5)
Other special items	(333.0)	(438.1)
Adjusted cost of sales	$7,387.2	$5,551.5

Adjusted gross profit (a)	$10,499.1	$6,394.5

Adjusted gross margin (a)	59%	54%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2021 was $751.1 million, compared to $555.1 million for the prior year, an increase of $196.0 million. This increase was primarily due to additional incremental costs associated with the Upjohn Business of $81.7 million, higher expenses related to licensing arrangements for products in development, and increased costs for inventory validation batches for certain products under development.

Selling, General & Administrative Expense
SG&A expense for the year ended December 31, 2021 was $4.53 billion, compared to $3.34 billion for the prior year, an increase of $1.18 billion. The increase was primarily due to additional incremental costs associated with the Upjohn Business of $1.21 billion and an increase of approximately $236.4 million in restructuring costs due to the implementation of the 2020 restructuring program. Partially offsetting these increases were lower selling and promotional expenses, including through our active management related to synergies and certain lower expenses as a result of COVID-19. In addition, the Company incurred lower acquisition related costs of approximately $386.9 million, as the prior year costs included approximately $200.9 million for advisory and consulting fees related to the closing of the Combination, $303.5 million related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the BCA and SDA and approximately $69.3 million of employee related to change in control and retention amounts.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses recognized in litigation settlements and other contingencies, net during the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
(In millions)	2021	2020
Contingent consideration adjustment (primarily related to respiratory delivery platform)	$50.3	$73.1
Litigation settlements, net	278.9	34.7
Total litigation settlements and other contingencies, net	$329.2	$107.8
Litigation settlements in 2021 include a $264.0 million charge for the EpiPen® related settlement.
Interest Expense
Interest expense for the year ended December 31, 2021 totaled $636.2 million, compared to $497.8 million for the year ended December 31, 2020, an increase of $138.4 million. The increase is primarily due to additional incremental interest expense related to the debt assumed in the Combination of approximately $247.6 million, partially offset by amortization of debt premium of $60.1 million and by the impact of debt repayments in 2021.
Other Expense, Net
Other expense (income), net includes losses from equity affiliates, foreign exchange gains and losses, expense (income) related to post-employment benefit plans and interest and dividend income. Other expense (income), net was comprised of the following for the years ended December 31, 2021 and 2020, respectively:

	Year Ended December 31,
(In millions)	2021	2020
Losses from equity affiliates, primarily clean energy investments	$61.9	$48.4
Foreign exchange losses, net	2.1	2.2
Other gains, net	(69.8)	(38.0)
Other expense, net	$(5.8)	12.6
Income Tax (Benefit) Provision
For the year ended December 31, 2021, the Company recognized an income tax provision of $604.7 million, compared to an income tax benefit of $51.3 million for the comparable prior year, a change in the provision of $656.0 million. The income tax provision for the year ended December 31, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of the Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. During the year ended December 31, 2020, the Company recognized a net charge as a result of adjustments to reserves for uncertain tax positions, partially offset by changes in the assessment of the realizability of deferred tax assets. Also impacting the current year income tax expense for both periods was the changing mix of income earned in jurisdictions with differing tax rates.

2020 Compared to 2019
Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, is used, in part, for management’s incentive compensation. We calculate EBITDA as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring, acquisition related and other special items to determine adjusted EBITDA. These adjustments are generally permitted under our credit agreement in calculating adjusted EBITDA for determining compliance with our debt covenants.
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

	Year Ended December 31,
(In millions)	2021	2020	2019
U.S. GAAP net (loss) earnings	$(1,269.1)	$(669.9)	$16.8
Purchase accounting related amortization (primarily included in cost of sales) (a)	4,039.7	1,933.6	1,767.0
Litigation settlements and other contingencies, net	329.2	107.8	(21.4)
Interest expense (primarily amortization of premiums and discounts on long term debt)	(53.8)	12.6	27.2
Clean energy investments pre-tax loss	61.9	48.4	62.1
Acquisition related costs (primarily included in SG&A) (b)	234.6	613.6	89.5
Restructuring related costs (c)	899.4	323.1	104.6
Share-based compensation expense	111.2	79.2	56.8
Other special items included in:
Cost of sales (d)	333.0	438.1	366.0
Research and development expense (e)	83.2	47.2	121.1
Selling, general and administrative expense	49.5	44.6	60.2
Other expense, net	(8.0)	(16.8)	10.7
Tax effect of the above items and other income tax related items (f)	(343.0)	(589.7)	(380.1)
Adjusted net earnings	$4,467.8	$2,371.8	$2,280.5

Significant items for the year ended December 31, 2021 include the following:
(a)    Includes amortization of the purchase accounting inventory fair value adjustment related to the Combination totaling approximately $1.19 billion.
(b)    Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(c)    For the year ended December 31, 2021, charges of approximately $534.7 million are included in cost of sales, approximately $13.3 million are included in R&D, and approximately $351.5 million are included in SG&A. Refer to Note 17 Restructuring included in Part II. Item 8 of this Form 10-K for additional information.
(d)    Costs incurred during the year ended December 31, 2021 include incremental manufacturing variances and site remediation activities as a result of the activities at the Company’s Morgantown plant of approximately $123.4 million, and at other plants in the 2020 restructuring program of approximately $143.3 million.
(e)    Adjustments primarily relate to non-refundable payments related to development partner agreements.
(f)    Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA

Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the year ended December 31, 2021 compared to the prior year periods:

	Year Ended December 31,
(In millions)	2021	2020	2019
U.S. GAAP net (loss) earnings	$(1,269.1)	$(669.9)	$16.8
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	61.9	48.4	62.1
Income tax provision (benefit)	604.7	(51.3)	137.6
Interest expense (a)	636.2	497.8	517.3
Depreciation and amortization (b)	4,506.5	2,216.1	2,019.3
EBITDA	$4,540.2	$2,041.1	$2,753.1
Add / (deduct) adjustments:
Share-based compensation expense	111.2	79.2	56.8
Litigation settlements and other contingencies, net	329.2	107.8	(21.4)
Restructuring, acquisition related and other special items (c)	1,445.5	1,426.0	751.2
Adjusted EBITDA	$6,426.1	$3,654.1	$3,539.7

(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $3.02 billion for the year ended December 31, 2021. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $1.79 billion to $3.02 billion for the year ended December 31, 2021, as compared to net cash provided by operating activities of $1.23 billion for the year ended December 31, 2020. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to higher operating earnings after adjusting for non-cash operating items. Non-cash operating items increased significantly during the year reflecting the impacts of purchase accounting related to the Combination and non-cash charges related to the ongoing restructuring initiatives. In addition, net cash provided by operating activities was unfavorably impacted in 2021 by changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities was $117.8 million for the year ended December 31, 2021, as compared to net cash used in investing activities of $301.1 million for the year ended December 31, 2020, a decrease of $183.3 million.

In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination;
•proceeds from the sale of assets of $96.7 million, primarily related to a group of OTC products in the U.S.; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $457.2 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2022 calendar year are expected to be approximately $525 million to $675 million.
In 2020, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $415.8 million primarily related to the cash received as part of the Combination;
•payments for product rights and other, net totaling approximately $438.2 million, primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe along with other acquisitions of intellectual property rights and marketing authorizations; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $243.0 million.
Financing Activities
Net cash used in financing activities was $3.01 billion for the year ended December 31, 2021, as compared to net cash used in financing activities of $605.7 million for the year ended December 31, 2020, an increase of $2.41 billion.
In 2021, significant items in financing activities included the following:
•long-term debt payments of approximately $4.20 billion, consisting of the redemption of $2.25 billion of the 3.150% Senior Notes due 2021, repayment of $1.35 billion of borrowings under the 2020 Revolving Facility and the 2021 Revolving Facility, and repayment of $600.0 million of the USD Term Loan;
•long-term borrowings of $1.71 billion, consisting of borrowings of $1.35 billion under the 2020 Revolving Facility and the 2021 Revolving Facility, and borrowings of $360.0 million under the YEN Term Loan;
•net short-term borrowings of $392.1 million;
•deferred non-contingent payments for product rights totaling approximately $456.0 million primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe; and
•cash dividends paid of $399.0 million.
In 2020, significant items in financing activities included the following:
•net short-term and long-term borrowings of $2.08 billion;
•long-term debt payments of approximately $2.48 billion, consisting primarily of repayment at maturity of €500.0 million principal amount of Floating Rate Euro Notes due May 2020, repayment at maturity of €750.0 million principal amount of Euro Senior Notes due November 2020, repayment of $983.0 million of borrowings under the 2020 Revolving Facility and repayment at maturity of $50.0 million principal amount of Senior Notes due 2020; and
•payments totaling approximately $48.5 million (of the $111.8 million) in profit share payments related to the respiratory delivery platform contingent consideration. The remaining payments related to the respiratory delivery platform contingent consideration are included as a component of other operating assets and liabilities, net within net cash from operating activities.
Refer to the consolidated statements of cash flows in Part II. Item 8 of this Form 10-K for additional details on other significant sources and uses of cash during the years ended December 31, 2021 and 2020.

Capital Resources
Our cash and cash equivalents totaled $701.2 million at December 31, 2021, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2021 Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
In September 2021, Viatris filed a registration statement with the SEC with respect to an offer to exchange up to $7.45 billion aggregate principal amount of Unregistered Upjohn U.S Dollar Notes with Registered Upjohn Notes in the same aggregate principal amount and with terms substantially identical in all material respects, which was declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021. More than 99.9% of the aggregate principal amount of the Unregistered Upjohn U.S. Dollar Notes were exchanged for Registered Upjohn Notes.
In July 2021, Viatris entered into (i) the YEN Term Loan Facility and (ii) the 2021 Revolving Facility with various syndicates of banks. The 2021 Revolving Facility amended and restated the 2020 Revolving Facility and proceeds from the 2021 Revolving Facility were used to repay outstanding obligations under the 2020 Revolving Facility and the 2020 Revolving Facility was terminated. Proceeds from the YEN Term Loan Facility and the 2021 Revolving Facility were also used to repay the USD Term Loan Facility in full and the USD Term Loan Facility was terminated. The 2021 Revolving Facility and the YEN Term Loan Facility have substantially identical terms to the 2020 Revolving Facility and USD Term Loan Facility, respectively, with the following exceptions: 1) the maturity of both the YEN Term Loan Facility and the 2021 Revolving Facility is July 2026, 2) the pricing was adjusted to reflect current market prices (which were generally more favorable) and 3) the maximum leverage ratio as of the end of any quarter was set at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement.
The Company has access to $4.0 billion under the 2021 Revolving Facility which matures in July 2026. Up to $1.65 billion of the 2021 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of December 31, 2021, the Company had $1.17 billion outstanding under the Commercial Paper Program and did not have any borrowings outstanding under the 2021 Revolving Facility.
In addition to the 2021 Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2022. As of December 31, 2021, the Company had $318.5 million outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended on July 1, 2021 to extend the term to August 2022. As of December 31, 2021, the Company did not have any borrowings outstanding under the Note Securitization Facility.

Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 0.85% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $29.6 million and $153.0 million of accounts receivable as of December 31, 2021 and 2020 under these factoring arrangements, respectively.

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
For information regarding our dividends paid and declared, refer to Note 2 Summary of Significant Accounting Policies in Part II. Item 8 of this Form 10-K.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2021, refer to Note 10 Debt in Part II. Item 8 of this Form 10-K.
The YEN Term Loan Facility and the 2021 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at December 31, 2021 and expects to remain in compliance for the next twelve months.
Supplemental Guarantor Financial Information
Viatris Inc. is the issuer of the Registered Upjohn Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Following the Combination, Utah Acquisition Sub Inc. is the issuer of the Utah U.S. Dollar Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Mylan Inc. is the issuer of the Mylan Inc. U.S. Dollar Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.

The respective obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. as guarantors of the applicable series of Senior U.S. Dollar Notes are senior unsecured obligations of the applicable guarantor and rank pari passu in right of payment with all of such guarantor’s existing and future senior unsecured obligations that are not expressly subordinated to such guarantor’s guarantee of the applicable series of Senior U.S. Dollar Notes, rank senior in right of payment to any future obligations of such guarantor that are expressly subordinated to such guarantor’s guarantee of the applicable series of Senior U.S. Dollar Notes, and are effectively subordinated to such guarantor’s existing and future secured obligations to the extent of the value of the collateral securing such obligations. Such obligations are structurally subordinated to all of the existing and future liabilities, including trade payables, of the existing and future subsidiaries of such guarantor that do not guarantee the applicable series of Senior U.S. Dollar Notes.

The guarantees by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. under the applicable series of Senior U.S. Dollar Notes will terminate under certain customary circumstances, each as described in the applicable indenture, including: (1) a sale or disposition of the applicable guarantor in a transaction that complies with the applicable indenture such that such guarantor ceases to be a subsidiary of the issuer of the applicable series of Senior U.S. Dollar Notes; (2) legal defeasance or covenant defeasance or if the issuer’s obligations under the applicable indenture are discharged; (3) with respect to the Utah U.S. Dollar Notes, the earlier to occur of (i) with respect to the guarantee provided by Mylan Inc., (x) the release of Utah Acquisition Sub Inc.’s guarantee under all applicable Mylan Inc. Debt (as defined in the applicable indenture) and (y) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. Debt and (ii) with respect to the guarantee provided by Mylan II B.V., (x) the release of Mylan II B.V.’s guarantee under all applicable Triggering Indebtedness (as defined in the applicable indenture) and (y) the issuer and/or borrower of the applicable Triggering Indebtedness no longer having any obligations with respect to such Triggering Indebtedness; (4) with respect to the guarantees provided by Utah Acquisition Sub Inc. and Mylan II B.V. of the Mylan Inc. U.S. Dollar Notes, subject to certain exceptions set forth in the applicable indenture, such guarantor ceasing to be a guarantor or obligor in respect of any Triggering Indebtedness; and (5) with respect to the Registered Upjohn Notes, (a) upon the applicable guarantor no longer being an issuer or guarantor in respect of (i) Mylan Notes (as defined in the indenture governing the Registered Upjohn Notes) that have an aggregate principal amount in excess of $500.0 million or (ii) any Triggering Indebtedness; in each case, other than in respect of indebtedness or guarantees, as applicable, that are being concurrently released; or (b) upon receipt of the consent of holders of a majority of the aggregate principal amount of the outstanding notes of such series in accordance with the indenture governing the Registered Upjohn Notes.
The guarantee obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. under the Senior U.S. Dollar Notes are subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) each guarantee is limited in amount to an amount not to exceed the maximum amount that can be guaranteed by the applicable guarantor without rendering the guarantee, as it relates to such guarantor, voidable under applicable fraudulent transfer and conveyance laws or similar laws affecting the rights of creditors generally.
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the year ended December 31, 2021 and 2020. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2021	December 31, 2020
ASSETS
Current assets	$280.2	$477.7
Non-current assets	60,298.0	61,272.4

LIABILITIES AND EQUITY
Current liabilities	23,619.9	20,951.7
Non-current liabilities	16,465.6	17,844.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(1,023.9)	(929.6)
Net loss	(1,269.1)	(669.9)

Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $609 million accrued for legal contingencies at December 31, 2021.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2021 and 2020, the Company incurred $30.4 million and $53.1 million, respectively, related to this provision of the TSA, and approximately $83.5 million during the period beginning on the closing date of the Combination and ended December 31, 2021.
At December 31, 2021, our material cash requirements from known contractual and other obligations primarily relate to repayment of outstanding borrowings and interest, open purchase orders, post-employment benefit plans, unrecognized tax benefits, capital expenditures, dividends and leases. For additional information, refer to Notes 2, 6, 10, 12, 14, and 16 in Part II. Item 8 of this Form 10-K. We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels.
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
Licensing and Other Partner Agreements
Under our licensing and other partner agreements, our potential maximum development milestones not accrued for at December 31, 2021 totaled approximately $351 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $18 million. Additionally, these agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. Refer to Note 18 Licensing and Other Partner Agreements included in Part II. Item 8 of this Form 10-K for additional information.
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

Revenue Recognition
We recognize revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. As such, they have been identified as critical accounting estimates. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $29.6 million.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $68.7 million.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit. A change of 5% would have an effect on our reserve balance of approximately $34.3 million.
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
Outside the U.S., the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the governments total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
A change of 5% would have an effect on our reserve balance of approximately $20.0 million.

The following is a rollforward of the categories of variable consideration during 2021:

(In millions)	Balance at December 31, 2020	Current Provision Related to Sales Made in the Current Period	Measurement Period Adjustments and Reclasses	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2021
Chargebacks	$585.2	$5,530.1	$63.4	$(5,585.4)	$(1.6)	$591.7
Rebates, promotional programs and other sales allowances	1,576.3	6,135.6	(57.6)	(6,267.1)	(14.2)	1,373.0
Returns	539.9	384.6	269.0	(499.0)	(7.7)	686.8
Governmental rebate programs	$313.3	689.5	110.6	(705.2)	(9.0)	399.2
Total	$3,014.7	$12,739.8	$385.4	$(13,056.7)	$(32.5)	$3,050.7
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2021 and 2020, respectively:

(In millions)	December 31, 2021	December 31, 2020
Accounts receivable, net	$1,688.6	$1,802.9
Other current liabilities	1,362.1	1,211.8
Total	$3,050.7	$3,014.7
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
Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Refer to Note 4 Acquisitions and Other Transactions included in Part II. Item 8 of this Form 10-K for further additional information regarding the Company’s acquisitions, including the acquisition accounting related to the Combination.
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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $83.4 million (related to the sale of a group of OTC products in the U.S.), $45.0 million, and $42.3 million, respectively, of impairment charges for finite-lived intangible assets, which were recorded as a component of amortization expense. At December 31, 2021 and 2020, the Company’s finite-lived intangible assets totaled $26.09 billion and $29.60 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company’s indefinite-lived intangible assets, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2021, 2020 and 2019, the Company recorded $19.4 million, $37.4 million, and $138.3 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2021 and 2020, the Company’s IPR&D assets totaled $46.5 million and $80.7 million, respectively.
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

Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2021, our reserve for unrecognized tax benefits totaled $322.9 million, of which $264.0 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2021, a valuation allowance of $780.4 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2021 and 2020, the Company’s net deferred tax assets totaled $1.33 billion and $2.15 billion, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $55.1 million.
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
A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $30.4 million. Refer to Note 19 Litigation included in Part II. Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. We do not believe that inflation has had a material impact on our revenues or results of operations in any of the past three years.
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
If there were an adverse change in foreign currency exchange rates of 10%, the expected net effect on net income related to Viatris’ foreign currency denominated financial instruments would not be material.
The Company is also exposed to translation risk on non-U.S. dollar-denominated net assets. Non-U.S. dollar borrowings, principally our Euro and Yen denominated long-term debt, are used to hedge the foreign currency exposures of our net investment in certain foreign affiliates and are designated as hedges of net investments. The foreign exchange gains or losses on these hedges is included in the foreign currency translation component of accumulated other comprehensive income (loss). If our net investment decreases below the equivalent value of the non-U.S. debt borrowings, the change in the remeasurement basis of the debt would be subject to recognition in net income as changes occur.
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
As of December 31, 2021, Viatris’ outstanding fixed rate borrowings consist principally of $20.60 billion notional amount of senior U.S. dollar and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2021, the fair value of our outstanding fixed rate senior U.S. dollar and Euro notes was approximately $22.01 billion. A 100 basis point change in interest rates on Viatris’ variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $18.4 million per year.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP (PCAOB ID No. 34), has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 83 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill – Viatris Inc. Europe and JANZ Reporting Units – Refer to Note 8 to the financial statements.

Critical Audit Matter Description

The Company performed its annual goodwill impairment test as of April 1, 2021. As of April 1, 2021, the Company had $11.91 billion of consolidated goodwill, $5.15 billion and $0.82 billion of which was allocated to the Viatris Inc. Europe and JANZ reporting units, respectively. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using both income and market-based approaches, to determine the fair value of its Europe and JANZ reporting units. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 valuation inputs, primarily include, but are not limited to, market multiples, control premiums, discount rates, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The fair values of the Europe and the JANZ reporting units exceeded their carrying values by approximately $0.91 billion, or 5.8%, and $0.23 billion, or 7.0%, respectively, as of April 1, 2021 and, therefore, no impairments were recognized.

Given that the Europe and JANZ reporting unit’s revenues are sensitive to changes in consumer demand, the approval of new product launches, the expansion of existing products into new jurisdictions (which have differentiated distribution and commercialization models throughout the regions), and the impact of business development activity, auditing management’s judgments regarding forecasts of future revenues, and the selection of the discount rates and terminal growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues (“forecasts”), and the selection of the discount rates and terminal growth rates for the Europe and the JANZ reporting units included the following procedures, among others:

•We tested the effectiveness of controls over the review of the goodwill impairment test, including those over the development of the business forecasts of future revenues and the selection of the discount rates and terminal growth rates.

•We evaluated management’s ability to accurately forecast future revenues of the Europe and JANZ reporting units by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts by comparing the projections to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases. We also considered third party reports related to macroeconomic and industry trends and made inquiries of management, including various regional commercial and operations leaders to assess key inputs in the forecast assumptions.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rates, and terminal growth rates, including (1) testing the source information underlying the determination of the discount rates and terminal growth rates and the mathematical accuracy of the calculations, (2) developing a range of independent estimates and comparing those to the discount rates selected by management, and (3) considering third party macroeconomic reports.

Net Revenue Provisions – Chargebacks Accrual at Mylan Pharmaceuticals Inc. (“MPI”) – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies, and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is the most significant and complex provision in the context of the Company’s gross-to-net adjustments in the determination of net revenue. The chargeback accrual recorded at MPI represents the majority of the global chargeback reserve as of December 31, 2021. The Company's recorded estimate is based on expected sell-through levels by the Company’s wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

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

•We developed independent expectations of product-level chargeback accruals and chargeback accruals in the aggregate using the following: 1) customer contracts, 2) historical sales and chargeback activity, 3) third-party channel inventory for select wholesalers, and 4) credits subsequently issued to period end and compared those to the recorded amounts.

Net Revenue Provisions – Sales Returns Accrual at MPI – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at MPI represents a significant component of the global sales returns reserve as of December 31, 2021.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2022
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2022

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Assets
Current assets:
Cash and cash equivalents	$701.2	$844.4
Accounts receivable, net	4,266.4	4,843.8
Inventories	3,977.7	5,471.9
Prepaid expenses and other current assets	1,957.6	1,707.4
Total current assets	10,902.9	12,867.5
Property, plant and equipment, net	3,188.6	3,459.9
Intangible assets, net	26,134.2	29,683.2
Goodwill	12,113.7	12,347.0
Deferred income tax benefit	1,332.7	2,147.9
Other assets	1,170.7	1,047.5
Total assets	$54,842.8	$61,553.0
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,657.4	$1,904.2
Short-term borrowings	1,493.0	1,100.9
Income taxes payable	236.9	288.6
Current portion of long-term debt and other long-term obligations	1,877.5	2,308.5
Other current liabilities	4,619.6	4,960.7
Total current liabilities	9,884.4	10,562.9
Long-term debt	19,717.1	22,429.2
Deferred income tax liability	2,815.0	3,123.7
Other long-term obligations	1,933.6	2,483.1
Total liabilities	34,350.1	38,598.9
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued and outstanding: 1,209,507,463 and 1,206,895,644, respectively	12.1	12.1
Additional paid-in capital	18,536.1	18,438.8
Retained earnings	3,688.8	5,361.2
Accumulated other comprehensive loss	(1,744.3)	(858.0)
Total equity	20,492.7	22,954.1

Total liabilities and equity	$54,842.8	$61,553.0
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net sales	$17,813.6	$11,819.9	$11,370.3
Other revenues	72.7	126.1	130.2
Total revenues	17,886.3	11,946.0	11,500.5
Cost of sales	12,310.8	8,149.3	7,602.9
Gross profit	5,575.5	3,796.7	3,897.6
Operating expenses:
Research and development	751.1	555.1	639.9
Selling, general and administrative	4,529.2	3,344.6	2,563.6
Litigation settlements and other contingencies, net	329.2	107.8	(21.4)
Total operating expenses	5,609.5	4,007.5	3,182.1
(Loss) earnings from operations	(34.0)	(210.8)	715.5
Interest expense	636.2	497.8	517.3
Other (income) expense, net	(5.8)	12.6	43.8
(Loss) earnings before income taxes	(664.4)	(721.2)	154.4
Income tax provision (benefit)	604.7	(51.3)	137.6
Net (loss) earnings	(1,269.1)	(669.9)	16.8
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(1.05)	$(1.11)	$0.03
Diluted	$(1.05)	$(1.11)	$0.03
Weighted average shares outstanding:
Basic	1,208.8	601.2	515.7
Diluted	1,208.8	601.2	516.5
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Earnings
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net (loss) earnings	$(1,269.1)	$(669.9)	$16.8
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,340.9)	1,213.0	(415.5)
Change in unrecognized loss and prior service cost related to defined benefit plans	73.9	(14.0)	(24.8)
Net unrecognized gain on derivatives in cash flow hedging relationships	36.1	18.2	37.1
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	456.8	(305.2)	59.6
Net unrealized (loss) gain on marketable securities	(1.1)	0.6	0.5
Other comprehensive (loss) earnings, before tax	(775.2)	912.6	(343.1)
Income tax provision (benefit)	111.1	(26.6)	9.2
Other comprehensive (loss) earnings, net of tax	(886.3)	939.2	(352.3)
Comprehensive (loss) earnings	$(2,155.4)	$269.3	$(335.5)

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2018	539,289,665	$6.0	$8,591.4	$6,010.7	23,490,867	$(999.7)	$(1,441.3)	$12,167.1
Net earnings	—	—	—	16.8	—	—	—	16.8
Other comprehensive loss, net of tax	—	—	—	—	—	—	(352.3)	(352.3)
Share-based compensation expense	—	—	56.8	—	—	—	—	56.8
Issuance of restricted stock and stock options exercised, net	1,457,206	0.1	8.1	—	—	—	—	8.2
Taxes related to the net share settlement of equity awards	—	—	(12.8)	—	—	—	—	(12.8)
Cancellation of restricted stock	—	—	—	—	1,107,207	—	—	—
Cumulative effect of the adoption of new accounting standards	—	—	—	3.6	—	—	(3.6)	—
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net loss	—	$—	$—	$(669.9)	—	$—	$—	$(669.9)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	939.2	939.2
Share-based compensation expense	—	—	79.2	—	—	—	—	79.2
Issuance of restricted stock and stock options exercised, net	872,802	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(6.3)	—	—	—	—	(6.3)
Exchange of Mylan N.V. ordinary shares for Viatris Inc. common stock	(541,619,673)	(6.1)	6.1	—	—	—	—	—
Issuance of common stock to Mylan N.V. shareholders	541,619,673	5.2	(5.2)	—	—	—	—	—
Issuance of common stock for the Combination	689,874,045	6.9	10,720.6	—	—	—	—	10,727.5
Retirement of Mylan N.V. treasury stock, net	(24,598,074)	—	(999.7)	—	(24,598,074)	999.7	—	—
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	$—	$—	$(1,269.1)	—	$—	$—	$(1,269.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(886.3)	(886.3)
Share-based compensation expense	—	—	111.2	—	—	—	—	111.2
Issuance of restricted stock and stock options exercised, net	2,611,819	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(13.9)	—	—	—	—	(13.9)
Cash dividends declared, $0.33 per common share	—	—	—	(403.3)	—	—	—	(403.3)
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
__________________
(1) Ordinary Shares prior to November 16, 2020.
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) earnings	$(1,269.1)	$(669.9)	$16.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,506.5	2,216.1	2,019.3
Deferred income tax expense (benefit)	675.7	(213.2)	(192.6)
Litigation settlements and other contingencies, net	323.7	101.1	(11.5)
Loss from equity method investments	61.9	48.4	62.1
Share-based compensation expense	111.2	79.2	56.8
Other non-cash items	411.8	366.4	360.6
Changes in operating assets and liabilities:
Accounts receivable	59.3	78.7	(20.0)
Inventories	(427.6)	(741.9)	(512.9)
Trade accounts payable	(70.4)	(82.7)	(96.3)
Income taxes	(699.6)	3.6	57.9
Other operating assets and liabilities, net	(666.5)	46.0	63.5
Net cash provided by operating activities	3,016.9	1,231.8	1,803.7
Cash flows from investing activities:
Cash received (paid) for acquisitions, net of cash acquired	277.0	415.8	(148.7)
Capital expenditures	(457.2)	(243.0)	(213.2)
Payments for product rights and other, net	(52.2)	(438.2)	(192.8)
Proceeds from sale of property, plant and equipment	18.3	2.1	—
Proceeds from sale of assets and subsidiaries	96.7	20.0	28.0
Purchase of marketable securities	(30.2)	(104.8)	(25.8)
Proceeds from the sale of marketable securities	29.8	47.0	27.1
Net cash used in investing activities	(117.8)	(301.1)	(525.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,710.1	983.3	7.4
Payments of long-term debt	(4,201.3)	(2,484.2)	(1,108.5)
Payments of financing fees	(7.0)	(2.0)	(3.0)
Change in short-term borrowings, net	392.1	1,099.6	(1.8)
Proceeds from exercise of stock options	—	0.6	8.1
Taxes paid related to net share settlement of equity awards	(17.4)	(7.9)	(8.4)
Contingent consideration payments	(28.6)	(48.5)	(60.3)
Cash dividends paid	(399.0)	—	—
Non-contingent payments for product rights	(456.0)	(143.3)	—
Other items, net	(4.9)	(3.3)	(2.5)
Net cash used in financing activities	(3,012.0)	(605.7)	(1,169.0)
Effect on cash of changes in exchange rates	(30.9)	33.8	(7.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(143.8)	358.8	101.8
Cash, cash equivalents and restricted cash — beginning of period	850.0	491.1	389.3
Cash, cash equivalents and restricted cash — end of period	$706.2	$850.0	$491.1
Supplemental disclosures of cash flow information —
Non-cash transactions:
Common stock issued for the Combination	$—	$10,727.5	$—
Cash paid during the period for:
Income taxes	$641.7	$324.4	$278.6
Interest	$684.8	$555.4	$470.6
See Notes to Consolidated Financial Statements

Viatris Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Nature of Operations
Viatris is a global healthcare company formed in November 2020 whose mission is to empower people worldwide to live healthier at every stage of life, regardless of geography or circumstance. Improving the ability of patients to gain access to sustainable and high-quality healthcare is our relentless pursuit. One that rests on visionary thinking, determination and best-in-class capabilities that were strategically built to remove barriers across the health spectrum and advance access globally.
Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, complex generics, and biosimilars. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. We conduct our business through four segments: Developed Markets, Greater China, JANZ, and Emerging Markets. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in other expense, net, in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, with gains and losses included in other expense, net, in the consolidated statements of operations. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.

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
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. The Company also has the CP Notes, Receivables Facility, which will expire in April 2022 and the Note Securitization Facility, which will expire in August 2022. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facilities are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.
Revenue Recognition. The Company recognizes revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
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
Outside the U.S., the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the governments total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
Our net sales may be impacted by wholesaler and distributor inventory levels of our products, which can fluctuate throughout the year due to the seasonality of certain products, pricing, the timing of product demand, purchasing decisions and other factors. Such fluctuations may impact the comparability of our net sales between periods.
Consideration received from licenses of intellectual property is recorded as other revenues. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenues in the consolidated statements of operations.
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

Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(1,269.1)	$(669.9)	$16.8
Shares (denominator):
Weighted average shares outstanding	1,208.8	601.2	515.7
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(1.05)	$(1.11)	$0.03

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(1,269.1)	$(669.9)	$16.8
Shares (denominator):
Weighted average shares outstanding	1,208.8	601.2	515.7
Share-based awards	—	—	0.8
Total dilutive shares outstanding	1,208.8	601.2	516.5
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(1.05)	$(1.11)	$0.03
The weighted average shares outstanding used in the computation of earnings per share for the year ended December 31, 2020 includes the effect of the 689.9 million shares issued for the closing of the Combination.
Additional stock awards and restricted ordinary shares were outstanding during the years ended December 31, 2021, 2020 and 2019 but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 12.7 million, 10.3 million and 9.1 million shares for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021, and December 16, 2021. On January 4, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 16, 2022 to shareholders of record as of the close of business on February 24, 2022. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company has not yet repurchased any shares of common stock under the share repurchase program and the share repurchase program does not obligate the Company to acquire any particular amount of common stock.
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
Recent Accounting Pronouncements.
Adoption of New Accounting Standards
In January 2020, the FASB issued Accounting Standards Update 2020-01, Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. In addition, ASU 2020-01 states that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. The Company applied the provisions of ASU 2020-01 as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) which is intended to simplify the accounting for income taxes by eliminating certain exceptions and simplifying certain requirements under Topic 740. The Company applied the provisions of ASU 2019-12 on a prospective basis as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
    Accounting Standards Issued Not Yet Adopted
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
In October 2021, the FASB issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities (acquirers) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. ASU 2021-08 will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022 with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In November 2021, the FASB issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 will be effective for fiscal years beginning after December 15, 2021 with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its disclosures.

3.Revenue Recognition and Accounts Receivable
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2021, 2020, and 2019, respectively:

(In millions)	2021 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,759.2	2,207.8	1,197.1	1,677.2	10,841.3
Complex Gx and Biosimilars	1,241.6	0.2	46.5	53.8	1,342.1
Generics	3,427.9	4.8	783.8	1,413.7	5,630.2
Total Viatris	$10,428.7	$2,212.8	$2,027.4	$3,144.7	$17,813.6

(In millions)	2020 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	3,920.7	253.9	617.0	443.3	5,234.9
Complex Gx and Biosimilars	1,202.6	0.7	42.8	49.4	1,295.5
Generics	3,387.6	5.3	535.5	1,361.1	5,289.5
Total Viatris	$8,510.9	$259.9	$1,195.3	$1,853.8	$11,819.9

(In millions)	2019 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,199.1	207.6	533.3	422.1	5,362.1
Complex Gx and Biosimilars	1,127.4	0.4	23.8	59.7	1,211.3
Generics	2,913.5	6.6	635.4	1,241.4	4,796.9
Total Viatris	$8,240.0	$214.6	$1,192.5	$1,723.2	$11,370.3

The following table presents net sales on a consolidated basis for select key products for the year ended December 31, 2021:

(In millions)	Year Ended December 31, 2021
Select Key Global Products
Lipitor ®	$1,663.2
Norvasc ®	824.7
Lyrica ®	728.5
Viagra ®	533.8
EpiPen® Auto-Injectors	391.7
Celebrex ®	344.4
Effexor ®	316.8
Creon ®	309.8
Zoloft ®	284.3
Xalabrands	226.0

Select Key Segment Products
Influvac ®	$299.3
Amitiza ®	201.5
Xanax ®	185.9
Dymista ®	168.0
Yupelri ®	161.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.

(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Prior periods are not presented due to significance of products acquired as part of the Combination.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
(In millions)	2021	2020	2019
Gross sales	$30,553.4	$19,899.1	$19,012.2
Gross to net adjustments:
Chargebacks	(5,530.1)	(3,656.2)	(3,309.6)
Rebates, promotional programs and other sales allowances	(6,135.6)	(3,765.5)	(3,629.3)
Returns	(384.6)	(329.7)	(237.9)
Governmental rebate programs	(689.5)	(327.8)	(465.1)
Total gross to net adjustments	$(12,739.8)	$(8,079.2)	$(7,641.9)
Net sales	$17,813.6	$11,819.9	$11,370.3
The following is a rollforward of the categories of variable consideration during 2021:

(In millions)	Balance at December 31, 2020	Current Provision Related to Sales Made in the Current Period	Measurement Period Adjustments and Reclasses	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2021
Chargebacks	$585.2	$5,530.1	$63.4	$(5,585.4)	$(1.6)	$591.7
Rebates, promotional programs and other sales allowances	1,576.3	6,135.6	(57.6)	(6,267.1)	(14.2)	1,373.0
Returns	539.9	384.6	269.0	(499.0)	(7.7)	686.8
Governmental rebate programs	313.3	689.5	110.6	(705.2)	(9.0)	399.2
Total	$3,014.7	$12,739.8	$385.4	$(13,056.7)	$(32.5)	$3,050.7
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra-asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2021 and 2020, respectively:

(In millions)	December 31, 2021	December 31, 2020
Accounts receivable, net	$1,688.6	$1,802.9
Other current liabilities	1,362.1	1,211.8
Total	$3,050.7	$3,014.7
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

Accounts receivable, net was comprised of the following at December 31, 2021 and December 31, 2020, respectively:

(In millions)	December 31, 2021	December 31, 2020
Trade receivables, net	$3,774.4	$3,891.3
Other receivables	492.0	952.5
Accounts receivable, net	$4,266.4	$4,843.8
Total allowances for doubtful accounts were $154.5 million and $159.9 million at December 31, 2021 and 2020, respectively. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 18% and 12% of the accounts receivable balances represent amounts due from three customers at December 31, 2021 and 2020, respectively.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $29.6 million and $153.0 million of accounts receivable as of December 31, 2021 and 2020 under these factoring arrangements, respectively.
4.Acquisitions and Other Transactions
Upjohn Business Combination Agreement
On July 29, 2019, Mylan, Pfizer, Upjohn, a wholly-owned subsidiary of Pfizer, and certain other affiliated entities entered into a Business Combination Agreement pursuant to which Mylan would combine with the Upjohn Business in a Reverse Morris Trust transaction. The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent solid oral dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®. The Combination was completed on November 16, 2020.
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

The purchase price consists of the issuance of approximately 689.9 million Viatris shares of common stock at a fair value of approximately $10.73 billion based on the closing price of Mylan’s ordinary shares on November 13, 2020, as reported by the NASDAQ. In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction have been recorded at their respective estimated fair values at the acquisition date. During the twelve months ended December 31, 2021 and 2020, the Company incurred acquisition related costs of approximately $234.6 million and $602.9 million, respectively. Acquisition related costs were recorded primarily in SG&A in the consolidated statements of operations for such periods.

During the year ended December 31, 2021, adjustments were made to the preliminary purchase price recorded at December 31, 2020, and are reflected as “Measurement Period and Other Adjustments” in the table below. The allocation of the $10.73 billion purchase price to the assets acquired and liabilities assumed under the Combination is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 31, 2020 (a)	Measurement Period and Other Adjustments (b)	Purchase Price Allocation as of December 31, 2021 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$2,841.9	$(38.7)	$2,803.2
Inventories	2,588.9	(34.2)	2,554.7
Property, plant and equipment	1,394.1	(5.0)	1,389.1
Identified intangible assets	18,040.0	—	18,040.0
Goodwill	2,107.5	295.6	2,403.1
Deferred income tax benefit	1,481.9	196.3	1,678.2
Other assets	792.1	(7.4)	784.7
Total assets acquired	$29,246.4	$406.6	$29,653.0
Current liabilities	2,760.2	419.7	3,179.9
Long-term debt, including current portion	13,076.2	—	13,076.2
Deferred tax liabilities	1,656.9	1.0	1,657.9
Other noncurrent liabilities	1,441.5	(14.1)	1,427.4
Net assets acquired (net of $415.8 of cash acquired)	$10,311.6	$—	$10,311.6
____________
(a)As previously reported in Viatris’ Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Combination enhanced each businesses’ ability to serve patients’ needs and expand their capabilities across more than 165 markets. Mylan brought a diverse portfolio across many geographies and key therapeutic areas, such as central nervous system and anesthesia, infectious disease and cardiovascular, as well as a robust pipeline, high-quality manufacturing and supply chain excellence. The Upjohn Business brought trusted, iconic brands, such as Lipitor® (atorvastatin calcium), Celebrex® (celecoxib) and Viagra® (sildenafil), and proven commercialization capabilities, including leadership positions in China and other emerging markets.

The Company recorded a step-up in the fair value of inventory of approximately $1.43 billion at the acquisition date. During the twelve months ended December 31, 2021 and 2020, the Company recorded amortization of the inventory step-up of approximately $1.19 billion and $238.2 million, respectively, which is included in cost of sales in the consolidated statements of operations. The inventory step-up was fully amortized during 2021. In addition, a step-up in the fair value of property, plant and equipment of approximately $385.0 million was recognized. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.

The identified intangible assets of $18.04 billion are comprised of product rights and are being amortized over a weighted average useful life of 15 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The goodwill of $2.40 billion arising from the Combination consisted largely of the value of the employee workforce and products to be sold in new markets leveraging the combined entity. In addition, an allocation of the goodwill was assigned to the respective segments. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes.

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

	Year Ended December 31,
(Unaudited, in millions, except per share amounts)	2020	2019
Total revenues	$18,284.8	$21,582.7
Net earnings	$1,483.7	$1,873.5
Earnings per share:
Basic	$1.23	$1.55
Diluted	$1.23	$1.55
Weighted average shares outstanding:
Basic	1,206.8	1,205.6
Diluted	1,207.7	1,206.4

Other Transactions
In December 2020, Viatris and Pfizer terminated their strategic collaboration for generic drugs in Japan pursuant to an amendment and termination agreement. Under the prior collaboration agreement, both parties contributed products, which Pfizer distributed to third-parties in the Japan market. Under the terms of the amendment and termination agreement, Viatris purchased all collaboration related inventory held by Pfizer. As a result of the termination, and the repurchase of collaboration inventory, the Company reduced revenue by $86.5 million during the year ended December 31, 2020.
In September 2020, the Company entered into an agreement to acquire the related intellectual property and commercialization rights of Aspen’s thrombosis product portfolio in Europe for €641.9 million. The portfolio consists of well-established injectable anticoagulants sold in Europe under the brand names, and variations of the brand names, Arixtra®, Fraxiparine®, Mono-Embolex® and Orgaran®. Upon closing of the transaction in November 2020, the Company made a payment of €263.2 million to Aspen and the remaining payment of €378.7 million was made on June 25, 2021. The Company accounted for this transaction as an asset acquisition and recognized an intangible asset of €641.9 million for the product rights, which is being amortized over a useful life of 8 years.
5. Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$701.2	$844.4	$475.6
Restricted cash, included in other current and non-current assets	5.0	5.6	15.5
Cash, cash equivalents and restricted cash	$706.2	$850.0	$491.1

Inventories

(In millions)	December 31, 2021	December 31, 2020
Raw materials	$922.4	$958.4
Work in process	993.3	1,438.1
Finished goods	2,062.0	3,075.4
Inventories	$3,977.7	$5,471.9
Inventory reserves totaled $519.0 million and $353.6 million at December 31, 2021 and 2020, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $474.9 million, $206.1 million and $399.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2021	December 31, 2020
Prepaid expenses	$256.7	$267.8
Available-for-sale fixed income securities	38.2	39.1
Fair value of financial instruments	144.6	118.6
Equity securities	51.0	45.8
Other current assets	1,467.1	1,236.1
Prepaid expenses and other current assets	$1,957.6	$1,707.4
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2021	December 31, 2020
Machinery and equipment	$3,054.0	$3,235.0
Buildings and improvements	1,808.5	1,954.8
Construction in progress	588.7	376.3
Land and improvements	137.9	155.8
Gross property, plant and equipment	5,589.1	5,721.9
Accumulated depreciation	2,400.5	2,262.0
Property, plant and equipment, net	$3,188.6	$3,459.9
Capitalized software costs included in our consolidated balance sheets were $62.3 million and $70.9 million, net of accumulated depreciation, at December 31, 2021 and 2020, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $509.5 million, $289.7 million and $256.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other assets

(In millions)	December 31, 2021	December 31, 2020
Equity method investments, clean energy investments	$—	$47.9
Operating lease right-of-use assets	290.8	323.6
Other long-term assets	879.9	676.0
Other assets	$1,170.7	$1,047.5

Accounts payable

(In millions)	December 31, 2021	December 31, 2020
Trade accounts payable	$1,056.1	$1,345.7
Other payables	601.3	558.5
Accounts payable	$1,657.4	$1,904.2
Other current liabilities

(In millions)	December 31, 2021	December 31, 2020
Accrued sales allowances	$1,362.1	$1,211.8
Payroll and employee benefit liabilities	741.9	828.2
Legal and professional accruals, including litigation accruals	715.6	362.9
Contingent consideration	66.7	100.5
Accrued restructuring	233.5	149.2
Equity method investments, clean energy investments	10.9	47.5
Accrued interest	86.6	90.9
Fair value of financial instruments	61.0	103.6
Operating lease liability	86.7	92.9
Other	1,254.6	1,973.2
Other current liabilities	$4,619.6	$4,960.7
Other long-term obligations

(In millions)	December 31, 2021	December 31, 2020
Employee benefit liabilities	$876.4	$1,020.4
Contingent consideration	133.0	123.1
Tax related items, including contingencies	426.1	469.5
Operating lease liability	200.9	229.5
Accrued restructuring	64.3	134.8
Other	232.9	505.8
Other long-term obligations	$1,933.6	$2,483.1
6.Leases
The Company has operating leases of real estate, consisting primarily of administrative offices, manufacturing and distribution facilities, and R&D facilities. We also have operating leases of certain equipment, primarily automobiles, and certain limited supply arrangements.
We elected to apply the practical expedient to not separate lease and non-lease components for our leases except for those related to certain limited supply arrangements. We have also elected to apply the short-term lease recognition exemption which means we will not recognize ROU assets or lease liabilities for leases with an initial term of 12 months of less.
As of December 31, 2021, the Company recognized ROU assets of $290.8 million and total lease liabilities of $287.6 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 5 Balance Sheet Components for additional information.

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
Other information related to leases was as follows:

As of December 31, 2021
Remaining lease terms	1 year to 23 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	2.6%
As of December 31, 2021, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2022	$82.0
2023	65.0
2024	42.9
2025	28.8
2026	23.9
Thereafter	68.2
Total lease payments	$310.8
Less imputed interest	23.2
Total lease liability	$287.6
As of December 31, 2021, we have additional operating leases, primarily for administrative offices, that have not yet commenced totaling approximately $13.6 million. These leases are expected to commence in 2022 and have lease terms of 5 to 9 years. For the years ended December 31, 2021, 2020 and 2019, the Company had operating lease expense of approximately $97.6 million, $80.7 million and $87.6 million, respectively. Operating lease costs are classified primarily as selling, general and administrative expenses and cost of sales in the consolidated statements of operations.
7.Equity Method Investments
The Company had three equity method investments in limited liability companies that owned refined coal production plants whose activities qualified for income tax credits under Section 45 of the Code. The Company did not consolidate these entities as we had determined that we were not the primary beneficiary of these entities and did not have the power to individually direct the activities of these entities. Accordingly, these investments were accounted for under the equity method of accounting. For each of the clean energy investments, the Company had entered into notes payable with the respective project sponsor, which in part were paid to the sponsor as certain production levels were met. The law that provides for IRC Section 45 tax credits expired during the year ended December 31, 2021 for all three clean energy investments and all of the clean energy investments have wound down operations.
During the years ended December 31, 2021, 2020, and 2019, the Company reduced its long-term obligations for its three investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $5.7 million, $21.4 million and $7.0 million, respectively, which was recognized as a component of the net loss of the equity method investments in the consolidated statements of operations.

The carrying values and respective balance sheet locations of the Company’s clean energy investments were as follows at December 31, 2021 and 2020, respectively:

(In millions)	December 31, 2021	December 31, 2020
Other assets	$—	$47.9
Other current liabilities	10.9	47.5
Summarized financial information, in the aggregate, for the Company’s significant equity method investments on a 100% basis as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 are as follows:

(In millions)	December 31, 2021	December 31, 2020
Current assets	$4.2	$38.9
Noncurrent assets	0.5	1.0
Total assets	4.7	39.9
Current liabilities	2.8	33.0
Noncurrent liabilities	—	1.8
Total liabilities	2.8	34.8
Net assets	$1.9	$5.1

	Year Ended December 31,
(In millions)	2021	2020	2019
Total revenues	$326.7	$374.5	$385.0
Gross loss	(4.6)	(4.6)	(4.4)
Operating and non-operating expense	16.8	19.0	20.0
Net loss	$(21.4)	$(23.6)	$(24.4)
The Company’s net losses from its equity method investments include amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the years ended December 31, 2021, 2020 and 2019, the Company recognized net losses from equity method investments of $61.9 million, $48.4 million, and $62.1 million, respectively, which were recognized as a component of other expense, net in the consolidated statements of operations. The Company recognizes the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

8.Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2019:
Goodwill	$8,258.0	$67.8	$584.8	$1,065.0	$9,975.6
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	7,873.0	67.8	584.8	1,065.0	9,590.6
Acquisitions	704.3	652.8	217.4	533.0	2,107.5
Foreign currency translation	607.2	17.7	61.8	(37.8)	648.9
	9,184.5	738.3	864.0	1,560.2	12,347.0
Balance at December 31, 2020:
Goodwill	9,569.5	738.3	864.0	1,560.2	12,732.0
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	9,184.5	738.3	864.0	1,560.2	12,347.0
Measurement period and other adjustments	67.7	220.4	(30.9)	38.4	295.6
Foreign currency translation	(528.8)	10.8	(56.8)	45.9	(528.9)
	8,723.4	969.5	776.3	1,644.5	12,113.7
Balance at December 31, 2021
Goodwill	9,108.4	969.5	776.3	1,644.5	12,498.7
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$8,723.4	$969.5	$776.3	$1,644.5	$12,113.7

Intangible assets consist of the following components at December 31, 2021 and 2020:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2021
Product rights, licenses and other (1)	15	$39,006.2	$12,918.5	$26,087.7
In-process research and development		46.5	—	46.5
		$39,052.7	$12,918.5	$26,134.2
December 31, 2020
Product rights, licenses and other (1)	15	$40,404.1	$10,801.6	$29,602.5
In-process research and development		80.7	—	80.7
		$40,484.8	$10,801.6	$29,683.2
____________
(1)Represents amortizable intangible assets. Other intangibles consist principally of customer lists and contractual rights.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2021
Brands	$10,066.6	$6,102.9	$1,174.8	$3,801.7	$21,146.0
Complex Gx and Biosimilars	226.8	—	1.5	—	228.3
Generics	4,020.2	12.1	319.5	358.4	4,710.2
Total Product Rights and Licenses	$14,313.6	$6,115.0	$1,495.8	$4,160.1	$26,084.5

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2020
Brands	$10,988.1	$4,372.3	$2,377.0	$4,478.7	$22,216.1
Complex Gx and Biosimilars	272.5	—	2.3	—	274.8
Generics	6,253.9	12.7	423.9	417.3	7,107.8
Total Product Rights and Licenses	$17,514.5	$4,385.0	$2,803.2	$4,896.0	$29,598.7
____________
2021 amounts include the finalization of the allocation of the intangible assets relating to the Combination.
Amortization expense and intangible asset impairment charges, which are included as a component of amortization expense, which is classified primarily within cost of sales in the consolidated statements of operations, for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year ended December 31,
(In millions)	2021	2020	2019
Intangible asset amortization expense	$2,702.2	$1,605.8	$1,582.7
IPR&D intangible asset impairment charges	19.4	37.4	138.3
Finite-lived intangible asset impairment charges	83.4	45.0	42.3
Total intangible asset amortization expense (including impairment charges)	$2,805.0	$1,688.2	$1,763.3
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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of the current competitive environment and future market expectations. Discount rates ranging between 9.0% and 11.0% were utilized in the valuations performed during the years ended December 31, 2021, 2020 and 2019. Any future long-lived assets impairment charges could have a material impact in the Company’s consolidated financial condition and results of operations.
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the year ended December 31, 2021.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 7.0% and 9.0%, 9.0% and 11.0%, and 9.0% and 11.0% were utilized in the valuations performed during the years ended December 31, 2021, 2020 and 2019, respectively.

The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9, Financial Instruments and Risk Management. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
The Company performed its annual goodwill impairment test as of April 1, 2021 on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. See Note 15, Segment Information, for further discussion. Additionally, the net assets acquired as part of the Combination were included in the respective reporting units and in the annual impairment test for the first time. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
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
Intangible asset amortization expense for the years ending December 31, 2022 through 2026 is estimated to be as follows:

(In millions)
2022	$2,577
2023	2,414
2024	2,320
2025	2,222
2026	2,164
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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	December 31, 2021	December 31, 2020
Euro
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022	750.0	750.0	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	105.6	—	105.6
Euro Total	€5,955.6	€5,850.0	€5,955.6

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥—
Yen Total	¥40,000.0	¥40,000.0	¥—
At December 31,2021, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $347.6 million.

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
Fair Value Hedging Relationships
The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. The Company’s fair value hedge was terminated during 2020.
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
The following table summarizes the classification and fair values of derivative instruments in our consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2021 Fair Value	December 31, 2020 Fair Value	Balance Sheet Location	December 31, 2021 Fair Value	December 31, 2020 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$62.0	$28.3	Other current liabilities	$4.3	$0.8
Total derivatives designated as hedges		62.0	28.3		4.3	0.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	82.6	90.3	Other current liabilities	56.7	102.8
Total derivatives not designated as hedges		82.6	90.3		56.7	102.8
Total derivatives		$144.6	$118.6		$61.0	$103.6

The following tables summarize information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings			Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2021	2020	2019	2021	2020	2019
Derivative Financial Instruments in Fair Value Hedge Relationships (1) :
Interest rate swaps	Interest expense (3)	$—	$22.1	$18.7	$—	$—	$—
2023 Senior Notes (3.125% coupon)	Interest expense (3)	—	(22.1)	(18.7)	—	—	—
Derivative Financial Instruments in Cash Flow Hedging Relationships :
Foreign currency forward contracts	Other expense, net (5)	—	—	—	—	7.1	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (3)	39.3	(10.1)	(17.3)	—	—	—
Total		$39.3	$(10.1)	$(17.3)	$—	$7.1	$—

		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives			Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2021	2020	2019	2021	2020	2019
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (4)	$45.8	$20.6	$16.6	$30.9	$4.8	$(0.7)
Interest rate swaps	Interest expense (4)	(3.4)	—	3.0	(4.3)	(4.5)	(7.1)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		436.6	(346.4)	56.7	—	—	—
Total		$479.0	$(325.8)	$76.3	$26.6	$0.3	$(7.8)
____________
(1)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
(2)At December 31, 2021, the Company expects that approximately $21.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
(3)Represents the location of the gain/(loss) recognized in earnings on derivatives.
(4)Represents the location of the gain/(loss) reclassified from AOCE into earnings.
(5)Represents the location of the gain excluded from the assessment of hedge effectiveness.
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$50.9	$—	$—	$50.9
Total cash equivalents	50.9	—	—	50.9
Equity securities:
Exchange traded funds	50.3	—	—	50.3
Marketable securities	0.7	—	—	0.7
Total equity securities	51.0	—	—	51.0
Available-for-sale fixed income investments:
Corporate bonds	—	16.6	—	16.6
U.S. Treasuries	—	14.6	—	14.6
Agency mortgage-backed securities	—	2.0	—	2.0
Asset backed securities	—	4.6	—	4.6
Other	—	0.4	—	0.4
Total available-for-sale fixed income investments	—	38.2	—	38.2
Foreign exchange derivative assets	—	144.6	—	144.6
Total assets at recurring fair value measurement	$101.9	$182.8	$—	$284.7
Financial Liabilities
Foreign exchange derivative liabilities	$—	$61.0	$—	$61.0
Contingent consideration	—	—	199.7	199.7
Total liabilities at recurring fair value measurement	$—	$61.0	$199.7	$260.7

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.9	$—	$—	$0.9
Total cash equivalents	0.9	—	—	0.9
Equity securities:
Exchange traded funds	45.1	—	—	45.1
Marketable securities	0.7	—	—	0.7
Total equity securities	45.8	—	—	45.8
Available-for-sale fixed income investments:
Corporate bonds	—	17.8	—	17.8
U.S. Treasuries	—	14.4	—	14.4
Agency mortgage-backed securities	—	1.9	—	1.9
Asset backed securities	—	4.6	—	4.6
Other	—	0.4	—	0.4
Total available-for-sale fixed income investments	—	39.1	—	39.1
Foreign exchange derivative assets	—	118.6	—	118.6
Total assets at recurring fair value measurement	$46.7	$157.7	$—	$204.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$103.6	$—	$103.6
Contingent consideration	—	—	223.6	223.6
Total liabilities at recurring fair value measurement	$—	$103.6	$223.6	$327.2
For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2021 and 2020, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
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

Contingent Consideration
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus incorporating Pfizer’s respiratory delivery platform. The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of Wixela® Inhub® (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the Wixela® Inhub® occurred in February 2019.
As of December 31, 2021, the Company has a contingent consideration liability of $177.8 million related to the respiratory delivery platform. The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit-sharing payments which are discounted using a market rate of return. At December 31, 2021 and 2020, discount rates ranging from 8.0% to 10.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2019 to December 31, 2021 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2019	$120.4	$130.3	$250.7
Payments	(111.8)	—	(111.8)
Reclassifications	58.1	(58.1)	—
Accretion	—	11.6	11.6
Fair value loss (3)	33.8	39.3	73.1
Balance at December 31, 2020	$100.5	$123.1	$223.6
Payments	(83.2)	—	(83.2)
Reclassifications	49.4	(49.4)	—
Accretion	—	9.0	9.0
Fair value loss (3)	—	50.3	50.3
Balance at December 31, 2021	$66.7	$133.0	$199.7
____________
(1)Included in other current liabilities in the consolidated balance sheets.
(2)Included in other long-term obligations in the consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the consolidated statements of operations.
The Company expects to incur approximately $6 million to $8 million of non-cash accretion expense related to the increase in the net present value of the contingent consideration liabilities in 2022.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale fixed income securities, included in prepaid expenses and other current assets, were as follows:

(In millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Debt securities	$38.1	$0.1	$—	$38.2
	$38.1	$0.1	$—	$38.2
December 31, 2020
Debt securities	$37.5	$1.6	$—	$39.1
	$37.5	$1.6	$—	$39.1
Maturities of available-for-sale debt securities at fair value as of December 31, 2021, were as follows:

(In millions)
Mature within one year	$1.2
Mature in one to five years	19.7
Mature in five years and later	17.3
$38.2
10.Debt
Short-Term Borrowings
The Company had $1.49 billion and $1.10 billion of borrowings as of December 31, 2021 and 2020, respectively.

(In millions)	December 31, 2021	December 31, 2020
Commercial paper notes	$1,173.4	$651.3
Receivables Facility	318.5	248.4
Note Securitization Facility	—	200.0
Other	1.1	1.2
Short-term borrowings	$1,493.0	$1,100.9
The following provides an overview of the Company’s short-term credit facilities.
Commercial Paper Program
On November 16, 2020, the Company established the Commercial Paper Program to support its working capital requirements and for general purposes. There was $1.17 billion and $651.3 million of CP Notes outstanding under this program as of December 31, 2021 and 2020, respectively. Amounts available under the Commercial Paper Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of CP Notes outstanding at any time not to exceed $1.65 billion. The 2021 Revolving Facility will be available to pay the CP Notes, if necessary. The maturities of the CP Notes will vary but will not exceed 364 days from the date of issue.
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

In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million. In July 2021, the Note Securitization Facility was amended to extend its maturity to August 2022. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time.
Borrowings outstanding under the Receivables Facility bear interest at a commercial paper rate plus 0.925% and under the Note Securitization Facility at a rate per annum quoted from time to time by MUFG Bank, Ltd. plus 0.85% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2021. As of December 31, 2021 and 2020, the Company had $388.9 million and $389.4 million, respectively, of accounts receivable balances sold to Mylan Securitization.

Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of December 31, 2021	December 31, 2021	December 31, 2020
Current portion of long-term debt:
2021 Senior Notes (a) **	3.150%	—	2,249.7
2022 Euro Senior Notes ****	0.816%	856.6	—
2022 Senior Notes ***	1.125%	1,002.9	—
Other		0.9	8.0
Deferred financing fees		(0.1)	(1.4)
Current portion of long-term debt		$1,860.3	$2,256.3

Non-current portion of long-term debt:
2022 Euro Senior Notes ****	0.816%	—	928.8
2022 Senior Notes ***	1.125%	—	1,008.8
2023 Senior Notes (b) *	3.125%	766.1	781.6
2023 Senior Notes *	4.200%	499.6	499.3
2024 Euro Senior Notes **	2.250%	1,135.8	1,219.9
2024 Euro Senior Notes ****	1.023%	871.6	944.6
2025 Euro Senior Notes *	2.125%	567.8	609.9
2025 Senior Notes ***	1.650%	763.4	767.1
2026 Senior Notes **	3.950%	2,241.4	2,239.7
2027 Euro Senior Notes ****	1.362%	1,013.0	1,097.4
2027 Senior Notes ***	2.300%	780.8	786.1
2028 Euro Senior Notes **	3.125%	847.4	909.7
2028 Senior Notes *	4.550%	748.7	748.6
2030 Senior Notes ***	2.700%	1,520.5	1,528.0
2032 Euro Senior Notes ****	1.908%	1,546.6	1,672.6
2040 Senior Notes ***	3.850%	1,657.1	1,663.3
2043 Senior Notes *	5.400%	497.3	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.7
2050 Senior Notes ***	4.000%	2,205.1	2,209.3
USD Term Loan Facility		—	600.0
YEN Term Loan Facility		347.6	—
Other		1.9	17.4
Deferred financing fees		(42.3)	(47.8)
Long-term debt		$19,717.1	$22,429.2
____________
(a)The 2021 Senior Notes were repaid at maturity in the second quarter of 2021.
(b)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment is being amortized to interest expense over the remaining term of the notes.
*     Instrument was issued by Mylan Inc.
**     Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.

****     Instrument was issued by Upjohn Finance B.V.
Senior Notes
Upjohn Senior Notes
In connection with the Combination, in June 2020, Viatris and Upjohn Finance B.V. completed privately placed debt offerings of $7.45 billion aggregate principal amount of the Unregistered Upjohn U.S. Dollar Notes and €3.60 billion aggregate principal amount of the Upjohn Euro Notes, respectively, and entered into other financing arrangements described below under “USD Term Loan Facility, 2020 Revolving Facility, YEN Term Loan Facility and 2021 Revolving Facility”.
The Unregistered Upjohn U.S. Dollar Notes were issued pursuant to an indenture dated June 22, 2020. The Unregistered Upjohn U.S. Dollar Notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. Viatris entered into a registration rights agreement, dated as of June 22, 2020 pursuant to which Viatris was required to use commercially reasonable efforts to file a registration statement with respect to an offer to exchange each series of the Unregistered Upjohn U.S. Dollar Notes for new notes with the same aggregate principal amount and terms substantially identical in all material respects. In September 2021, Viatris filed a registration statement with the SEC with respect to an offer to exchange up to $7.45 billion aggregate principal amount of Unregistered Upjohn U.S. Dollar Notes with Registered Upjohn Notes in the same aggregate principal amount and with terms substantially identical in all material respects, which was declared effective on September 28, 2021. The exchange offer expired on October 28, 2021 and settled on October 29, 2021. More than 99.9% of the aggregate principal amount of the Unregistered Upjohn U.S. Dollar Notes were exchanged for Registered Upjohn Notes.
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
The net proceeds from the offerings of the Upjohn Senior Notes, together with the proceeds from the $600 million USD Term Loan Facility, were utilized to fund the $12 billion cash payment by Viatris to Pfizer as partial consideration for Pfizer’s contribution of the Upjohn Business to Viatris and related transaction fees and expenses.
Assumptions and Guarantees of Senior Unsecured Notes
Viatris Inc. is the issuer of the Upjohn U.S. Dollar Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Upjohn Finance B.V. is the issuer of the Upjohn Euro Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Viatris Inc., Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

Following the Combination, Utah Acquisition Sub Inc. is the issuer of the Utah U.S. Dollar Notes and the Utah Euro Notes, which are each fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Mylan Inc. is the issuer of the Mylan Inc. U.S. Dollar Notes and the Mylan Inc. Euro Notes, which are each fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
USD Term Loan Facility, 2020 Revolving Facility, YEN Term Loan Facility and 2021 Revolving Facility
In June 2020, Viatris entered into (i) the $600 million USD Term Loan Facility and (ii) the $4.0 billion 2020 Revolving Facility with various syndicates of banks. The USD Term Loan Facility and the 2020 Revolving Facility were fully repaid and terminated in July 2021.
In July 2021, Viatris entered into (i) the ¥40 billion YEN Term Loan Facility and (ii) the $4.0 billion 2021 Revolving Facility with various syndicates of banks. The 2021 Revolving Facility amended and restated the 2020 Revolving Facility and proceeds from the 2021 Revolving Facility were used to repay outstanding obligations under the 2020 Revolving Facility and the 2020 Revolving Facility was terminated. Proceeds from the YEN Term Loan Facility and the 2021 Revolving Facility were also used to repay the USD Term Loan Facility in full and the USD Term Loan Facility was terminated. The 2021 Revolving Facility and the YEN Term Loan Facility have substantially identical terms to the 2020 Revolving Facility and USD Term Loan Facility, respectively, with the following exceptions: 1) the maturity of both the YEN Term Loan Facility and the 2021 Revolving Facility is July 2026, 2) the pricing was adjusted to reflect current market prices (which were generally more favorable) and 3) the maximum leverage ratio as of the end of any quarter was set at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement.
The YEN Term Loan Facility and the 2021 Revolving Facility contain customary affirmative covenants for facilities of this type, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
Fair Value
At December 31, 2021 and 2020, the aggregate fair value of the Company’s outstanding notes was approximately $22.01 billion and $25.90 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2021 were as follows for each of the periods ending December 31:

(In millions)	Total
2022	$1,853
2023	1,250
2024	1,990
2025	1,318
2026	2,598
Thereafter	11,940
Total	$20,949

11.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2021	December 31, 2020
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$—	$1.2
Net unrecognized (loss) gain and prior service cost related to defined benefit plans, net of tax	32.2	(26.1)
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	9.2	(18.0)
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	16.7	(353.6)
Foreign currency translation adjustment	(1,802.4)	(461.5)
	$(1,744.3)	$(858.0)
Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			62.7	456.8	(1.1)	67.0	(1,340.9)	(755.5)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(30.9)		(30.9)					(30.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.3	4.3					4.3
Amortization of prior service costs included in SG&A						(0.5)		(0.5)
Amortization of actuarial loss included in SG&A						7.4		7.4
Net other comprehensive earnings (loss), before tax			36.1	456.8	(1.1)	73.9	(1,340.9)	(775.2)
Income tax provision			8.9	86.5	0.1	15.6	—	111.1
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)

	Year Ended December 31, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			18.5	(305.2)	0.6	(12.1)	1,213.0	914.8
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(4.8)		(4.8)					(4.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						(1.9)		(1.9)
Net other comprehensive (loss) earnings, before tax			18.2	(305.2)	0.6	(14.0)	1,213.0	912.6
Income tax provision (benefit)			4.6	(25.9)	—	(5.3)	—	(26.6)
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)

	Year Ended December 31, 2019
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2018, net of tax			$(53.1)	$(130.9)	$—	$1.7	$(1,259.0)	$(1,441.3)
Other comprehensive earnings (loss) before reclassifications, before tax			29.3	59.6	0.5	(21.0)	(415.5)	(347.1)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	0.7		0.7					0.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		7.1	7.1					7.1
Amortization of prior service costs included in SG&A						(0.9)		(0.9)
Amortization of actuarial loss included in SG&A						(2.9)		(2.9)
Net other comprehensive earnings (loss), before tax			37.1	59.6	0.5	(24.8)	(415.5)	(343.1)
Income tax provision (benefit)			12.2	3.0	(0.1)	(5.9)	—	9.2
Cumulative effect of the adoption of new accounting standards			(3.4)	—	—	(0.2)	—	(3.6)
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)

12.Income Taxes
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2021	2020	2019
U.S. Federal:
Current	$12.6	$(6.4)	$118.1
Deferred	(182.7)	(277.0)	(165.5)
	(170.1)	(283.4)	(47.4)
U.S. State:
Current	7.7	(0.1)	21.1
Deferred	(10.8)	7.7	(13.6)
	(3.1)	7.6	7.5
Non-U.S.:
Current	(91.3)	168.7	191.0
Deferred	869.2	55.8	(13.5)
	777.9	224.5	177.5
Income tax provision (benefit)	$604.7	$(51.3)	$137.6
Earnings before income taxes:
United States	(1,982.5)	(945.5)	(1,031.4)
Foreign - Other	1,318.1	224.3	1,185.8
Total (loss) earnings before income taxes	$(664.4)	$(721.2)	$154.4
For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2021	December 31, 2020
Deferred tax assets:
Employee benefits	$271.3	$273.0
Litigation reserves	94.4	43.5
Accounts receivable allowances	425.9	393.7
Inventory	187.8	1,187.9
Tax credit and loss carry-forwards	1,256.0	1,080.4
Operating lease assets	63.6	66.5
Interest expense	111.6	67.9
Intangible assets	151.1	156.3
Other	327.8	396.0
	2,889.5	3,665.2
Less: Valuation allowance	(780.4)	(443.6)
Total deferred tax assets	2,109.1	3,221.6
Deferred tax liabilities:
Plant and equipment	19.6	50.2
Operating lease liabilities	63.6	66.5
Intangible assets and goodwill	3,468.3	4,058.6
Other	39.9	22.1
Total deferred tax liabilities	3,591.4	4,197.4
Deferred tax liabilities, net	$(1,482.3)	$(975.8)
For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $3.4 billion at December 31, 2021. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.

Prior to the Combination, the applicable income tax rate to Mylan was the U.K. rate of 19%, and following the Combination, the statutory income tax rate applicable to Viatris Inc. is the U.S. rate of 21% for the years ended December 31, 2021 and 2020. A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory tax rate	21.0%	21.0%	19.0%

United States Operations
Clean energy and research credits	9.8%	12.8%	(43.4)%
U.S. rate differentials	—%	—%	(3.1)%
Impact of changes in legislation	—%	(9.2)%	—%
State income taxes and credits	(0.6)%	(1.6)%	(4.1)%
Valuation allowance	(0.1)%	8.6%	(118.5)%
Tax settlements and resolution of certain tax positions	0.1%	0.1%	199.6%
Incremental US Tax on Foreign Earnings	(36.9)%	(3.6)%	(8.6)%
Waived deductions under IRC § 59A	—%	(3.3)%	64.5%
Impact of the Combination and Divestitures	(2.8)%	5.8%	7.7%
Other U.S. items	(6.1)%	1.5%	6.9%
Other Foreign Operations
Luxembourg	(6.7)%	(5.0)%	(14.8)%
Gibraltar	9.4%	8.0%	(38.8)%
Ireland	5.8%	8.2%	(13.7)%
France	(1.1)%	(2.8)%	15.2%
Puerto Rico	4.4%	(2.5)%	—%
Switzerland	1.0%	2.0%	—%
Singapore	28.8%	1.0%	—%
Other	(10.2)%	(0.4)%	12.8%
Deferred tax impact of tax law changes	7.0%	(0.1)%	36.7%
Valuation allowance	(8.3)%	16.1%	(9.9)%
Impact of the Combination and divestitures	(106.9)%	(42.2)%	—%
Withholding taxes	(1.3)%	(1.6)%	7.1%
Tax settlements and resolution of certain tax positions	0.8%	(3.9)%	(27.6)%
Other foreign items	1.9%	(1.8)%	2.1%
Effective tax rate	(91.0)%	7.1%	89.1%

In all years, our effective tax rate is impacted by the jurisdictional location of earnings and the corresponding tax rates in those jurisdictions. Subsequent to the Combination, the Company realizes benefits from lower tax rates in Singapore and Puerto Rico due to manufacturing and other incentives..
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
As of December 31, 2021, no U.S. deferred income taxes or foreign withholding taxes were recorded on earnings in the Company’s non-U.S. subsidiaries where there would be no U.S. or foreign tax upon repatriation or where the Company’s practice and intention was to reinvest the earnings outside of the U.S. The transition tax noted above resulted in the previously untaxed foreign earnings of U.S. subsidiaries being included in federal and state taxable income. We analyze on an ongoing basis our global working capital requirements and the potential tax liabilities that would be incurred if the non-U.S. subsidiaries repatriate cash, which include potential local country withholding taxes and U.S. state taxation. The Company has elected to not record deferred taxes associated with the GILTI provision of the Tax Act.
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2021, a valuation allowance has been applied to certain deferred tax assets in the amount of $780.4 million.
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
Net Operating Losses
As of December 31, 2021, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $7.9 million.
•U.S. state income tax loss carryforwards of approximately $3.10 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $1.57 billion, of which $748.4 million can be carried forward indefinitely, with the remaining $817.8 million expiring in years 2022 through 2041.
•Foreign deductible attributes of $39.6 million that can be carried forward indefinitely, which are offset by a full valuation allowance.
•U.S. and foreign credit carryovers of $329.2 million, expiring in various amounts through 2041.
•Anticipatory foreign tax credits of $230.3 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.

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
CARES Act
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain NOLs, and increasing the amount of NOLs that corporations can use to offset income.During the year ended December 31, 2020, the CARES Act reduced the Company’s 2020 income tax expense by $22.1 million resulting from additional deductible interest.
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
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2019, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments and we have commenced litigation in the Australian Federal Court challenging that decision. During 2021, the Company made a partial payment of $56.0 million in order to stay potential interest and penalties resulting from this litigation.
In France, the tax authorities have issued notices of assessments to the Company for the years ended December 2013 to December 2016 concerning our tax position with respect to (i) certain intercompany transactions and (ii) whether income earned by a Company entity not domiciled in France should be subject to French tax. We have resolved our position concerning certain intercompany transactions with the tax authorities. Concerning the remaining issue, we have commenced litigation before the French tax courts where the tax authorities will seek unpaid taxes, penalties, and interest.

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
The Company has recorded a net reserve for uncertain tax positions of $315.6 million, including interest and penalties, in connection with its international audits at December 31, 2021. The reserve balance at December 31, 2021 reflects the impact of current year settlement payments. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2020, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2020.
Tax Court Proceedings
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to ANDAs were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018 and on April 27, 2021, the Court affirmed Mylan’s position and held that patent litigation expenses related to ANDAs are immediately deductible. The IRS has appealed this decision.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
As of December 31, 2021 and 2020, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $322.9 million and $391.1 million, respectively, of which $230.2 million as of December 31, 2021 would affect the Company’s effective tax rate if recognized, with the remainder being offset by potential correlative adjustments. Related accrued interest and penalties included in the consolidated balance sheets were $96.8 million and $86.7 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $18.5 million of tax expense, $6.0 million, and $35.2 million of tax benefits, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Unrecognized tax benefit — beginning of year	$391.1	$92.1	$96.3
Additions for current year tax positions	—	13.4	—
Additions for prior year tax positions	—	35.7	154.9
Reductions for prior year tax positions	(9.1)	(5.2)	(11.7)
Settlements	(47.3)	(8.9)	(112.5)
Reductions due to expirations of statute of limitations	(7.0)	—	(34.9)
(Reduction) addition due to acquisition	(4.8)	264.0	—
Unrecognized tax benefit — end of year	$322.9	$391.1	$92.1
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $55.0 million, involving international and state audits and settlements and expiring statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

13.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the Plan (the Viatris Inc. 2020 Stock Incentive Plan) which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the 2003 LTIP (Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan), which had previously been approved by Mylan shareholders. The Plan and 2003 LTIP include (i) 72,500,000 shares of Common Stock authorized for grant pursuant to the Plan, which may include dividend payments payable in Common Stock on unvested shares granted under awards, (ii) 6,757,640 shares of Common Stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of Common Stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.
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
The following table summarizes stock awards (stock options and SARs) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2018	6,815,278	$36.61
Granted	829,322	26.18
Exercised	(580,950)	14.40
Forfeited	(715,941)	39.40
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	814,351	17.37
Exercised	(27,615)	21.13
Forfeited	(422,714)	25.74
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(1,135,241)	26.39
Outstanding at December 31, 2021	5,576,490	$37.19
Vested and expected to vest at December 31, 2021	5,487,788	$37.45
Exercisable at December 31, 2021	4,969,602	$39.21
As of December 31, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.6 years, 4.6 years and 4.2 years, respectively. Also, at December 31, 2021, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A summary of the status of the Company’s nonvested restricted stock awards (restricted stock and restricted stock unit awards, including PSUs), as of December 31, 2020 and the changes during the year ended December 31, 2021 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2020	12,073,790	$18.34
Granted	9,850,443	14.46
Released	(3,168,152)	24.65
Forfeited	(1,897,953)	15.33
Nonvested at December 31, 2021	16,858,128	$15.12

Of the 9,850,443 restricted stock awards granted during the year ended December 31, 2021, 6,057,602 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining restricted stock awards granted, 587,025 are not subject to market conditions and will cliff vest within a three-year period, and 3,205,816 are subject to market or performance conditions and will cliff vest in three years or less.
As of December 31, 2021, the Company had $143.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of stock awards exercised and restricted stock units released during the years ended December 31, 2021 and 2020 was $78.1 million and $20.9 million, respectively.
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
There were no options granted during the year ended December 31, 2021. The assumptions used for options granted under the Plan and 2003 LTIP during the years ended December 31, 2020 and 2019, respectively, are as follows:

	Year Ended December 31,
	2020	2019
Volatility	46.7%	38.1%
Risk-free interest rate	1.0%	2.5%
Expected term (years)	6.5	6.5
Forfeiture rate	5.5%	5.5%
Weighted average grant date fair value per option	$8.07	$11.03
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
In connection with the Combination, the Company assumed certain post retirement defined benefit pension plans sponsored by Upjohn. The most significant plans include those in Puerto Rico, Ireland and Japan. Upjohn is also the sponsor of one postretirement medical plan in Puerto Rico. As part of the acquisition accounting, the Company has recorded the fair value of these plans. Upon completion of the Combination, the excess of projected benefit obligation over the plan assets was recognized as a liability and any existing unrecognized actuarial gains or losses and unrecognized service costs or benefits were eliminated in purchase accounting.

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

Included in accumulated other comprehensive loss as of December 31, 2021 and 2020 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Unrecognized actuarial (gain) loss	$(59.9)	$33.9	$21.7	$5.7
Unrecognized prior service cost (credit)	6.6	(1.4)	(3.7)	0.6
Total	$(53.3)	$32.5	$18.0	$6.3
The unrecognized net actuarial losses exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants. The increase in accumulated other comprehensive loss in 2021 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain) loss	$(102.2)	$16.2
Amortization of actuarial gain/(loss)	7.6	(0.2)
Unrecognized prior service credit (cost)	8.0	(4.3)
Amortization of prior service costs	(0.5)	—
Impact of foreign currency translation	1.3	—
Net change	$(85.8)	$11.7
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Service cost	$38.6	$23.5	$20.7	$3.4	$1.2	$0.6
Interest cost	31.6	13.5	13.6	2.6	1.4	1.5
Expected return on plan assets	(66.1)	(19.9)	(12.1)	—	—	—
Plan curtailment, settlement and termination	(16.5)	1.1	(0.3)	—	—	3.2
Amortization of prior service costs	0.9	—	0.9	—	—	—
Recognized net actuarial losses (gains)	1.3	0.4	(0.8)	0.2	0.3	0.2
Net periodic benefit cost	$(10.2)	$18.6	$22.0	$6.2	$2.9	$5.5
During the year ended December 31, 2021, the Company recognized a settlement gain as a result of cash payments from lump sum elections related to the U.S. and Puerto Rico pension plans.

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2021 and 2020.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2021	2020	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$2,145.8	$674.7	$188.8	$33.8
Service cost	38.6	23.5	3.4	1.1
Interest cost	31.6	13.5	2.6	1.4
Participant contributions	2.0	1.8	2.4	0.1
Acquisitions	4.0	1,389.4	—	153.1
Plan settlements and terminations	(128.6)	(23.1)	(4.3)	(0.2)
Actuarial (gains) losses	(26.1)	37.2	16.2	1.1
Benefits paid	(52.8)	(24.6)	(20.7)	(1.6)
Impact of foreign currency translation	(67.9)	53.4	—	—
Projected benefit obligation, end of year	$1,946.6	$2,145.8	$188.4	$188.8

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,354.6	$315.7	$—	$—
Actual return on plan assets	141.7	46.0	—	—
Company contributions	97.0	58.2	18.3	1.7
Participant contributions	2.0	1.8	2.4	0.1
Acquisitions	(2.1)	959.3	—	—
Plan settlements	(128.9)	(23.1)	—	(0.2)
Benefits paid	(52.8)	(24.6)	(20.7)	(1.6)
Impact of foreign currency translation	(45.1)	21.3	—	—
Fair value of plan assets, end of year	1,366.4	1,354.6	—	—
Funded status of plans	$(580.2)	$(791.2)	$(188.4)	$(188.8)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2021 and 2020:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Noncurrent assets	$117.2	$70.7	$—	$—
Current liabilities	(14.6)	(15.1)	(16.1)	(16.3)
Noncurrent liabilities	(682.8)	(846.8)	(172.3)	(172.5)
Net accrued benefit costs	$(580.2)	$(791.2)	$(188.4)	$(188.8)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $1.86 billion and $2.04 billion at December 31, 2021 and 2020, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2021 and 2020 were as follows:

	December 31,
(In millions)	2021	2020
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,591.8	$1,747.2
Accumulated benefit obligation	1,546.4	1,678.2
Fair value of plan assets	904.1	893.9
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2021 and 2020 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63.1	$1.9	$—	$65.0
Equity securities	53.9	497.2	—	551.1
Fixed income securities	211.4	405.5	—	616.9
Assets held by insurance companies and other	10.2	41.6	81.6	133.4
Total	$338.6	$946.2	$81.6	$1,366.4

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$51.2	$0.6	$—	$51.8
Equity securities	145.3	468.1	—	613.4
Fixed income securities	292.6	299.4	—	592.0
Assets held by insurance companies and other	4.0	20.0	73.4	97.4
Total	$493.1	$788.1	$73.4	$1,354.6
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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2021 and 2020:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.3%	1.9%	2.5%	1.9%
Expected return on plan assets	5.1%	4.3%	—%	—%
Rate of compensation increase	3.1%	2.9%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2021:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	1.9%	1.6%	2.3%	1.9%	3.3%	4.3%
Expected return on plan assets	5.1%	4.3%	4.3%	—%	—%	—%
Rate of compensation increase	2.9%	2.7%	2.9%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2021 was 5.7% declining to a projected 4.5% in the year 2037. For 2022, the assumed weighted-average healthcare cost trend rate used will be 6.3% declining to a projected 4.0% in the year 2045. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2022	$101.8	$16.1
2023	97.1	16.5
2024	103.0	16.9
2025	100.7	16.8
2026	104.3	16.6
Thereafter	528.5	73.0
Total	$1,035.4	$155.9
Defined Contribution Plans
The Company sponsors defined contribution plans covering its employees in the U.S. and Puerto Rico, as well as certain employees in a number of countries outside the U.S. The Company’s domestic defined contribution plans consist primarily of a Profit Sharing 401(k) Plan and a 401(k) retirement plan for union-represented employees. Profit sharing contributions are made at the discretion of the Board of Directors. The Company’s non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the consolidated statements of operations when they are earned.

The Company maintains a 401(k) Restoration Plan, which permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.
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
Total employer contributions to defined contribution plans were approximately $107.4 million, $115.5 million and $95.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Other Benefit Arrangements
The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund (the “PACE Plan”) provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing plant in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the PACE Plan effective May 10, 2012. In 2013, the PACE Plan trustee notified the Company that its withdrawal liability was approximately $27.3 million, which was accrued by the Company in 2013. The withdrawal liability is being paid over a period of approximately nine years; payments began in March 2014. The withdrawal liability was approximately $5.5 million and $8.9 million at December 31, 2021 and 2020, respectively. The Employer Identification Number for the PACE Plan is 11-6166763.
15.Segment Information
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics and biosimilars, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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

	Net Sales			Segment Profitability
	Years Ended December 31,			Years Ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Reportable Segments:
Developed Markets	$10,428.7	$8,510.9	$8,240.0	$5,143.1	$4,243.9	$4,137.3
Greater China	2,212.8	259.9	214.6	1,397.1	52.7	89.9
JANZ	2,027.4	1,195.3	1,192.5	762.4	364.6	323.2
Emerging Markets	3,144.7	1,853.8	1,723.2	1,402.4	610.4	561.9
Total reportable segments	$17,813.6	$11,819.9	$11,370.3	$8,705.0	$5,271.6	$5,112.3

Reconciling items:
Intangible asset amortization expense				(2,702.2)	(1,605.8)	(1,582.7)
Intangible asset impairment charges				(102.8)	(82.4)	(180.6)
Globally managed research and development costs				(751.1)	(555.1)	(639.9)
Litigation settlements & other contingencies				(329.2)	(107.8)	21.4
Transaction related and other special items				(2,832.2)	(1,739.7)	(682.2)
Corporate and other unallocated				(2,021.5)	(1,391.6)	(1,332.8)
(Loss) earnings from operations				$(34.0)	$(210.8)	$715.5

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2021, 2020, and 2019:

	Percentage of Consolidated Net Sales
	2021	2020	2019
McKesson Corporation	9%	13%	15%
AmerisourceBergen Corporation	9%	10%	9%
Cardinal Health, Inc.	5%	8%	8%

Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2021	2020	2019
United States	$4,176.4	$3,746.1	$3,965.9
China	1,981.5	216.1	171.1
____________
No other country’s net sales represents more than 10% of consolidated net sales.

16.Commitments
The Company has entered into employment and other agreements with certain executives and other employees that provide for compensation, retirement and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from closing date. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2021 and 2020, the Company incurred $30.4 million and $53.1 million, respectively, related to this provision of the TSA.

In conjunction with the Combination, during the year ended December 31, 2020, the Company accrued approximately $26.9 million due to change in control clauses in employment arrangements for certain former Mylan employees, which was paid during 2021. In addition, the Company entered into retention agreements with certain key employees, whereby they agreed to continue to provide service to the Company for a period of time after the Combination. The Company is recording the expense for these agreements over the applicable service periods.

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
17.Restructuring
2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. Viatris’ restructuring initiative incorporates and expands on the restructuring program announced by Mylan N.V. earlier in 2020 as part of its business transformation efforts. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products.
For the committed restructuring actions, the Company expects to incur total pre-tax charges of up to approximately $1.4 billion. Such charges are expected to include up to approximately $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of up to approximately $950 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and other plant disposal costs. In addition, management believes the potential annual savings related to these committed restructuring activities to be up to approximately $900 million once fully implemented, with most of these savings expected to improve operating cash flow.

The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Charges (2)	$195.6	$75.7	$271.3
Acquired in the Combination	91.7	0.3	92.0
Cash payment	(25.1)	(0.4)	(25.5)
Utilization	—	(70.8)	(70.8)
Foreign currency translation	0.4	—	0.4
Balance at December 31, 2020	$262.6	$4.8	$267.4
Charges (1)	396.1	496.1	892.2
Reimbursable restructuring charges	26.4	—	26.4
Cash payment	(385.5)	(151.7)	(537.2)
Utilization	—	(345.0)	(345.0)
Foreign currency translation	(7.0)	(0.1)	(7.1)
Balance at December 31, 2021	$292.6	$4.1	$296.7

As part of the Combination, the Company acquired reserve balances related to restructuring activities initiated by the Upjohn Business prior to the Combination, primarily related to accrued severance.

2016 Restructuring Program
Mylan previously announced a restructuring program representing a series of actions in certain locations to further streamline its operations globally. We incurred total restructuring related costs of approximately $733.0 million through December 31, 2020. The 2016 Restructuring Program was substantially completed at December 31, 2020.
In April 2018, the FDA completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. In the fourth quarter of 2018, Mylan received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter were addressed within the context of the Mylan’s comprehensive restructuring and remediation activities. On May 11, 2020, Mylan received the close-out of the warning letter. On December 11, 2020, the Company announced that it expects the Morgantown plant to be closed or divested as part of the 2020 Restructuring Program. The Morgantown plant was closed during the third quarter of 2021.

The following table summarizes the restructuring charges and the reserve activity for the 2016 restructuring program from December 31, 2018 to December 31, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2018:	$60.8	$11.8	$72.6
Charges (3)	16.6	88.0	$104.6
Cash payment	(48.9)	(10.5)	$(59.4)
Reclassifications	—	(8.1)	$(8.1)
Utilization	—	(78.3)	$(78.3)
Foreign currency translation	(2.1)	(0.1)	$(2.2)
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (2)	9.9	40.6	50.5
Cash payment	(18.1)	(7.6)	(25.7)
Utilization	—	(32.9)	(32.9)
Foreign currency translation	$1.8	$(0.1)	$1.7
Balance at December 31, 2020:	$20.0	$2.8	$22.8

(1)     For the year ended December 31, 2021, total restructuring charges for the 2020 Restructuring Program, in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $623.8 million, $5.8 million, $138.1 million, $94.1 million, and $30.4 million, respectively.
(2)     For the year ended December 31, 2020, total restructuring charges, for both programs, in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $292.1 million, $18.4 million, $2.9 million, and $8.4 million, respectively.
(3)     For the year ended December 31, 2019, total restructuring charges for the 2016 Restructuring Program in Developed Markets and JANZ were approximately $100.4 million and $4.2 million, respectively.
At December 31, 2021 and 2020, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the consolidated balance sheets.
18.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 9 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2021 totaled approximately $351 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $18 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Revance
On February 28, 2018, the Company and Revance entered into an agreement with Revance pursuant to which the Company and Revance are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. Under the agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is being shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses. During the year ended December 31, 2020, the Company recorded $30 million of R&D expense for a milestone payment that was due upon the decision to continue the development program.
Momenta
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s biosimilar candidates. Under the terms of the agreement, the Company and Momenta were jointly responsible for product development and equally shared in the costs and profits of the products with Viatris leading the worldwide commercialization efforts. In January 2019, the parties agreed to the termination of all collaboration activities, except for the continued development of M710, a proposed biosimilar to EYLEA®. In October 2020, Momenta was acquired by Johnson & Johnson. The parties continue to collaborate on the development of M710.

Theravance Biopharma
On January 30, 2015, the Company entered into a development and commercialization collaboration with Theravance Biopharma, for revefenacin. On November 9, 2018, the Company announced that the FDA approved the NDA for YUPELRI® (revefenacin) inhalation solution for the maintenance treatment of patients with COPD. YUPELRI®, a LAMA, is the first and only once-daily, nebulized bronchodilator approved for the treatment of COPD in the U.S. Viatris is responsible for commercial manufacturing and commercialization. Theravance Biopharma is co-promoting the product in the hospital channel under a profit-sharing arrangement.
In 2019, the Company acquired exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR and Taiwan. Theravance Biopharma received an upfront payment of $18.5 million and will be eligible to receive additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs. The upfront payment was recorded as R&D expense during the year ended December 31, 2019.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2021, the Company has paid a total of $50.0 million in milestone payments to Theravance Biopharma.
Biocon
The Company has entered into exclusive collaborations with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. Under the agreements with Biocon, the Company has exclusive commercialization rights for the products under the collaborations in the U.S., Canada, Japan, Australia, New Zealand and in the EU and European Free Trade Association countries.
In December 2017, the FDA approved Ogivri® (trastuzumab-dkst), a biosimilar to Herceptin® (trastuzumab). Ogivri® has been approved for all indications included in the label of the reference product, Herceptin, including for the treatment of HER2-overexpressing breast cancer and metastatic stomach cancer (gastric or gastroesophageal junction adenocarcinoma). On December 2, 2019, the Company and Biocon announced the U.S. launch of Ogivri®
In June 2018, the Company and Biocon announced that the FDA approved Fulphila® (pegfilgrastim-jmdb), a biosimilar to Neulasta® (pegfilgrastim). Fulphila® has been approved to reduce the duration of febrile neutropenia (fever or other signs of infection with a low count of neutrophils, a type of white blood cells) in patients treated with chemotherapy in certain types of cancer. The commercial launch of Fulphila® occurred in 2018.
In August, 2020, the Company and Biocon announced the U.S. launch of SEMGLEE® (insulin glargine injection) in vial and pre-filled pen presentations, approved to help control high blood sugar in adult and pediatric patients with type 1 diabetes and adults with type 2 diabetes.
On July 28, 2021, Viatris and Biocon announced that the FDA had approved SEMGLEE® (insulin glargine-yfgn) injection as the first interchangeable biosimilar product under the 351(k) regulatory pathway. The interchangeable SEMGLEE® product, which allows substitution of SEMGLEE® for the reference product, Lantus®. The commercial launch occurred in the fourth quarter of 2021. The Company has exclusivity for 12 months from launch before the FDA can approve another biosimilar interchangeable to Lantus®.
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

FKB
On February 22, 2018, the Company entered into a collaboration license and distribution agreement with FKB for the distribution of Hulio®, a biosimilar to AbbVie's Humira® (adalimumab). Under the agreement, the Company has exclusive commercialization rights for the product in the EU and the European Economic Area countries and FKB is responsible for development, manufacturing and supply of the product.
On September 20, 2018, the Company received final approval from the Commission to market Hulio® for all adalimumab indications in all 28 EU member states and the European Economic Area. Under the agreement, FKB received an upfront payment of $25.0 million, an approval milestone of $10.0 million and is eligible for a royalty based upon net sales.
On February 27, 2019, the Company amended its agreements with FKB for the commercialization of Hulio®. Under the amended agreements, the Company received the exclusive global commercialization rights for Hulio® and FKB received an additional upfront payment of $33.0 million, of which $23.3 million was recorded as a component of R&D expense during the year ended December 31, 2019. In addition, FKB is eligible to receive additional commercial milestones and royalty payments under the amended agreements.
On July 9, 2020, the Company announced that the FDA approved Hulio® (adalimumab-fkjp), a biosimilar to AbbVie's Humira® (adalimumab), for the treatment of rheumatoid arthritis, juvenile idiopathic arthritis (4 years and older), psoriatic arthritis, ankylosing spondylitis, adult Crohn's disease, ulcerative colitis and plaque psoriasis, in both prefilled syringe and auto-injector presentations. In accordance with its patent license agreement with AbbVie, the Company will be able to launch Hulio® in the U.S. in July 2023.
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
The Company made an initial upfront payment of $10.0 million which was accounted for as R&D expense during the year ended December 31, 2019. Additionally, under the terms of the agreement, the Company acquired $25.0 million worth of equity shares in the privately owned research company during the year ended December 31, 2020. The investment is accounted for in accordance with ASC 321, Investments - Equity Securities. During the year ended December 31, 2021, the Company entered into an agreement with this entity for the future development of an ophthalmic product. The agreement included an upfront payment of $40.0 million which was accounted for as R&D expense.
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
Biocon Biologics Agreement
On February 28, 2022, the Company entered into an agreement to contribute its biosimilars business to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, $1.0 billion of convertible preferred equity and up to $335 million as additional cash payments that are expected to be paid in 2024. Viatris will own a stake of at least 12.9% of Biocon Biologics, on a fully-diluted basis, and will have certain priority rights with respect to certain liquidity events. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close in the second half of 2022 and is subject to customary closing conditions (including regulatory approvals).
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
EpiPen® Auto-Injector Litigation
The Company and a former Mylan N.V. officer (collectively the “Mylan Defendants”) have been named as defendants in indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases asserted violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated or centralized. The District Court initially certified an antitrust class that applied to 17 states and a RICO class. On June 23, 2021, the Court granted – in substantial part – the Mylan Defendants’ motion for summary judgment by dismissing certain antitrust claims and the RICO claims, which included RICO claims asserted against the former Mylan N.V. officer. Plaintiffs’ motions for reconsideration and to certify an interlocutory appeal of the summary judgment decision with respect to the RICO claims were denied. On July 8, 2021, the Mylan Defendants filed a motion to decertify the class action with respect to the remaining antitrust theory, which concerns a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. The motion to decertify was granted in part, decertifying portions of the class action asserting claims under the laws of certain states and dismissing one named plaintiff, and was denied in all other respects. The Mylan Defendants had filed a motion for reconsideration of this decision, which was pending. In February 2022, the parties reached an agreement to fully resolve this matter for $264 million. The settlement is subject to court approval and contains an express provision disclaiming and denying any wrongdoing or liability by the Mylan Defendants. During the year ended December 31, 2021, the Company recognized an accrual of approximately $264.0 million related to this litigation.

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
The Company has a total accrual of approximately $274.0 million related to these matters at December 31, 2021, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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

The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. A decision on Defendants’ motion for summary judgment seeking to dismiss the case in its entirety and Plaintiffs’ cross-motion for partial summary judgment as to portions of certain claims is pending.

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

The Company sought indemnification from Merck KGaA with respect to the €7.8 million portion of the fine for which Merck KGaA and the Company were held jointly and severally liable. Merck KGaA counterclaimed against the Company seeking the same indemnification. In June 2018, the Frankfurt Regional Court issued a judgment ordering the Company to indemnify Merck KGaA with respect to the amount for which the parties were held jointly and severally liable. The parties have resolved this matter.

The Company has accrued approximately €11.4 million as of December 31, 2021 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
U.K. Competition and Markets Authority
Paroxetine
On August 12, 2011, the Company received notice that the Office of Fair Trading (now the “CMA”) opened an investigation regarding possible infringement of the Competition Act 1998 and Articles 101 and 102 of the Treaty on the Functioning of the EU, with respect to alleged agreements related to Paroxetine. The CMA issued a decision on February 12, 2016, finding that the Company, Merck KGaA, and other companies were liable for infringing EU and U.K. competition rules. The CMA issued a penalty to Merck KGaA of approximately £5.8 million, for which the Company is jointly and severally liable for approximately £2.7 million. On appeal, the Competition Appeals Tribunal affirmed the CMA’s decision but reduced the penalty to Merck KGaA to approximately £3.9 million, and reduced the amount for which the Company is jointly and severally liable to approximately £2.05 million. The CMA’s matter as to the Company is now closed.

The Company has also received a notice from the NHS England and Wales stating an intention to commence follow-on litigation and asserting monetary damages.
The Company has accrued approximately £8.8 million as of December 31, 2021 related to this matter. It is reasonably possible that the Company will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $74.8 million as of December 31, 2021 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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

Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. The state court proceedings remain pending in various jurisdictions, including in California, Missouri, and New York. On January 27, 2021, the California Court granted Pfizer’s motion to exclude the opinions of plaintiffs’ only general causation expert in connection with his opinions involving the three lowest doses of Lipitor (10, 20 and 40 mg). The Company’s motion for summary judgment in connection with the 10, 20, and 40 mg plaintiffs was granted, resulting in their dismissal. On November 3, 2021, the Court granted the Company’s motion seeking the dismissal of the remaining cases involving the highest dose of Lipitor (80 mg).

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
Dilantin
Since 2018, a number of individual and multi-plaintiff lawsuits have been filed against Pfizer and related entities in various federal and state courts, alleging that the plaintiffs developed cerebellar atrophy as a result of the ingestion of Dilantin. Plaintiffs seek compensatory and punitive damages. The parties have resolved this matter.

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
The Company has accrued approximately $226.9 million as of December 31, 2021 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
On September 10, 2018, Mylan Pharmaceuticals Inc. (“MPI”) filed IPR petitions challenging five device patents (the ‘844, ‘044, ‘069, ‘486, and ‘008 patents). On April 2, 2020 and May 29, 2020, the PTAB issued final written decisions in the IPR proceedings finding all challenged claims unpatentable except for two claims of the ‘008 patent for which Sanofi granted the Company a covenant not to sue as described above. On appeal, the Federal Circuit affirmed the PTAB’s decisions finding the challenged patents unpatentable, including the ‘844 patent, and dismissed Sanofi’s appeal of the District Court decision as moot.
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
After a trial involving only the ’514 patent on June 18, 2020, the District Court issued a judgment finding all claims of the ’514 patent invalid for lack of adequate written description. On appeal, the Federal Circuit affirmed the District Court’s judgment. Biogen has filed a petition for rehearing.
On July 13, 2018, MPI filed an IPR petition challenging the ’514 patent based only on obviousness. On February 5, 2020, the PTAB issued a final written decision finding the claims not obvious. MPI’s appeal was denied as moot in light of the above-described Federal Circuit decision affirming the District Court’s invalidity judgment.

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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, Scotland and Northern Ireland) filed their claims. The claims filed by Sandoz, Teva, Actavis, and Ranbaxy have been resolved.

Lyrica - Canada
In June 2014, Pharmascience Inc. (“PMS”) commenced an action against Pfizer Canada Inc., Warner-Lambert Company and Warner-Lambert Company LLC (the Pfizer Canada Defendants) seeking damages in connection with an earlier unsuccessful patent litigation brought by the Pfizer Canada Defendants involving pregabalin. PMS claimed lost profit damages from November 30, 2010, the date it received tentative regulatory approval for its pregabalin product, to February 13, 2013, the date Pfizer’s patent case against PMS was dismissed. The parties have resolved the matter.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8.4 million accrued related to these various other legal proceedings at December 31, 2021.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended December 31, 2021, the Company continued to transition certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the transition period, which is expected through the end of calendar year 2022. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its internal control over financial reporting, there are inherent risks in implementing any new ERP system and the Company has evaluated and tested control changes in order to provide Management’s Report on Internal Control over Financial Reporting for the year ended December 31, 2021.
Management’s Report on Internal Control over Financial Reporting is on page 79, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 83, which is incorporated herein by reference.
ITEM 9B.Other Information
None.
ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	22,434,618	$20.60	59,591,643
Equity compensation plans not approved by security holders	—	—	—
Total	22,434,618	$20.60	59,591,643
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
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2021	$159.9	16.0	—	(21.4)	$154.5
Year ended December 31, 2020	$72.8	16.9	77.3	(7.1)	$159.9
Year ended December 31, 2019	$98.2	14.2	—	(39.6)	$72.8
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$443.6	82.2	260.8	(6.2)	$780.4
Year ended December 31, 2020	$603.5	39.0	—	(198.9)	$443.6
Year ended December 31, 2019	$806.0	36.8	—	(239.3)	$603.5
____________
(1)These amounts include opening balances of the Upjohn Business acquired in the Combination.

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

2.2(a)	Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on July 29, 2019, and incorporated herein by reference.^
2.2(b)
Amendment No. 1, dated as of February 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed by Mylan N.V. as Exhibit 2.1 to the Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.

2.2(c)	Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on June 1, 2020, and incorporated herein by reference. ^
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

3.1(a)	Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 13, 2020, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 16, 2020, filed as Exhibit 3.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Viatris Inc., effective as of November 16, 2020, filed as Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.
4.1(a)	Indenture, dated December 21, 2012, between and among Mylan Inc., as issuer, the guarantors named therein, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 24, 2012, and incorporated herein by reference.
4.1(b)	First Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed as Exhibit 4.4 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed by Mylan N.V. as Exhibit 4.3(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
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

4.10
Description of Viatris Inc. Securities Registered Under Section 12 of the Exchange Act, filed as Exhibit 4.10 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.

10.1(a)	Viatris Inc. 2020 Stock Incentive Plan, included as Exhibit 10.1 to Amendment No. 1 to Form 10 filed by Upjohn Inc. with the SEC on February 6, 2020, and incorporated herein by reference.*
10.1(b)
Form of Make-Whole Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan, filed as Exhibit 10.1(b) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(c)
Form of Retention Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan, filed as Exhibit 10.1(c) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(d)
Form of Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan for Michael Goettler and Sanjeev Narula, filed as Exhibit 10.1(d) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(e)
Value Creation Incentive Award Performance-Based Restricted Stock Unit Award Agreement for Robert J. Coury under the Viatris Inc. 2020 Stock Incentive Plan, effective as of November 23, 2020, filed as Exhibit 10.1(e) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(f)	Form of Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021, included as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021 and incorporated by reference herein.*
10.1(g)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021, included as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021 and incorporated by reference herein.*

10.1(h)
Form of Director Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after March 2, 2021, included as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021 and incorporated by reference herein.*

10.2
Letter Agreement entered into on February 6, 2020 by and between Pfizer Inc. and Sanjeev Narula, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.3
Letter Agreement entered into on June 25, 2019 by and between Pfizer Inc. and Sanjeev Narula, filed as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.4
Letter Agreement entered into on June 26, 2019 by and between Pfizer Inc. and Michael Goettler, filed as Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.5
Letter Agreement entered into on July 29, 2019 by and between Pfizer Inc. and Michael Goettler, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.6
Severance Agreement entered into on December 3, 2020 by and between Viatris Inc. and Michael Goettler, filed as Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.7
Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Rajiv Malik, filed as Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.8
Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Anthony Mauro, filed as Exhibit 10.1 to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.9
Executive Employment Agreement, entered into on November 20, 2020, by and between Viatris Inc. and Robert J. Coury, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.10(a)	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. with the SEC on May 25, 2016, and incorporated herein by reference.*

10.10(b)	Amendment to Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. on May 25, 2016, and incorporated herein by reference.*
10.10(c)	Amendment to the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.10(d)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*
10.10(e)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.10(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(g)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(l) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(h)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 21, 2018, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.*
10.10(i)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted on or after February 21, 2018, filed by Mylan N.V. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2018, and incorporated herein by reference.*

10.10(j)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(k)	Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(l)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(m)
Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.10(n)
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

10.20	Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed by Mylan N.V. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*
10.21	Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.22	Letter Agreement, dated June 3, 2016, among Mylan N.V., Mylan Inc., and Robert J. Coury, filed by Mylan N.V. as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2016, and incorporated herein by reference.*
10.23	Form of Waiver Letter with respect to Specified Award Agreements by and between Mylan N.V. and Rajiv Malik, February 23, 2017, filed by Mylan N.V. as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference. *
10.24	2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.29 to the Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.*
10.25
Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers, filed as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

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
10.28(a)
Revolving Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.28(b)
Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.29
Delayed Draw Term Loan Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and MUFG Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.30
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.31
Form of Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.32	Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.33	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.34	Registration Rights Agreement, dated as of June 22, 2020, by and between Upjohn Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Morgan Stanley and Co. LLC, and Mizuho Securities USA LLC, as representatives of the several initial purchasers of the U.S. Dollar Notes, filed as Exhibit 4.8 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 26, 2020, and incorporated herein by reference.

10.35(a)	Asset Purchase Agreement, dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed by Mylan N.V. as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.^
10.35(b)
Amendment No. 1, dated as of November 5, 2020, to the Asset Purchase Agreement dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed as Exhibit 10.34(b) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference. ^

10.36	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.37	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^

10.38	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.39	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.40	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.41	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.42	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.43	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
21	Subsidiaries of the registrant.
22	List of subsidiary guarantors and issuers of guaranteed securities.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

Viatris Inc.

by	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2022.

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