Form 10-K/A
period 2021-12-31
Viatris Inc
filed 2022-04-29
CIK 1792044

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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of April 25, 2022 was 1,212,301,241.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Pittsburgh, Pennsylvania	Auditor Firm ID: 34

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed on February 28, 2022 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2021. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, the “Company,” “Viatris,” “our,” and “we” mean Viatris Inc. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Global Select Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States (“U.S.”).
On November 16, 2020, Viatris, formerly known as Upjohn Inc., Mylan N.V. (“Mylan”) and Pfizer Inc. (“Pfizer”) consummated the combination of Mylan with Pfizer’s Upjohn business (the “Upjohn Business”) through a Reverse Morris Trust transaction. In accordance with the terms and conditions of the Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates (the “Business Combination Agreement”) and the Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time, (1) Pfizer contributed the Upjohn Business to Viatris, so that the Upjohn Business was separated from the remainder of Pfizer’s businesses (the “Separation”), (2) following the Separation, Pfizer distributed, on a pro rata basis (based on the number of shares of Pfizer common stock held by holders of Pfizer common stock as of the record date of November 13, 2020 (the “Record Date”)), all of the shares of Viatris common stock held by Pfizer to Pfizer stockholders as of the Record Date (the “Distribution”), and (3) immediately following the Distribution, Viatris and Mylan engaged in a strategic business combination transaction (the “Combination”). As a result of the Combination, Viatris holds the combined Upjohn Business and Mylan business. In accordance with
ASC 805, Business Combinations
, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter.
Forward-Looking Statements
This Amendment contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the pending transaction between Viatris and Biocon Biologics Limited (“Biocon Biologics”), a majority owned subsidiary of Biocon Limited, pursuant to which Viatris will contribute its biosimilar products and programs to Biocon Biologics in exchange for cash consideration and a convertible preferred equity interest in Biocon Biologics (“Biocon Biologics Transaction”), statements about the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	the integration of Mylan and the Upjohn Business or the implementation of the Company’s global restructuring program being more difficult, time consuming or costly than expected;

•	the pending Biocon Biologics Transaction may not achieve its intended benefits;

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
Non-GAAP
Financial Measures
This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP
financial measures, including adjusted EBITDA, free cash flow and gross leverage ratio, leverage or leverage ratio, are presented in order to supplement investors’ and other readers’ understanding and assessment of Viatris’ financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP
financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using these adjusted metrics, along with other performance metrics. In addition, the Company believes that including EBITDA and supplemental adjustments applied in presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, is used, in part, for management’s incentive compensation. Appendix A to this Amendment contains reconciliations of such non-GAAP
financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related

U.S. GAAP financial measures and the reconciliations of the
non-GAAP
measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP
measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

VIATRIS INC.
INDEX TO FORM
10-K/A
For the Year Ended December 31, 2021

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Executive Officers

The following table sets forth the names, ages, and positions of Viatris’ executive officers as of April 25, 2022:

Michael Goettler	54	Chief Executive Officer (principal executive officer)
Rajiv Malik	61	President
Sanjeev Narula	61	Chief Financial Officer (principal financial officer)
Paul Campbell	55	Chief Accounting Officer and Corporate Controller (principal accounting officer)
Brian Roman	52	Global General Counsel
Andrew Cuneo	46	President, Japan, Australia and New Zealand (“JANZ”)
Anthony Mauro	49	President, Developed Markets
Xiangyang (Sean) Ni	53	President, Greater China
Menassie Taddese	52	President, Emerging Markets
Robert J. Coury	61	Executive Chairman
Michael Goettler
. Mr. Goettler has served as Viatris’ Chief Executive Officer (“CEO”) since the closing of the Combination on November 16, 2020. His responsibilities include leading the overall performance of the Company and executing on the strategies developed in collaboration with the Executive Chairman and the Company’s Board of Directors (the “Board” or “Viatris Board”), among other responsibilities. Additional details regarding Mr. Goettler’s background and experience can be found under the heading “Viatris Board of Directors” on page 6.
Rajiv Malik
. Mr. Malik has served as Viatris’ President since the closing of the Combination on November 16, 2020. His responsibilities include the day-to-day
operations of the Company, overseeing the Company’s commercial business units, the Medical, Information Technology and Quality functions, and Research and Development (“R&D”) and Operations. Additional details regarding Mr. Malik’s background and experience can be found under the heading “Viatris Board of Directors” on page 8.
Sanjeev Narula
. Mr. Narula has served as Viatris’ Chief Financial Officer since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the global Finance Department, which includes corporate controllership, financial planning and analysis, internal audit, and tax functions, among others. Prior to the Combination, Mr. Narula served as Chief Financial Officer of Pfizer’s Upjohn division (“Upjohn”) beginning in January 2019, with responsibility for oversight of finance, procurement and business technology for all functions of the business. From January 2014 to January 2019, Mr. Narula served as Vice President, Finance for Pfizer’s Essential Health Business, with responsibility for finance, business development, financial planning and analysis, and the operating plan process and forecasting. Mr. Narula also held several other financial leadership positions during his 16 years at Pfizer and Upjohn, including as the finance lead for the Primary Care Business Unit. Prior to joining Pfizer, Mr. Narula held financial and operational leadership roles at American Express and Xerox.
Paul Campbell
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
Brian Roman
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
Andrew Cuneo
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
Anthony Mauro
. Mr. Mauro has served as President, Developed Markets since the closing of the Combination on November 16, 2020. His responsibilities include oversight of the commercial functions in more than 35 countries in North America and Europe, including sales and marketing strategies in those regions. From January 2016 until the closing of the Combination, Mr. Mauro served as Chief Commercial Officer of Mylan, with responsibility for overseeing Mylan’s commercial businesses around the world. Prior to 2016, Mr. Mauro served as Mylan’s President, North America beginning January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. Mr. Mauro previously served as Chief Operating Officer of Mylan Pharmaceuticals ULC in Canada, Vice President of North America Strategic Development, and Vice President of North America Sales.
Xiangyang (Sean) Ni
. Mr. Ni has served as President, Greater China since the closing of the Combination on November 16, 2020. His responsibilities include oversight of day-to-day
operations in the region and overseeing the development and execution of the Company’s strategy in Greater China. From March 2019 until the closing of the Combination, Mr. Ni served as Senior Vice President of Global Strategy, Business Development, and Commercial Development at Pfizer’s Upjohn division, with responsibility for corporate strategy, business development, global marketing, pricing and channel management, commercial operations, and commercial excellence. He was Head of Established Brands, Global Product and Portfolio Strategy with AstraZeneca from July 2017 until February 2019, with responsibility for the global established brands portfolio based in the U.S. Prior to that, he was Vice President of Alliances and Business Development for AstraZeneca China from April 2014 until July 2017 and Executive Director, Strategic Planning and Business Development from February 2013 to April 2014.
Menassie Taddese
. Mr. Taddese has served as President, Emerging Markets since the closing of the Combination on November 16, 2020. His responsibilities include oversight of day-to-day
operations in the segment, including leading the segment’s commercial team and establishing and executing on the

Company’s strategy. From October 2018 until the closing of the Combination, Mr. Taddese served as Regional President, Emerging Markets at Pfizer’s Upjohn division, with commercial responsibility for the Upjohn Business across the segment. From December 2017 until October 2018, Mr. Taddese served as Regional President for Pfizer’s Essential Health business in Africa and the Middle East, with responsibility for Pfizer’s established portfolio business throughout the region. Prior to that role, he served as Regional Lead and General Manager from January 2016 until November 2017, with responsibility for Pfizer’s Innovative Health Business in Africa and the Middle East. Previously, Mr. Taddese held a number of senior roles at Pfizer, including Vice President, Chief Financial Officer, Global Innovative Pharma North America from January 2014 until December 2015, and Vice President and Chief Financial Officer, US Primary Care from April 2011 to December 2013.
Robert J. Coury
. Mr. Coury has served as Viatris’ Executive Chairman since the closing of the Combination on November 16, 2020. Mr. Coury leads the Viatris Board, leads the strategic direction of the Company with the Board and in collaboration with executive management, advises the management team as they execute on the Company’s strategy to drive value creation, and leads Company strategy on highly complex and strategic initiatives, while also ensuring robust board engagement with shareholders and other key stakeholders, among other responsibilities. Additional details regarding Mr. Coury’s background and experience can be found under the heading “Viatris Board of Directors” on page 4.
Messrs. Coury, Goettler, and Malik are also members of the Viatris Board.
Pursuant to Viatris Inc.’s Amended and Restated Bylaws (“Bylaws”), officers hold office until their successors are chosen and qualify in their stead or until their earlier death, resignation or removal.
Viatris Board of Directors

Viatris’ Board currently consists of 13 directors.

Name	Age (1)	Other Positions with Viatris and Principal Occupation
W. Don Cornwell	74	Retired Chairman & Chief Executive Officer, Granite Broadcasting Corporation

Robert J. Coury	61	Executive Chairman, Viatris

JoEllen Lyons Dillon	58	Retired Executive Vice President, Chief Legal Officer and Corporate Secretary, The ExOne Company

Neil Dimick, C.P.A. (2)	72	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation

Michael Goettler	54	Chief Executive Officer, Viatris

Melina Higgins	54	Retired Partner and Managing Director, Goldman Sachs

James M. Kilts	74	Founding Partner, Centerview Capital

Harry A. Korman	64	Retired Chief Operating Officer, Mylan Inc.

Rajiv Malik	61	President, Viatris

Richard A. Mark, C.P.A.	68	Retired Partner, Deloitte & Touche LLP

Mark W. Parrish	66	Lead Independent Director and Vice Chairman, Viatris; Former Executive Chairman, TridentUSA Health Services

Ian Read	68	Operating Executive at The Carlyle Group; Retired Executive Chairman, Pfizer

Pauline van der Meer Mohr	62	Former President of the Executive Board at Erasmus University, Rotterdam

(1)	Ages as of April 25, 2022.

(2)	C.P.A. distinction is “inactive” status.
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
Mr. Coury was first elected to Mylan’s Board of Directors (the “Mylan Board”) in February 2002, having served since 1995 as a strategic advisor to the company. He became the Vice Chairman shortly after his election and served as Chief Executive Officer from September 2002 until January 2012. He then served as Executive Chairman from 2012 until he became non-executive
Chairman in June 2016. As Executive Chairman between 2012 and 2016, Mr. Coury’s primary responsibilities were similar to those noted above. As
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
Mr. Coury is the founder and president of the Robert J. Coury Family Foundation, which is a private foundation formed to help support his philanthropic efforts and his mission of giving back. He has served as a member of the University of Southern California President’s Leadership Council since 2014. Mr. Coury also serves on the Goldman Sachs Healthcare Advisory Council.
Mr. Coury’s qualifications to serve on the Viatris Board include, among others, his unique strategic vision, leadership, extensive knowledge of the industry and the Company and its management and businesses around the world, demonstrated outstanding business acumen, proven ability to proactively anticipate and respond to opportunities and challenges, and strong business judgment.
W. Don Cornwell
.
W. Don Cornwell has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Cornwell also has served on the board of directors of American International Group, Inc. (NYSE: AIG) since 2011, and serves on its Audit and Nominating and Corporate Governance Committees. He has also been a member of the board of directors of Natura & Co Holding S.A. (NYSE: NTCO) since January 2020 and serves on its Corporate Governance and Finance Committees. Mr. Cornwell was a Director of Avon Products, Inc. from 2002 until its acquisition by Natura in 2020. Mr. Cornwell served on the Pfizer

(NYSE: PFE) board of directors from 1997 until the closing of the Combination, where he most recently chaired the Regulatory and Compliance Committee and was a member of the Governance and Sustainability Committee. Mr. Cornwell served as Chairman and Chief Executive Officer of Granite Broadcasting Corporation from 1988 until his retirement in August 2009 and served as Vice Chair until December 2009. Mr. Cornwell also serves on the board of trustees of Big Brothers Big Sisters of New York City and is the Vice Chairman of the board of directors of Blue Meridian Partners, a partnership of philanthropists that invests in strategies to impact social problems confronting young people and families in poverty.
Mr. Cornwell’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, finance, the healthcare industry, human capital management including oversight of diversity, equity and inclusion, global business, legal and regulatory oversight, strategy and M&A.
JoEllen Lyons Dillon
.
Ms. Dillon has served on the Viatris Board since the closing of the Combination on November 16, 2020. Ms. Dillon served as a Director of Mylan from 2014 until the closing of the Combination, most recently chairing the Compensation and Governance and Nominating Committees, and serving as a member of the Audit, Compliance and Executive Committees. She served from March 2013 to August 2017 as an executive officer of The ExOne Company, a global provider of three-dimensional printing machines and services. She was promoted to Executive Vice President in December 2014, adding to her original duties as Chief Legal Officer and Corporate Secretary. She held responsibilities for, among other things, capital markets development, corporate strategic planning, human resources, global compliance, investor relations, and international business development within Europe and Asia. Previously, Ms. Dillon had an almost
25-year
legal career in corporate mergers and acquisitions and securities, where she represented both public and private companies in a variety of complex matters. She was a Partner with Reed Smith LLP, a law firm, from 2002 until 2011. She previously had been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a Partner in 1997. Ms. Dillon previously served as a member of the board of trustees of the Allegheny District chapter of the National Multiple Sclerosis Society and served as Chair and Audit Committee chair.
Ms. Dillon’s qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding public company management, corporate governance, finance, global business, legal and regulatory oversight, risk oversight, strategy and M&A.
Neil Dimick, C.P.A.
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

*	C.P.A. distinction is “inactive” status.

Mr. Dimick’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, finance, the healthcare industry, global business, risk oversight, strategy and M&A.
Michael Goettler
.
Mr. Goettler has served as Viatris’ CEO and on the Viatris Board since the closing of the Combination on November 16, 2020. His responsibilities include leading the overall performance of the Company and executing on the strategies developed in collaboration with the Executive Chairman and the Board, among other responsibilities.
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
Mr. Goettler’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, finance, the healthcare industry, human capital management including oversight of diversity, equity and inclusion, global business, strategy and M&A.
Melina Higgins
.
Ms. Higgins has served on the Viatris Board since the closing of the Combination on November 16, 2020. In May 2021, Ms. Higgins became the nonexecutive Chair of the board of directors of Genworth Financial Inc. (NYSE: GNW) (“Genworth”), an insurance company. She has been a member of Genworth’s board since September 2013 and serves on its Audit and Management Development & Compensation Committees. From March to December 2021 until the completion of its merger with Virgin Orbit, Ms. Higgins served on the board of NextGen Acquisition Corp. II, a special purpose acquisition company, chairing its Nominating and Corporate Governance Committee and serving on its Audit and Compensation Committees. In January 2016, Ms. Higgins became non-executive
Chair of the board of directors of Antares Midco Inc., a private company that provides financing solutions for middle market, private equity-backed transactions. Ms. Higgins served as a Director of Mylan from 2013 to the closing of the Combination, most recently chairing the Finance Committee and serving on the Audit, Compensation, and Executive Committees. She previously held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS), a global investment banking, securities and investment management firm, including Partner and Managing Director, from 1989 to 1992 and 1994 to 2010. Ms. Higgins served as a member of Goldman’s Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments. She also served as Head of the Americas for Private Debt and as co-Chairperson
of the Investment Advisory Committee for GS Mezzanine Partners funds. Ms. Higgins is a member of the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government.
Ms. Higgins’ qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding corporate governance, finance, global business, human capital management including oversight of diversity, equity and inclusion, risk oversight, strategy and M&A.

James M. Kilts
.
Mr. Kilts has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Kilts is a founding Partner of Centerview Capital, a private equity firm, and currently serves as Lead Director of Advantage Solutions Inc. (NASDAQ: ADV) and previously served as non-executive
Chairman beginning in October 2020 following that company’s combination with Conyers Park II Acquisition Corp., where he served as Executive Chairman from May 2019. Since August 2021, Mr. Kilts has served as co-Chief
Executive Officer of Conyers Park III Acquisition Corp. (NASDAQ: CPAAU, CPAA, CPAAW), a special purpose acquisition company. He has served as Chairman of The Simply Good Foods Company (NASDAQ: SMPL) since 2017, and serves on that company’s Nominating and Corporate Governance Committee. Since 2016, Mr. Kilts has served as a Director of Unifi Inc. (NYSE: UFI) and currently serves on that company’s Compensation Committee. Since 2006, Mr. Kilts has been a Director and Member of Centerview Capital Holdings LLC. Previously, Mr. Kilts served on the board of directors of Pfizer from 2007 until the closing of the Combination, where he most recently served on the Compensation Committee; MetLife, Inc. (NYSE: MET) from 2005 until June 2020, where he most recently chaired the Compensation Committee and was a member of the Governance and Corporate Responsibility Committee; The Procter & Gamble Company (NYSE: PG) from 2005 to 2006; as Chairman of Conyers Park Acquisition Corporation from its formation in April 2016 until its merger with The Simply Good Foods Company in July 2017; as a non-executive
Director of Nielsen Holdings plc (NYSE: NLSN) from 2006 until 2017, Chairman of Nielsen Holdings from 2011 until 2013, and Chairman of Nielsen Company B.V. from 2009 until 2014; and as a Director of MeadWestvaco Corporation from 2006 until 2014. Mr. Kilts also served as Chairman and Chief Executive Officer of The Gillette Company from 2001 to 2005 and President from 2003 to 2005, and as President and Chief Executive Officer of Nabisco Group Holdings Corporation from 1998 until its acquisition in 2000. Mr. Kilts also serves as a Life Trustee of Knox College; on the board of trustees of the University of Chicago; and as a life member of the Advisory Council of the University of Chicago Booth School of Business. Mr. Kilts also served as Chairman of Big Heart Pet Brands from 2011 until 2015 and as a Director of Ole Smoky Distillery LLC, a craft spirits company until March 2022.
Mr. Kilts’ qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, finance, the healthcare industry, global business, strategy and M&A.
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
Mr. Korman’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding the healthcare industry, global business, risk oversight, strategy and M&A.

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
Mr. Malik’s qualifications to serve on Viatris’ Board include, among others, his knowledge and experience regarding public company management, the healthcare industry, human capital management including oversight of diversity, equity and inclusion, global business, strategy and M&A.
Richard A. Mark, C.P.A.
Mr. Mark has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Mark currently serves on the board of directors of Goldman Sachs BDC, Inc. (“GSBDC”) (NYSE: GSBD), and Goldman Sachs Middle Market Lending Corp. II, chairing their Audit Committees and serving on their Compliance, Compensation, Contract Review, and Governance and Nominating Committees. He previously served as a Director of Mylan from 2019 until the closing of the Combination, most recently serving on the Audit and Finance Committees. Previously, Mr. Mark served on the board of directors of Goldman Sachs Middle Market Lending Corp. prior to its merger with GSBDC in October 2020, most recently chairing its Audit Committee and serving on its Compliance, Governance and Nominating, and Contract Review Committees. Mr. Mark also was a Partner with Deloitte from June 2002 to May 2015, most recently leading the advisory corporate development function. Prior to joining Deloitte, Mr. Mark held various positions with Arthur Andersen & Co., including Audit Partner. Mr. Mark also served from July 2015 until August 2016 as Chairman of the board of directors and as a member of the Audit Committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. He also served on the board of directors of Cadence Health from 1993 until its acquisition by Northwestern Memorial Healthcare (“Northwestern”) in September 2014. Following the acquisition of Cadence Health, Mr. Mark was a Director of Northwestern from September 2014 to August 2015, serving on its Executive and Nominating and Governance committees. Mr. Mark also serves as a Director and a member of the Finance Committee of Home Centered Care Institute, a
not-for-profit
corporation, which provides medical care to medically complex patients who are either homebound or home-limited. Until December 2021, Mr. Mark served as a Director of Almost Home Kids, a not-for-profit
corporation affiliated with Lurie Children’s Hospital of Chicago, a provider of transitional care to children with complicated health needs, training for their families, and respite care.
Mr. Mark’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, finance, the healthcare industry, global business, risk oversight, strategy and M&A.

Mark W. Parrish
.
Mr. Parrish has served as the Lead Independent Director and Vice Chairman of the Viatris Board since the closing of the Combination on November 16, 2020. He served as Chief Executive Officer of TridentUSA Health Services (“TridentUSA”), a provider of mobile
X-ray
and laboratory services to the long-term care industry, from 2008 to August 2018, and as Executive Chairman from 2008 to 2013. From August 2018 to September 2019, he served as Executive Chairman of TridentUSA. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy in September 2019. Since January 2013, Mr. Parrish has served on the board of directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology, and serves on its Audit and Compensation Committees; since May 2019, he has served on the board of directors, and is the Chairman of the Audit Committee, of Comprehensive Pharmacy Services, a private company that specializes in the outsourcing of hospital pharmacies; and since February 2022 has served on the board of directors of Safecor Health, LLC, a private limited liability company that provides unit dose drug packaging services to hospitals and long-term care facilities. Mr. Parrish served as a Director of Mylan from 2009 until the closing of the Combination, most recently serving as Lead Independent Director and Vice Chairman and as Chair of the Compliance Committee and member of the Audit, Executive, Governance and Nominating, and Risk Oversight Committees; Silvergate Pharmaceuticals, a private company that develops and commercializes pediatric medications, from 2013 until June 2019; and Golden State Medical Supply, a private company that specializes in meeting unique labeling and sizing needs and pharmaceutical packaging, serialization and distribution, from May 2014 until August 2019, when it was acquired by Court Square. From 1993 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) and its affiliates, including Chief Executive Officer of healthcare supply chain services, from 2006 to 2007. Mr. Parrish serves as president of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and as senior adviser to Frazier Healthcare Ventures, a healthcare-oriented growth equity firm.
Mr. Parrish’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, the healthcare industry, human capital management including oversight of diversity, equity and inclusion, global business, information security, risk oversight, strategy and M&A.
Ian Read
.
Mr. Read has served on the Viatris Board since the closing of the Combination on November 16, 2020. Mr. Read also has served as Operating Executive of The Carlyle Group’s (NASDAQ: CG) Global Healthcare Group since January 2020, where he advises on growth strategies, leadership, talent development, effective operations, and risk management. Mr. Read has served as Lead Independent Director of Kimberly-Clark Corporation’s (NYSE: KMB) board of directors since March 2008 and currently serves on that company’s Management Development & Compensation and Nominating and Corporate Governance Committees. Mr. Read has also served as Chairman of DXC Technology (NYSE: DXC) since February 2020 and is the co-founder
of Population Health Investment Co. Inc. (NASDAQ: PHIC), serving as that company’s Executive Chairman since November 2020. In September 2020, Mr. Read became the Chairman of the supervisory board of avateramedical N.V., a private financial holding company that focuses on investments in and start-ups
of medical technology companies. He also serves as an advisory board member of Tennor Holding B.V., avateramedical’s largest shareholder. In addition, Mr. Read has served as chairman of the board of directors of TriNetX, LLC, a private company that is a global health research network, since February 2021. Mr. Read previously held several positions at Pfizer between 1978 and 2019, including Executive Chairman from January 2019 until December 2019 and Chief Executive Officer from December 2010 until December 2018. He served as Chairman of Pfizer’s board of directors from December 2011 to December 2018.

Mr. Read’s qualifications to serve on the Viatris Board include, among others, his experience and expertise regarding public company management, corporate governance, finance, the healthcare industry, human capital management, global business, strategy and M&A.
Pauline van der Meer Mohr
.
Ms. van der Meer Mohr has served on the Viatris Board since the closing of the Combination on November 16, 2020. In April 2022, Ms. van der Meer Mohr became a member of the supervisory board of Koninklijke Ahold Delhaize N.V. (AMS: AD) and currently serves as Chair of its Remuneration Committee. In September 2021, she became a member of the supervisory board of ASM International N.V. (AMS: ASMIY) and is a member of that company’s Nomination, Selection and Remuneration Committee. Ms. van der Meer Mohr is currently a Director of HSBC Holdings plc (LON: HSBA), chairing that company’s Group Remuneration Committee and serving as a member of its Group Audit Committee and Nomination & Corporate Governance Committee, and will retire from this board at the conclusion of that company’s annual general meeting to be held on April 29, 2022. From 2011 to May 2021, she was also a member of the supervisory board of Royal DSM N.V. (AMS: DSM), most recently serving as Deputy Chair, chairing its Remuneration Committee and serving on its Nomination Committee. She is also a member of the supervisory board of EY Netherlands LLP, currently serving as Chair. Ms. van der Meer Mohr also serves as the Chair of the Dutch Corporate Governance Code Monitoring Committee and as Chair of the Appointment Advisory Committee for the President of the Supreme Court of the Netherlands, and she is a member of the Capital Markets Committee of the Dutch Authority for Financial Markets. Previously, Ms. van der Meer Mohr served on the board of directors of Mylan from 2018 until the closing of the Combination, where she most recently served on the Compensation and Risk Oversight Committees. She also served on the supervisory board of ASML Holding N.V. (NASDAQ and AMS: ASML) from 2009 until April 2018, and as President of the executive board of Erasmus University in Rotterdam from 2010 to 2016. Ms. van der Meer Mohr began her career in the legal profession and previously held several legal and management positions at Royal Dutch Shell Group from 1989 to 2004. In 2004, she was appointed Group Human Resources Director at TNT N.V., now known as PostNL (AMS: PNL), before becoming Senior Executive Vice President and Head of Group Human Resources at ABN AMRO NV in 2006. She served as a member of the Dutch Banking Code Monitoring Commission in the Netherlands from 2010 to 2013, and began her own human capital consulting firm in 2008.
Ms. Van der Meer Mohr’s qualifications to serve on the Viatris Board include, among others, her experience and expertise regarding public company management, corporate governance, finance, human capital management including oversight of diversity, equity and inclusion, global business, legal and regulatory oversight, risk oversight, strategy and M&A.
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
In connection with the Combination, Mylan and Pfizer agreed that the Viatris Board would be classified for three years with respect to the time for which Directors hold office (designated as Class I, Class II and Class III). The first term of office of the Class I Directors expired as of the date of the 2021 annual meeting of shareholders (the “2021 Annual Meeting”). At the 2021 Annual Meeting, each Class I Director was re-elected
to serve as a Director until the Company’s 2023 annual meeting of shareholders. The first term of office of the Class II Directors expires as of the date of the 2022 annual meeting of shareholders and the first term of office of the Class III Directors expires as of the date of the 2023 annual meeting of shareholders. At the 2022 annual meeting of shareholders, the Class II Directors will be submitted for election for a term of office to expire at the 2023 annual meeting of shareholders. Commencing with the 2023 annual meeting of shareholders and at all subsequent annual meetings of shareholders, all Directors will be submitted for election at each annual meeting of shareholders. Neil Dimick, Michael Goettler, Ian Read, and Pauline van der Meer Mohr are in Class I; W. Don Cornwell, Harry A. Korman, Rajiv Malik, and Richard A. Mark are in Class II; and Robert J. Coury, JoEllen Lyons Dillon, Melina Higgins, James M. Kilts, and Mark W. Parrish are in Class III. In addition, the parties to the Combination determined prior to closing that the Viatris Board would consist of 13 members as of the closing of the Combination: Robert J. Coury, Michael Goettler, three persons designated by Pfizer (W. Don Cornwell, James M. Kilts and Ian Read) and eight persons designated by Mylan (the other current Directors of the Company).
The members of the Board collectively have expertise in developing and overseeing strategies in the context of a complex and rapidly changing environment, as well as a deep understanding of the management team and culture of the Company, our global platforms, the healthcare systems in which we operate, and the opportunities and challenges facing the Company around the world. Our Board members have experience with branded, generic, and biosimilar pharmaceuticals businesses; corporate governance, compliance, and enterprise risk management; information security; corporate social responsibility (“CSR”); corporate strategy and complex international M&A; financing; human capital management, including but not limited to diversity, equity and inclusion; commercial and operational management; director and executive compensation; R&D; pharmaceutical manufacturing and quality; the regulatory environments in which we operate around the world; and business integration, among many other areas. We are confident that the collective experience and expertise of our Directors enables the Board to effectively guide and oversee the management team.
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
Considering the opportunities and challenges facing the Company, the Board has determined that its current leadership structure — Mr. Coury as Executive Chairman, Mr. Parrish as Lead Independent Director and Vice Chairman, Mr. Goettler as CEO, Mr. Malik as President, and a strong, independent majority of Directors — enables it to best oversee and empower the management team and is optimal for Viatris and its shareholders and other stakeholders.
Among the factors that demonstrate the Board’s commitment to good governance practices and enable it to provide highly effective oversight and direction are:

•	9 out of 13 Directors are independent;

•	The Board operates pursuant to Corporate Governance Principles, which are reviewed by the Governance and Nominating Committee at least annually;

•	The Executive Chairman possesses deep knowledge of our management, business, and the healthcare industry, and he fosters a culture of robust Board engagement, interaction, and oversight;

•
The Board has a strong Lead Independent Director, who is also Vice Chairman, with key areas of expertise and experience (including, among others, public company management, corporate governance, the healthcare industry, human capital management including, but not limited to oversight of diversity, equity and inclusion, global business, information security, risk oversight, strategy and M&A) that help enhance the Board’s oversight of management and the Company;

•
The members of the Board have collective experience overseeing each of Mylan and Upjohn, which helps support the ongoing integration of the two businesses and provides the Board with a strong understanding of the opportunities and challenges facing the combined company;

•
The Audit, Compensation, Finance, Governance and Nominating, and Risk Oversight Committees are composed entirely of independent Directors (as defined in the applicable NASDAQ listing rules and applicable SEC rules);

•
Board approval of any appointment of members to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include an affirmative vote by at least a majority of the independent Directors;

•	All Board committees operate pursuant to written charters and conduct annual self-assessments;

•
The Risk Oversight Committee assists the Board in its oversight of management’s efforts with respect to the Company’s enterprise risk framework, infrastructure and controls, and CSR matters. The Committee receives reports, including with respect to related risks, risk management, and relevant legislative, regulatory, and technical developments, from senior management on data security, cybersecurity, information security-related matters, CSR, certain litigation-related topics and other topics on at least a quarterly basis. On a biannual basis, the Risk Oversight Committee, the Audit Committee and chairs of each other Committee of the Board receive an information security update from the Company’s Chief Information Officer and Chief Information Security Officer. The Board and its other committees also have important roles in the oversight of risk as described in more detail in “Risk Oversight” beginning beginning on page 17;

•
The independent Directors on the Viatris Board and its committees receive extensive information and input from multiple layers of management and external advisors, engage in detailed discussion and analysis regarding matters brought before them (including in executive session), and actively engage in the development and approval of significant corporate strategies;

•	The Viatris Board and its committees have full access to officers and employees of the Company; and

•	The Viatris Board and its committees have the authority to select, retain, and supervise advisors as necessary to fulfill their mandates.
Meetings of the Viatris Board
Viatris’ Corporate Governance Principles require the independent Directors of the Board to meet in separate executive sessions periodically, and at least twice annually, during regularly scheduled meetings of the Board. The independent Directors of the Board met two times in executive session in 2021, with Mr. Parrish presiding at those executive sessions.
Viatris’ Board met nine times in 2021. In addition to meetings of the Board, Directors attended meetings of individual Board committees of which they were members, and all Directors attended greater than 75% of the aggregate of Viatris Board meetings and meetings of the committees of which they were a member in 2021.
Pursuant to Viatris’ Corporate Governance Principles, Directors are expected to attend the annual meeting of shareholders of the Company, where practicable. Twelve members of the Board attended the 2021 Annual Meeting either in person or via remote communication (pursuant to which they were available to answer questions).
Meetings of Viatris Board Committees
The committees of the Viatris Board include the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, the Risk Oversight Committee, and the Science and Technology Committee. Each committee operates pursuant to a written charter, a current copy of which, along with our Amended and Restated Certificate of Incorporation, Bylaws, and Corporate Governance Principles, is available on Viatris’ website at
https://www.viatris.com/en/About-Us/Corporate-Governance.
All members of the Audit, Compensation, Finance, Governance and Nominating, and Risk Oversight Committees, and a majority of the members of the Compliance Committee, are independent Directors, as defined in the applicable NASDAQ listing rules and applicable SEC rules, and all members of each of these committees are
“Non-Employee
Directors”. Board approval of any Director appointment to the Audit, Compensation, Compliance, Governance and Nominating, and Risk Oversight Committees must include at least a majority of the independent Directors. The Viatris Board has determined that Mr. Dimick, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.
Information regarding each of the committees is provided on the following pages, and pages 18 to 19 provide additional discussion of committee responsibilities with respect to risk oversight.
The table below provides the current membership (as of the date of this report) and 2021 meeting information for each Viatris Board committee.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Risk Oversight	Science and Technology
W. Don Cornwell	✓						✓
Robert J. Coury				Chair
JoEllen Lyons Dillon	✓		✓	✓		Chair
Neil Dimick	Chair	✓		✓	✓
Michael Goettler								✓
Melina Higgins		Chair		✓	Chair	✓
Harry A. Korman			✓			✓	Chair	✓
James M. Kilts		✓			✓
Rajiv Malik								✓
Richard A. Mark	✓				✓		✓
Mark W. Parrish	✓		Chair	✓		✓
Ian Read			✓					Chair
Pauline van der Meer Mohr		✓	✓				✓
Meetings during 2021	8	6	4	2	6	4	5	4

Audit Committee Responsibilities
The Audit Committee’s key oversight responsibilities include, but are not limited to:

•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	Effectiveness of the Company’s internal control over financial reporting

•	Qualifications, independence, and performance of the independent registered public accounting firm

•	Services to be performed by, and fees payable to, the independent registered public accounting firm

•	Internal Audit group

•	Company processes and procedures related to risk assessment and risk management of financial and disclosure control-related, as well as SEC reporting-related, matters

•	Related party transactions

•	Company compliance with applicable legal and regulatory requirements (including U.S. federal securities laws) regarding the preceding matters

•	Review of any critical audit matters identified by the independent registered public accounting firm in connection with its audit of the Company’s annual financial statements
Compensation Committee Responsibilities
The Compensation Committee’s key oversight responsibilities include, but are not limited to:

•	Executive Chairman, CEO, and senior management compensation, including the corporate goals and objectives relevant to such compensation

•	Board and committee compensation

•	Equity compensation plans in which Directors and/or executives participate

•	Compensation and benefits-related disclosures in annual reports and proxy statements

•	Relationship between compensation policies and practices and the Company’s risk management with respect to compensation-related matters

•	Evaluating relationship between compensation policies and practices and succession planning

•	From time to time reviewing reports from management regarding pay equity, human capital management and succession planning
Compliance Committee Responsibilities
The Compliance Committee’s key oversight responsibilities include, but are not limited to:

•	Chief Compliance Officer’s implementation of the Company’s corporate compliance program

•
Making recommendations to the Board and/or management with respect to Viatris’ corporate compliance program, the Code of Business Conduct and Ethics, and significant related global policies, such as anti-corruption and fair competition policies

•
Reviewing significant global compliance-related policies implementing the Company’s Code of Business Conduct and Ethics, or related to the operations of the Company’s business and its mode or methods of doing business, including, for example, policies relating to pricing and/or commercialization of Company products and services

•
Reviewing metrics used by management or requested by the Committee to provide insight into the status and efficacy of the corporate compliance program, including the Company’s global compliance systems and organization

•	Reviewing reports of significant actual and alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations

•	Reviewing checks and balances implemented by the Company designed to support and promote compliance with approved corporate policies, legal rules, and regulations

•	Overseeing the Company’s policies and procedures for corporate political and lobbying expenditures
Executive Committee Responsibilities
The Executive Committee’s key oversight responsibilities include, but are not limited to:

•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation
Finance Committee Responsibilities
The Finance Committee’s key oversight responsibilities include, but are not limited to:

•	Material mergers, acquisitions, and combinations with other companies

•	Swaps and other derivatives transactions

•	Establishment of credit facilities

•	Potential financings with commercial lenders

•	Issuance and repurchase of the Company’s debt, equity, hybrid or other securities

•	Capital structure, including dividend payments
Governance and Nominating Committee Responsibilities
The Governance and Nominating Committee’s key oversight responsibilities include, but are not limited to:

•	Corporate governance matters

•	The nomination or re-nomination of Director candidates

•	The Board’s review and consideration of shareholder recommendations for, and nominations of, Director candidates

•	The annual self-evaluation of the Board and its committees

•	Director orientation and continuing education programs

•	Evaluating Board composition with respect to director independence, skills, experience, expertise, diversity, and other factors

•	Reviewing succession planning matters
Risk Oversight Committee Responsibilities
The Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:

•	Reviewing the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage and monitor material risks

•
Reviewing management’s exercise of its responsibility to identify, assess and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and information technology

•	Management’s efforts with respect to CSR matters

•	Meeting with the Chairs of the other committees at least two times a year to discuss enterprise risk and related matters
Science and Technology Committee Responsibilities
The Science and Technology Committee’s key oversight responsibilities include, but are not limited to:

•	Reviewing the overall strategy and direction of the Company’s R&D program

•	Reviewing presentations regarding significant emerging scientific and technological developments relevant to Viatris
Succession Planning

Viatris’ Board, with the support of the Governance and Nominating Committee, seeks to identify a diverse talent pool of qualified candidates for consideration as part of the Board’s refreshment and succession planning. The Board also seeks to combine the skills and experience of its long-standing Board members with fresh perspectives, insights, skills, and experiences of new members in support of its belief that it is important for Directors to represent diverse viewpoints and, further, that the personal backgrounds and qualifications of the Directors, considered as a group, should provide a composite mix of experience, knowledge and abilities. The Board is committed to fostering a culture of integrity, inclusion, dignity and mutual respect.
Viatris’ Board and Governance and Nominating Committee evaluate Board composition with respect to, among other matters, director independence, skills, experience, expertise, diversity, and other factors to ensure that the Board remains well-qualified to provide effective oversight of the Company and management. The Board and the Governance and Nominating Committee consider Viatris’ strategy, performance, operations, relevant industry and market conditions, and current and anticipated needs in terms of particular areas of experience and expertise (e.g., risk oversight, industry, science), among many other factors, to inform these refreshment practices and decisions. As we continue to evaluate Board composition, we also work to establish a pool of qualified potential candidates to support our continued refreshment efforts.
Reflecting the critical importance of senior leadership to the success of the Company and its overall business strategy, our Corporate Governance Principles provide that the Board will work with senior management to ensure that effective plans are in place for management succession. The Board’s goal is to have a long-term and continuous program for effective senior leadership and succession as well as to have contingency plans in place for emergencies such as departure, death, or disability. The Board discusses succession planning regularly at scheduled meetings, including in executive session, as appropriate. These succession planning activities have been and may continue to be supported by independent third-party consultants.
Setting and Overseeing Strategy

The Board actively discusses and determines the Company’s strategies intended to unlock value for the Company and its shareholders and ensure the durability, sustainability, and stability of the business.

The Board’s ongoing strategic planning and review under the leadership of the Executive Chairman, supports a diversified and differentiated portfolio that is not reliant on a single market or product, supporting patients’ access to medicine across geographies and therapeutic areas and resulting in stable and durable cash flows despite evolving, challenging, and often unpredictable, market conditions. In 2021, the Board undertook a comprehensive strategic review of the Company, which culminated in the February 2022 announcement of several strategic priorities, including the Biocon Biologics Transaction and the items outlined below. The Company also delivered on several other key priorities as outlined in “Compensation Discussion and Analysis — Selected Highlights”.
In February 2022, the Company identified three strategic priorities:
Unlock Trapped Value and Simplify the Business
Through the ongoing comprehensive strategic review described above, the Board has identified opportunities that it believes could generate significant proceeds, including through the divestment of assets that are non-core
to the future of Viatris. Upon closing, the Biocon Biologics Transaction will enable the Company to unlock value while also creating what we expect to be a unique vertically integrated global biosimilars leader that is well-positioned to compete in today’s environment. The Company expects to enter into additional transactions that will similarly maximize the value of other assets. With the continued guidance of the Board, Viatris expects to continue to evolve its operating model, removing inefficiency and complexity within its portfolio and simplifying the organization and reducing execution risk.
Build a More Durable, Higher-Margin Portfolio
Viatris believes that the financial flexibility achieved from unlocking value through the divestment of other select assets will enable the Company to build a more durable higher-margin portfolio characterized by additional investments in 505(b)(2)s and new chemical entities, globally defined key therapeutic areas (ophthalmology, gastrointestinal, and dermatology), and enhanced commercial and scientific capabilities.
Enhance Financial Flexibility
Viatris believes its unlocking of value will further enhance the Company’s financial flexibility by enabling the Company to accelerate deleveraging, to return capital to shareholders through the potential for share repurchases and further dividend growth and to evaluate incremental development investments in the future along with engaging in targeted business development activities.
The Board is committed to overseeing continuing efforts to further unlock the value of our unique global platform and return capital to shareholders (see “Compensation Discussion and Analysis — Selected Highlights”) and to maintaining an ongoing dialogue with shareholders regarding a broad range of topics, including, among others, our differentiated strategy and business model; the Global Healthcare Gateway
®
(in which the Company enters into strategic alliances with partners to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets); delevering strategies; governance; compensation; promoting sustainability; and further enhancing our efforts to advance our CSR performance.
Risk Oversight

Viatris operates in a complex and rapidly changing environment that involves many potential risks. In addition to general market, industry, R&D, supply chain, political, and economic risks, the Company faces potential risks related to, among others, the integration of Mylan and Upjohn; our ongoing global restructuring initiatives; the pending Biocon Biologics Transaction; information technology and cybersecurity; data privacy; financial controls and reporting; manufacturing and quality; legal, regulatory and compliance requirements and developments; finance; the global nature of our operations; human capital management and retention; environmental and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business, including in support of achieving strategic priorities, long-term financial and operational performance, protect our assets (financial, intellectual property, and information, among others), and enhance shareholder and other stakeholder value. Risk management is an enterprise-wide objective subject to oversight by the Board and its committees.
It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer robust risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. To further embed risk management and compliance into our culture, Viatris has a robust global corporate compliance program, implements comprehensive policies and procedures, trains employees on how to implement and comply with them, and maintains an extensive program of oversight and audit to help ensure compliance and appropriate enterprise risk management.
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
Board Committees’ Role in Risk Oversight

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

The Board’s Role in CSR Oversight
Viatris’ Board of Directors oversees management’s efforts with respect to CSR through its Risk Oversight Committee. The CSR function operates as a center of excellence within the Viatris Corporate Affairs leadership team. The Head of CSR Development and Operations drives the strategic and operational development of CSR across the Company together with key partners. The Head of Corporate Affairs and the Head of CSR Development and Operations communicate quarterly with the Viatris Board on CSR matters through the Risk Oversight Committee.
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

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the compensation of our Named Executive Officers (“NEOs”) for 2021.
Our Performance-Based Approach to 2021 Compensation

In early 2021, Viatris announced its 2021 financial guidance, which included adjusted EBITDA and free cash flow metrics
1
. These publicly reported metrics directly tie to strategic Company priorities for the first three years following the closing of the Combination, including rebalancing the business, generating strong and growing cash flows, and rapidly de-levering.
In addition, the Company is focused on obtaining synergies to become more flexible and efficient while continuing to launch new products. For 2021, Viatris reported U.S. GAAP net loss of $1.3 billion, U.S. GAAP net cash provided by operating activities of $3.0 billion, adjusted EBITDA of $6.4 billion, and free cash flow of $2.6 billion.
Compensation in 2021 represents the first year of Viatris’ new compensation program. As described in more detail below, our 2021 program consists of base salary, performance-based annual incentive awards, and performance-based long-term incentive awards subject to financial metrics and a relative TSR modifier. There is strong alignment of pay and performance in our program, with approximately 70% of total target compensation delivered in the form of long-term equity and approximately 60% of total target compensation subject to performance conditions.

The Compensation Committee directly linked 2021 performance metrics to our stated strategy and financial goals. The table below also describes how our performance metrics support the Company’s strategic goals.

1
Viatris was not providing forward-looking guidance for U.S. GAAP net earnings (loss) or a quantitative reconciliation of its 2021 adjusted EBITDA guidance and provided a quantitative reconciliation of its 2021 free cash flow guidance. See
“Non-GAAP
Financial Measures” and Appendix A for additional information.

Performance Metrics	Rationale For Use
Adjusted EBITDA*
Measures the Company’s profitability and motivates the organization to focus on commercial execution and driving new product revenue, maintaining efficiency of our operations, capturing synergies, and disciplined expense management

Free Cash Flow*	Creates organizational emphasis and focus on cash through improved cash flow conversion, optimized working capital, and overall cash generation which can increase the return to shareholders
Global Regulatory Submissions
Emphasizes the importance of developing a robust pipeline of molecules that Viatris could manufacture and sell over subsequent years. A robust product pipeline can help Viatris move its products up the value chain and also supports sustainability while serving Viatris’ mission of providing access to high quality, affordable medications. In addition, we view this metric as a stepping stone to implementing ESG sustainability metrics in the future.

Leverage*	Reinforces commitment to investment grade rating, overall risk reduction, reducing interest expense, and delivering on financial commitments
Relative Total Shareholder Return (“TSR”)	A relative market performance metric to modify final payout percentages for performance restricted stock units (“PRSUs”) and further align with shareholders
*	Adjusted EBITDA, free cash flow and leverage are calculated from Viatris’ audited financial statements in the manner described in Appendix A.
Pay-For-Performance
Philosophy: 2021 Incentive Compensation Summary
Short-term incentive compensation
comprised approximately 17% of 2021 NEO target total compensation. In 2021, our management team’s operational execution resulted in short-term incentive payouts above target. Drivers of our 2021 short-term incentive results included:

•
Above target adjusted EBITDA and free cash flow for short-term incentive compensation purposes, driven by the focus and efforts of the Company’s management, success of the Company’s cash optimization efforts, and synergy capture of approximately $500 million in 2021. The Company’s 2021 publicly reported results for adjusted EBITDA and free cash flow also exceeded the upper end of the initial guidance ranges provided in February 2021 and were within the upper ends of the updated guidance ranges provided in November 2021. For more information on and the differences between how adjusted EBITDA and free cash flow are calculated for purposes of the Company’s 2021 performance metrics and public reporting purposes, see “Elements of 2021 Compensation – 2021 Annual Incentive Compensation Program – Annual Incentive Compensation Payouts for 2021” on pages 28 to 29 and “Elements of 2021 Compensation – 2021 Long-Term Incentive Compensation Programs – 2021 Three-Year PRSU Performance Metrics” on pages 29 to 30.

•
The Company also achieved above target global product submissions, across six product areas, because it was able to accelerate certain additional submissions due to the strength of its development programs.

Long-term incentive compensation
comprised approximately 70% of 2021 NEO target total compensation. Our short-term incentive compensation and long-term incentive compensation comprised approximately 87% of 2021 NEO target total compensation. Despite our strong 2021 operational performance, based on our TSR applicable to long-term incentive modifiers, our executives would experience significantly reduced realizable pay, particularly if the price of the Company’s stock remains at or around levels as of April 25, 2022 demonstrating the robustness of our pay-for-performance
philosophy and the linkage of our compensation programs to TSR.

•	Approximately 70% of target NEO total compensation is in the form of long-term equity grants, the value of which is directly correlated with the price of the Company’s stock.

•
60% of NEO equity awards are subject to leverage ratio and free cash flow metrics measured over a three-year time period. These equity awards are also subject to a relative market performance metric (relative TSR), which we included after discussions with shareholders to maximize alignment of executive and shareholder interests. Although we believe that Viatris stock is significantly undervalued and this modifier is measured on a three-year time frame, at the relevant stock price on the close of business April 25, 2022, any payouts of PRSUs would be automatically reduced by 30%, as described in more detail on pages 29 to 30.

Selected Highlights

Viatris’ first year focused on its initial priorities of defining and delivering on clear financial goals, including achieving approximately $500 million in cost synergies by 2021 and at least $1 billion by 2023, paying down $6.5 billion in debt by 2023, and initiating and growing a quarterly dividend. In just a short time, we believe we have made substantial progress on our initial priorities, while advancing patient access, organizational efficiencies and delivering strong financial results for the full year 2021. Our key accomplishments for 2021 include:
Creating a New Kind of Healthcare Company
Since November 2020, Viatris’ new but seasoned management team has been leading the Company’s integration efforts, restructuring the business, and ensuring continued robust visibility and transparency in our financial reporting.
We are executing on our internal roadmap, which focuses on enhancing our processes and systems to drive the discipline necessary to further maximize our one-of-a-kind
global platform. A few of our key accomplishments to date — which have been achieved while also maintaining business continuity and strong customer service levels — include:

•	Uniting Upjohn and Mylan colleagues located in 59 markets globally into Viatris’ Human Relations management system;

•
Reaching our year 1 synergy target (approximately $500 million in cost synergies) through actions focused on cost of goods, selling, general and administrative expenses, cost avoidance, and restructuring;

•	Developing a comprehensive Transition Service Agreements (TSA) exit strategy relating to the Combination; and

•
Beginning to implement an integrated management reporting system and Enterprise Resource Planning (ERP) capabilities that will enable the Company to combine and enhance insights in support of our new business model and will, we believe, provide for a smooth ERP TSA exit.

Financial Performance
Since launch, Viatris has delivered four quarters of consistent, solid performance. In 2021, Viatris:

•	Met or exceeded its initial financial guidance announced in February 2021 for Total Revenues, Adjusted EBITDA and Free Cash Flow 2 .

•	Achieved over $500 million in cost synergies.

•	Paid down $2.1 billion of debt.
Science and Regulatory Achievements
The Company’s science and regulatory teams, comprised of more than 3,000 scientists and medical professionals working across 12 development centers globally, led Viatris to some groundbreaking accomplishments, including:

•	The first U.S. Food and Drug Administration (“FDA”) approval for the first interchangeable biosimilar Semglee ® injections for the treatment of diabetes.

•	The first FDA approval for a generic to Restasis ® , a treatment for Chronic Dry Eye Syndrome.

•	The first FDA-approved generic version of Symbicort ® called Breyna ™ .

•
In 2021, Viatris was the first to bring to market the much-anticipated 10 mg, dispersible, scored, strawberry-flavored, pediatric formulation of dolutegravir. This was made possible through a partnership between Unitaid, the Clinton Health Access Initiative, ViiV Healthcare Limited and Viatris, which resulted in the fastest regulatory approval under the U.S. President’s Emergency Plan For AIDS Relief of a generic pediatric HIV drug to date. The approval allows the treatment to be offered outside of the U.S.

External Recognition
Viatris was also recognized externally by the following:

•	Fortune as one of the top 5 companies on its “Companies that Change the World List”.

•	Forbes as one of the “World’s Best Employers”.

•	Newsweek as one of “America’s Most Responsible Companies”.

•	Fast Company as one of the “Most Innovative Companies”.
CSR Accomplishments

•	Published our first Sustainability Report.

•	Signed on to the UN Global Compact’s Water Mandate and Women’s Empowerment Principles.

•	Joined the Pharmaceutical Supply Chain Initiative.

•	Committed to science-based climate targets.

•	Donated ~ 500 million doses of medicine.

2
Viatris was not providing forward-looking guidance for U.S. GAAP net earnings (loss) or a quantitative reconciliation of its 2021 adjusted EBITDA guidance and provided a quantitative reconciliation of its 2021 free cash flow guidance. See
“Non-GAAP
Financial Measures” and Appendix A for additional information.

Strategic Planning to Further Unlock Shareholder Value
In 2021, the Company significantly advanced its strategic plan, which is focused on unlocking shareholder value. Through these efforts, the Company expects to significantly enhance its financial flexibility, achieve its financial commitments, return capital to shareholders, and invest in the future. These efforts culminated in several announcements in February 2022:

•
Announcement of the Biocon Biologics Transaction, which we believe will create a uniquely positioned, vertically integrated global biosimilars leader. Upon closing, the transaction is expected to provide Viatris with immediate, enhanced financial flexibility, and accelerate its financial commitments.

•	Announcement of an increase of 9% in the Company’s dividend to be paid in March 2022 over the per share dividend amounts paid in the prior year.

•
Authorization of a share repurchase program of up to $1 billion. The Company expects share buybacks to be an important benchmark as it makes future capital allocation decisions and decides how best to invest in its future.

•
The Company recently announced that it has entered its first Global Healthcare Gateway
®
transaction focused on ophthalmology, acquiring an exclusive license for Pimecrolimus ophthalmic ointment for the treatment of Blepharitis, a common type of eye irritation. Blepharitis affects approximately 6.5 million patients in the United States alone—where there is no product specifically indicated for chronic Blepharitis. We expect that this product will contribute to the Company’s ophthalmology franchise while we continue to search for an anchor asset in this area.

Executive Compensation Philosophy

The Compensation Committee’s and Board’s compensation philosophy for 2021 reflects the Company’s focus on a performance-based, shareholder-value-focused business model and is intended to help ensure that Viatris continues to attract and retain high-performing executives given the highly competitive market for executive talent. The compensation program has the following key objectives, among others:

•
Attract, Motivate, and Retain Highly-Skilled Executives.
In order to attract and retain the leaders needed to drive execution of our ambitious goals, we provided market competitive compensation with an emphasis on performance-based, long-term incentives. We designed our compensation program to help ensure that the Company, shareholders, and other stakeholders continue to benefit from the talents of our leadership team and global workforce, while also recruiting new talent on an on-going
basis in a highly competitive market for talent.

•
Align with Shareholder Interests.
We aligned executive compensation with shareholder interests by linking pay to the Company’s stated strategic priorities, long-term performance, and share price appreciation, including through the use of a relative TSR modifier for PRSUs in our long-term incentive plan and robust share ownership requirements (See “Viatris 2021 Share Ownership Requirements” on page 32). We believe this linkage helps drive long-term performance and encourages decision making to foster share price appreciation.

•
Drive Company Performance.
As described in more detail on pages 20 to 22, our 2021 compensation program was designed with metrics carefully linked to our business strategies and financial goals. If the Company does not meet its short and long-term objectives, executive pay is meaningfully impacted. See the chart on page 21 for more information about how our metrics tie to our strategy.

Additional details regarding our 2021 compensation program are on pages 25 to 30.

2021 Performance-Based Compensation Program

2021 Compensation Structure for NEOs
The table below shows the compensation structure for NEOs in 2021. The program is heavily weighted toward a performance-based annual incentive and performance-based long-term incentive awards.

NEO	Base Salary	Target Annual Incentive (as % of Base Salary)	Target LTI (as % of Base Salary)
Michael Goettler	$1,300,000	150%	700%
Rajiv Malik	$1,200,000	125%	600%
Sanjeev Narula	$800,000	100%	350%
Anthony Mauro	$800,000	115%	400%
Robert J. Coury	$1,800,000	150%	600%

In 2021, approximately 60% of CEO and 58% of other NEO compensation was performance-based.
Shareholder-Aligned Performance-Based Metrics For Annual and Long-Term Incentives

•
Annual incentive metrics:
Our 2021 annual incentive plan includes adjusted EBITDA
(1)
(40% weighting), free cash flow
(1)
(40% weighting), and global regulatory submissions (20% weighting) metrics, each of which is designed to incentivize executives toward achievement of important and challenging financial and sustainability objectives. See pages 27 to 29 for a detailed discussion of 2021 annual incentive metrics and payouts.

•
Long-term incentive metrics:
Long-term incentive awards for 2021 were predominantly performance-based, with 60% of each NEO’s award in the form of PRSUs and 40% in the form of RSUs. The 2021 PRSU grants include free cash flow
(1)
and leverage metrics
(1)
, as well as a relative market performance metric (relative TSR), which is used as a shareholder-aligned modifier to determine the final payout percentage. Each metric is measured over a three-year performance period. These metrics align with and further our strategies of de-levering,
returning capital to shareholders, and delivering shareholder returns, among others.

In 2022, we further increased the percentage of performance-based awards so that 65% of NEO equity-based awards granted in 2022 were PRSUs. We also continued to use a relative TSR modifier to align compensation with performance relative to market peer group.

(1)	Adjusted EBITDA, free cash flow and leverage metrics are calculated from Viatris’ audited financial statements in the manner described in Appendix A.
In setting performance goals, the Compensation Committee considered a broad variety of data, including industry forecasts, internal projections, demographic data, advice from outside advisors, benchmarking data, and the Company’s annual operating plan and strategies. The Compensation Committee also considered the variability and cyclicality of the business, noting that targets may increase or decrease from year to year due to factors impacting the business, such as market conditions, the regulatory environment, timing of product approvals, and both immediate and long-term strategic priorities of the business. Although the targets may vary from year-to-year,
the Compensation Committee is committed to maintaining high levels of rigor and motivational impact on the executive team and aligning with the Company’s long-

term strategy for sustainable business development and its goal of creating value for shareholders. Consistent with our philosophy of driving long-term company performance, the Compensation Committee, with the advice of its independent compensation consultant, will annually consider potential alternative performance metrics that link to our strategy and align with shareholder interests in long-term value creation.

The 2021 compensation year reflects the first full year of Viatris’ simplified compensation program and reflects comments that we received from shareholders during extensive engagement.
2021 Total Target Compensation
The chart below shows the target total direct compensation opportunity for each of our NEOs in 2021.

NEO	Base Salary	Target Annual Incentive	Target Long-Term Incentive	2021 Total Target Compensation (1)
Michael Goettler	$1,300,000	$1,950,000	$9,100,000	$12,350,000
Rajiv Malik	$1,200,000	$1,500,000	$7,200,000	$9,900,000
Sanjeev Narula	$800,000	$800,000	$2,800,000	$4,400,000
Anthony Mauro	$800,000	$920,000	$3,200,000	$4,920,000
Robert J. Coury	$1,800,000	$2,700,000	$10,800,000	$15,300,000
(1)	Total target compensation is defined as the sum of base salary, target annual incentive, and target long-term incentive.
2021 Peer Group
The peer group is used as one of several reference points for determining executive compensation and includes Viatris’ business competitors and companies that Viatris competes with for executive talent. Although the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Committee does not target the compensation of NEOs within a specific percentile of any set of peer companies and considers peer group and industry data along with many other factors when determining compensation.
Below is the peer group selected by the Compensation Committee, with the advice of the Committee’s independent compensation consultant.

Abbott Laboratories	Biogen Inc.	Novartis AG

Abbvie Inc.	Bristol-Myers Squibb Company	Pfizer Inc.

Amgen Inc.	Eli Lilly and Company	Regeneron Pharmaceuticals, Inc.

Bausch Health Companies Inc.	Gilead Sciences, Inc.	Sanofi SA

Baxter International Inc.	Merck & Co., Inc.	Teva Pharmaceutical Limited

Elements of 2021 Compensation

Base Salaries
The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities, and expected future performance; Company performance; management structure; marketplace practices (including external benchmarks prepared by an independent compensation consultant); internal pay equity considerations; competitive recruitment for outstanding talent; and the executive’s experience, tenure, and leadership. The Compensation Committee also considers, among other factors, what the marketplace would require in terms of the costs to hire a similarly qualified and experienced individual externally.
The Compensation Committee, with the advice of an independent compensation consultant, established the following 2021 base salaries for the NEOs commensurate with their new roles with Viatris.

None of our NEOs received a base salary increase in 2021.

NEO	Annualized Viatris 2020	Viatris 2021
Michael Goettler	$1,300,000	$1,300,000
Rajiv Malik	$1,200,000	$1,200,000
Sanjeev Narula	$800,000	$800,000
Anthony Mauro	$800,000	$800,000
Robert J. Coury	$1,800,000	$1,800,000
In 2022, there were no changes to NEO base salaries with the exception of a 6.25% increase for the CFO to align with changes in peer company compensation benchmarks.
2021 Annual Incentive Compensation Program
Annual Incentive Compensation Awards for 2021
Viatris’ annual incentive compensation consists of performance-based annual cash awards that are subject to achievement of metrics that were identified by the Board and Compensation Committee as critical to the successful execution of Viatris’ business strategy and aligned with the continued creation of shareholder value. The metrics are specifically related to the actions and leadership of our executive team and measure their ability to generate shareholder returns, both in the short- and long-term. The Compensation Committee approved annual incentive award grants and corresponding performance targets in the first quarter of 2021.
The Compensation Committee identified the following metrics as important measures of Company performance relating to its stated strategy:

•	Adjusted EBITDA (40% Weighting): Measures the Company’s profitability and motivates executives to focus on both top-line growth as well as efficient operations.

•	Free Cash Flow (40% Weighting): Reinforces effective use of Viatris’ capital to drive cash flow generation.

•	Global Regulatory Submissions (20% Weighting): Emphasizes the importance of developing a robust pipeline of molecules that Viatris could manufacture and market over subsequent years. A robust product pipeline supports the sustainability of the business model while serving Viatris’ mission of providing access to high quality, affordable medications. In addition, this metric serves as a stepping stone to implementing ESG sustainability metrics in the future.

As noted above, the setting of annual incentive targets reflected certain strategic initiatives for 2021. For example, in 2021, management made incremental investments in the business and divested certain products. These investments and actions were intended to support long-term value creation for shareholders and other stakeholders by, among other things, furthering Viatris’ efforts to move its portfolio and pipeline up the value chain, investing organically in key brands, and executing on Viatris’ commercial assets around the globe. In addition, the Company continued to make investments in global integration following the successful closing of the Combination.
The Compensation Committee recognized that these investments would be expected to reduce adjusted EBITDA in 2021 while serving long-term strategic, shareholder, and other interests. In addition, the number of global regulatory submissions was expected to be lower in 2021 as compared to 2020 due in part to a continued emphasis on more challenging specialty and complex generic products and Viatris’ focus on submission of products expected to generate greater economic profit.
Individual annual incentive payout targets were established for each NEO, expressed as a percentage of base salary, as noted in the table below. Actual payouts could range from 0% to 200% of each NEO’s annual incentive target based on achievement of performance goals.

NEO	Target (as % of Base Salary)	Annual Incentive Target
Michael Goettler	150%	$1,950,000
Rajiv Malik	125%	$1,500,000
Sanjeev Narula	100%	$800,000
Anthony Mauro	115%	$920,000
Robert J. Coury	150%	$2,700,000
Annual Incentive Compensation Payouts for 2021
In 2021, Viatris achieved:

Metric	Weighting	Threshold	Target	Maximum	Results
Adjusted EBITDA*	40%	$5,900 million	$6,200 million	$6,500 million	$6,429.3 million
Free Cash Flow**	40%	$1,950 million	$2,150 million	$2,350 million	$2,578 million
Global Regulatory Submissions***	20%	110	120	130	145
*
Adjusted EBITDA is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA, except that the calculation for the incentive program utilized budgeted foreign exchange rates. Viatris’ adjusted EBITDA as reported for the twelve months ended December 31, 2021 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**
Free Cash Flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow, except that the calculation for 2021 annual incentive compensation further adjusts the publicly reported measure for unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, if any, and for proceeds from the sale of property, plant and equipment. Viatris’ free cash flow as reported for the twelve months ended December 31, 2021 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

***	The Science and Technology Committee reviewed the actual results of the global submissions included in the incentive compensation program.

The following table shows the 2021 actual incentive payout for each NEO reflecting Company performance at 190.57% of target.

NEO	Actual Annual Incentive Payout
Michael Goettler	$3,716,115
Rajiv Malik	$2,858,550
Sanjeev Narula	$1,524,560
Anthony Mauro	$1,753,244
Robert J. Coury	$5,145,390
2021 Long-Term Incentive Compensation Programs
Long-Term Incentive Compensation Grants for 2021
The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Viatris’ ordinary shares over several years, as well as other measures associated with the growth, success, and long-term sustainability of Viatris. The Compensation Committee approved annual long-term incentive (“LTI”) award grants in the first quarter of 2021.
Long-term incentive awards for 2021 were predominantly performance-based, with 60% of each NEO’s award in the form of PRSUs and 40% in the form of RSUs. RSUs vest ratably over a three-year period following the grant date, and PRSUs vest as described below. This mix of LTI awards provides NEOs with a combination of incentives and aligns them with the interests of shareholders.
In 2022, we further increased the percentage of performance-based awards so that 65% of NEO equity-based awards were granted as PRSUs.
Each NEO’s 2021 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. In setting each NEO’s LTI targeted value, the Compensation Committee considered a variety of factors, including, among others, peer group compensation and expectations regarding individual roles and responsibilities.
For 2021, the Compensation Committee approved the following annual LTI award values for our NEOs:

NEO	PRSUs	RSUs	Total LTI Award
Michael Goettler	$5,460,000	$3,640,000	$9,100,000
Rajiv Malik	$4,320,000	$2,880,000	$7,200,000
Sanjeev Narula	$1,680,000	$1,120,000	$2,800,000
Anthony Mauro	$1,920,000	$1,280,000	$3,200,000
Robert J. Coury	$6,480,000	$4,320,000	$10,800,000
2021 Three-Year PRSU Performance Metrics
The 2021 grant of PRSUs was subject to Free Cash Flow and Gross Leverage Ratio metrics weighted at 60% and 40%, respectively, and one relative market performance metric (i.e., relative TSR), which is used as a modifier to determine the final payout percentage, as described below. The Free Cash Flow metric incentivizes effective use of Viatris’ capital to drive cash flow generation, and the Gross Leverage Ratio performance metric further reinforces prudent balance sheet management. Each of these incentivized behaviors is closely aligned with our efforts to drive a durable and sustainable business. In addition, the relative TSR modifier impacts executive pay based on Viatris’ performance as compared to industry competitors.
As shown in the table below, payouts under the 2021 PRSUs will be determined in two steps. First, in 2024, the outcome of the Free Cash Flow and Gross Leverage Ratio metrics will be assessed, resulting in an initial payout percentage of 50% for threshold performance (with 0% payout for below threshold performance) up to 150% for maximum performance, with linear interpolation for achievement between threshold and maximum. Second, the relative TSR metric will be applied as a modifier to the initial payout percentage, decreasing it by 30%, leaving it unaffected, or increasing it by 30%, in order to calculate the final payout percentage.

Metric	Weighting	Threshold	Target	Maximum
Free Cash Flow*	60%	$6,500 million	$7,500 million	$8,500 million
Gross Leverage Ratio**	40%	3.14x	2.99x	2.84x
Relative TSR of Peer Group***	Multiplier	At or Below 25 th Percentile of Peer Group	Between 25 th and 75 th Percentiles of Peer Group	At or Above 75 th Percentile of Peer Group
Payout Opportunity (as % of Target)		35%	100%	195%
*
Free Cash Flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow, except that the calculation for the 2021 PRSUs further adjusts the publicly reported measure for unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, if any, for certain material asset sales, if any, and for proceeds from the sale of property, plant and equipment. Viatris’ free cash flow as reported for the twelve months ended December 31, 2021 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**	Gross Leverage Ratio is derived from Viatris’ audited financial statements in the manner described in Appendix A.
***
Relative TSR is calculated by comparing the difference between Viatris’
30-day
trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our peer group.

Payouts with respect to PRSUs granted in 2021 will be determined in early 2024 following the conclusion of the three-year performance cycle.

Although we believe that Viatris stock is significantly undervalued and this modifier is measured on a three-year time frame, based on the relevant stock prices on the close of business April 25, 2022, any payouts of PRSUs would be automatically reduced by 30%.
Governance and Other Considerations Impacting Viatris Compensation Decisions
The Compensation Committee and Board proactively consider external governance-related developments and trends relating to executive compensation. In setting or approving executive compensation, the Compensation Committee and Board may consider, in addition to any corporate goals and objectives applicable to an individual executive, some or all of the following: recognition of individual performance and contributions; pay for performance; alignment with long-term shareholder interests; advancement of Company strategic goals; maintenance of an appropriate level of fixed and at-risk
compensation; remaining competitive with companies within the Company’s peer group; competition for executive talent; internal pay equity; leadership and mentoring skills and contributions; talent management; contributions to establishment or execution of corporate strategy; retention; compliance with applicable law and the Code of Business Conduct and Ethics and Company policy; and/or any other factors determined by the Board or the Compensation Committee to be in the interests of the Company.

The Compensation Committee and Board believe that each company must independently assess which market practices and trends are appropriate for the company at any particular time in the company’s history and remain fully committed to maintaining a strong compensation governance philosophy that is aligned with shareholder interests and best practices. See also page 24.
Commitment to Responsible, Shareholder-Aligned Compensation Governance Practices
The following table summarizes certain specific compensation-related governance practices adopted by the Compensation Committee and Board with respect to 2021 compensation. We note that implementation of many of these practices was responsive to comments from shareholders or otherwise endorsed by shareholders.

What We Do
✓ Maintain a significant portion of compensation aligned with shareholder interests and tied to share price or financial and operational business performance
✓
  Employ metrics for annual and long-term incentives that support both short- and long-term strategies and align with shareholder interests, including a non-financial metric in the annual program tied to important product development initiatives

✓ Base long-term incentives heavily on performance-based metrics and short-term incentives entirely on performance-based metrics
✓ Set rigorous and measurable performance goals and periodically review and discuss our executives’ performance
✓ Use double-trigger vesting for annual long-term incentive awards upon a change in control
✓ Retain independent compensation consultants that report directly to the Compensation Committee
✓ Maintain strong share ownership guidelines
✓ Maintain a robust clawback policy
✓ Engage with shareholders on compensation and governance matters
✓ Consider peer groups and market data in determining compensation

What We Don’t Do
X New fixed-term NEO employment agreements
X Excise tax gross-ups
X Supplemental retirement agreements
X Exercise positive discretion in determining annual incentive compensation or LTI payouts
X Re-pricing of stock options
X Hedging or pledging of shares

Limited Perquisites
We provide certain limited perquisites to our NEOs, including the following:

•	Each NEO receives a car allowance or the use of a leased vehicle and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.

•
Our NEOs take an extraordinarily active approach to overseeing and managing Viatris’ global operations, which necessitates and will continue to necessitate a significant amount of U.S. domestic and international travel time due to our diverse business centers, manufacturing and other facilities, and many client and vendor locations around the world. Viatris provides management with access to corporate aircraft to assist in the management of Viatris’ global platform by providing a more efficient and secure traveling environment, including where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives in the conduct of business. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of Viatris’ business, as well as privacy of business information and communications), we also may from time-to-time
require certain executives to use corporate aircraft for business and personal purposes.

•	For reasons of continued security-related concerns, we may from time-to-time provide certain NEOs with personal security.
401(k) Restoration Plan
The 401(k) Restoration Plan (the “Restoration Plan”) permits employees (including NEOs) who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”) to (i) defer a portion of base salary and bonus compensation, (ii) for employees (other than the NEOs with a Retirement Benefit Agreement) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective
contributions (to the extent made by Viatris), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under Viatris’ 401(k) plan if not for the limits on contributions and deferrals imposed by the Code. Company matching contributions immediately vest and Company non-elective
contributions are subject to an initial three-year vesting period. Upon a change in control (as defined in the Restoration Plan), a participant will become 100% vested in any unvested portion of his or her non-elective
contributions. Distributions of such participant’s vested account balance will be made in a lump sum within 60 days following a participant’s separation from service (or such later date as may be required by Section 409A of the Code).
Viatris 2021 Share Ownership Requirements
Viatris maintains robust share ownership requirements for our NEOs. The requirement is expressed as a multiple of base salary and shown in the table below.

Position	Ownership Requirement
Executive Chairman	6x
Chief Executive Officer	6x
President	4x
Other NEOs	3x

In addition to the NEOs, the Viatris share ownership policy covers the most senior employees at Viatris to promote an ownership culture and further align the interests of those leaders with those of shareholders. Each covered employee has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Common stock actually owned by the covered employee (including shares of common stock held by the covered employee in the Restoration Plan), as well as restricted shares and unvested RSUs and PRSUs (including corresponding dividend equivalent units (“DEUs”)) count toward compliance with these requirements.
Clawback Policy
The Board has approved a clawback policy relating to incentive compensation programs. The policy provides that Viatris may take action to recoup annual incentive compensation and equity-based incentive compensation gains resulting from specified misconduct that causes Viatris to materially restate its financial statements.
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
In addition, Viatris has a number of other policies in effect that govern our executive team’s behavior and that set out clear ethical expectations. Those policies, including our Code of Business Conduct and Ethics, empower Viatris to take a full range of disciplinary responses for any violations, and the Board and the Compensation Committee are not otherwise constrained from seeking to clawback from or deny compensation to any member of the executive team in response to any breach of duties or ethics. The Board considers additional updates to the clawback policy from time-to-time.
In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will respond accordingly.
Anti-Hedging and Anti-Pledging Policy
Viatris has a securities trading policy that prohibits directors and Section 16 Officers and their respective designees from trading in hedging instruments or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments are defined as any prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include shares and options to purchase shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Viatris or any parent, subsidiary, or subsidiary of any parent of Viatris, as well as any derivative financial instruments pertaining to such securities, whether or not issued by us, such as options and forward contracts.
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
Consideration of Risk in Company Compensation Policies
The Compensation Committee has considered risk management in determining compensation policies and believes that our programs are designed appropriately to encourage outstanding, consistent, sustainable business performance over extended periods of time. Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of objective performance measures, so that undue emphasis is not placed on one particular measure, and we employ different types of compensation to provide value over the short-, medium- and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequences that an overly formulaic approach may have on excessive risk-taking by management. At least annually, the Compensation Committee also receives and discusses a report from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant, on risk management in connection with the Company’s compensation program.
The Compensation Committee believes that our compensation policies and practices do not encourage excessive risk and are not reasonably likely to have a material adverse effect on the Company.
Role of the Compensation Committee
The Compensation Committee is comprised solely of independent Directors and oversees the design and implementation of our executive compensation programs. The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our Executive Chairman and CEO, recommends compensation and objectives to the independent, non-executive
members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel, and an internal executive compensation team.
The Compensation Committee has retained Meridian to provide advice and information regarding the design and implementation of Viatris’ executive compensation programs. Meridian also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to our executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits and perquisites.
The Compensation Committee also receives advice from outside counsel including, but not limited to, Cravath, Swaine & Moore LLP.
The Compensation Committee performs an annual review of the independence of its outside advisors, consistent with NASDAQ requirements and the Compensation Committee charter.

Tax Deduction Cap on Executive Compensation
Section 162(m) of the Code restricts the deductibility for U.S. federal income tax purposes of the compensation paid to the CEO, CFO, each of the other NEOs who was an executive officer at the end of the applicable fiscal year, and certain other executives to the extent that such compensation for such executive exceeds $1 million. As a result, except to the extent provided in limited transition relief, compensation over $1 million paid to any NEO is no longer deductible under Section 162(m) of the Code. The Board and the Compensation Committee reserve the right to provide compensation to our executives that is not deductible, including, but not limited to, when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention, or recognize and reward desired performance.
Compensation Committee Report
We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.
Respectfully submitted,
Melina Higgins, Chair
Neil Dimick
James M. Kilts
Pauline van der Meer Mohr
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee during 2021 was an officer or employee of Viatris, was formerly an officer of Viatris, or had any relationship requiring disclosure by Viatris under Item 404 of Regulation
S-K.
During 2021, no executive officer of Viatris served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Viatris.

Executive Compensation Tables

2021 Summary Compensation Table
The following summary compensation table sets forth the cash and non-cash
compensation paid or granted to or earned by the NEOs. The 2021 compensation reflects the first full year of Viatris’ simplified performance-based compensation program. Portions of reported 2020 compensation include one-time
transaction-related items and address certain legacy company (Upjohn and Mylan) commitments that are not components of the Viatris 2021 compensation program.

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
Michael Goettler Chief Executive Officer	2021 2020	1,300,000 871,875	— 1,000,000	9,100,015 2,400,000	— —	3,716,115 951,675	— —	553,462 249,355	14,669,592 5,472,905
Sanjeev Narula Chief Financial Officer	2021 2020	800,000 539,183	— 1,000,000	2,800,011 425,000	— —	1,524,560 303,021	— —	526,114 661,719	5,650,685 2,928,923
Rajiv Malik President	2021 2020	1,200,000 1,155,769	— 2,500,000	7,200,017 6,210,015	— 690,001	2,858,550 2,358,386	— 336,290	363,683 851,522	11,622,250 14,101,983
Anthony Mauro President, Developed Markets	2021 2020	800,000 800,000	— 1,000,000	3,200,017 2,880,022	— 320,005	1,753,244 1,501,164	— —	296,654 243,446	6,049,915 6,744,637
Robert J. Coury Executive Chairman	2021 2020	1,800,000 1,800,000	— 10,000,000	10,800,010 12,451,936	— —	5,145,390 4,405,590	— —	806,678 399,850	18,552,078 29,057,376
(1)
Represents the base salary actually paid to the NEO in 2021 and 2020. The 2020 amount includes the salary paid by Mylan or Upjohn, as applicable, prior to the closing of the Combination and by Viatris after the closing of the Combination. For Mr. Coury, the amount includes the cash retainer received while serving as Mylan’s non-executive
Chairman from January 1, 2020 through April 15, 2020, his base salary for serving as Mylan’s Executive Chairman from April 15, 2020 to the closing of the Combination, and his base salary for serving as Viatris’ Executive Chairman for the remainder of 2020.

(2)
In connection with the Combination in 2020, Messrs. Goettler and Narula each became entitled to receive a $1 million transaction-related payment previously granted to them by Pfizer. In connection with the Combination, Mr. Malik and Mr. Mauro received cash awards equal to $2.5 million and $1 million, respectively, in recognition of their significant efforts in connection with integration planning matters related to the Combination in addition to their customary responsibilities. In connection with the Combination, Mr. Coury received a one-time
cash recognition award of $10 million (which recognized and rewarded Mr. Coury for, among other things: the fact that Mr. Coury assumed an executive role with Mylan in April 2020 but did not receive an annual equity grant at that time (which, had it been awarded, would have been valued at approximately $10.8 million); his strategic leadership of Mylan; the unexpected and significantly increased efforts expended by Mr. Coury on company matters since April 2020, including during the
COVID-19
pandemic; his significant leadership in the analysis and negotiation relating to the Combination and integration planning matters with respect to the Combination; and his expected leadership, direction and efforts for the combined company so that shareholders can realize the significant opportunity and benefits that are expected from the Combination).

(3)
Represents the grant date fair value of the long-term incentive awards granted to the NEO in 2021 and 2020, as applicable. The grant date fair value of PRSUs for 2021 is based on the target value and is as follows:

Messrs. Goettler ($5,460,009), Narula ($1,680,004), Malik ($4,320,010), Mauro ($1,920,004) and Coury ($6,480,001). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2021 would have been as follows: Messrs. Goettler ($10,647,022), Narula ($3,276,011), Malik ($8,424,026), Mauro ($3,744,009) and Coury ($12,636,004). With respect to Messrs. Goettler and Narula’s 2020 award, the grant date fair value represents cash-based awards granted by Pfizer in 2020 prior to the Combination, equal to $2,400,000 and $425,000, respectively. In connection with the Combination, these and certain other Pfizer awards were canceled and forfeited and Messrs. Goettler and Narula were granted Viatris RSUs to replace such forfeited Pfizer awards. With respect to Messrs. Malik and Mauro’s 2020 award, the grant date fair value represents RSUs and PRSUs granted by Mylan in 2020 prior to the Combination. In the case of PRSUs, value is based on the target value as follows: Mr. Malik ($3,450,010) and Mr. Mauro ($1,600,014). In connection with the Combination, PRSUs were converted into an award of Viatris RSUs on a one-for-one
basis assuming target level performance and RSUs were also converted into Viatris RSUs on a one-for-one
basis. With respect to Mr. Coury, the grant date fair value of stock awards for 2020 represents the 1.6 million PRSUs granted by Viatris in connection with the Combination pursuant to his Value Creation Award, based on the Monte Carlo value equal to $12,451,936. For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(4)
Represents the grant date fair value of the option awards granted by Mylan in 2020 prior to the Combination. In connection with the Combination, these option awards were converted into options to purchase shares of Viatris common stock on a one-for-one
basis.

(5)	Represents amounts paid under the Company’s annual short-term incentive plan. For a discussion of this plan, see “2021 Annual Incentive Compensation Program” on page 27 of this Form 10-K/A.
(6)
Represents the aggregate change in present value of Mr. Malik’s accumulated benefit under Mr. Malik’s Retirement Benefit Agreement. Mr. Malik’s Retirement Benefit Agreement was frozen as of the Combination and Mr. Malik no longer accrues additional benefits under the agreement. In computing this amount, we used the same assumptions that were used to determine the expense amounts recognized in our 2020 financial statements. In 2020, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of $336,290 for Mr. Malik. For further information concerning Mr. Malik’s Retirement Benefit Agreement, see the Pension Benefits for 2021 Table on page 42. Messrs. Goettler and Narula participated in pension plans of Pfizer prior to the Combination, and Pfizer retained all liabilities with respect to such plans.

(7)	Amounts shown in this column are detailed in the following chart.

Name	Fiscal Year	Use of Company Provided Automobile ($) (a)	Personal Use of Company Aircraft ($) (b)	Expatriate Benefits ($) (c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($) (d)	Restoration Plan Contribution ($) (e)	Other ($) (f)	Total ($)
Michael Goettler	2021 2020	19,451 2,400	58,797 —	227,481 43,863	30,300 9,750	215,784 193,199	1,649 143	553,462 249,355
Sanjeev Narula	2021 2020	19,200 2,400	— —	336,440 631,856	26,454 7,231	139,419 20,089	4,601 143	526,114 661,719
Rajiv Malik	2021 2020	6,847 2,204	62,141 9,482	26,036 606,221	32,700 31,222	228,787 182,052	7,172 20,341	363,683 851,522
Anthony Mauro	2021 2020	19,200 19,200	9,150 —	— —	31,570 31,484	230,711 189,360	6,023 3,402	296,654 243,446
Robert J. Coury	2021 2020	24,563 25,111	29,184 30,363	— —	31,377 28,300	680,312 275,306	41,242 40,770	806,678 399,850

(a)
In the case of Messrs. Goettler, Narula, Mauro, and Coury, these costs represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

(b)
Amounts disclosed represent the actual aggregate incremental costs associated with the personal use of corporate aircraft. Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees, and other trip-related variable costs. Because the aircrafts are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs, and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated.

(c)
For 2021, amounts disclosed include for Messrs. Goettler and Narula the value of certain expatriate, repatriation and relocation benefits of $227,481 and $336,440, respectively. For 2020, amounts for Messrs. Goettler and Narula, include the value of certain expatriate, repatriation and relocation benefits of $43,863 and $631,856, respectively, paid by Pfizer and/or Viatris in 2020. Repatriation for Messrs. Goettler and Narula occurred on September 30, 2020. For 2021, the amount disclosed for Mr. Malik represents immigration expenses of $26,036. For 2020, the amount disclosed reflects expatriate benefits for Mr. Malik that represent income taxes paid by Mylan in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik was responsible for, and continued to pay taxes equal to those he would have been obligated to pay had he maintained his principal work location and residence in India rather than having transferred, at Mylan’s request, to the United States, while Mylan generally paid for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with Mylan’s payment of taxes on his behalf. This amount for Mr. Malik is net of Mylan’s estimated tax refunds for each year. The estimated refund was $274,822 for 2020. Mr. Malik is no longer eligible for these legacy tax equalization benefits.

(d)
For 2021, amounts for each NEO include a matching contribution for Messrs. Goettler ($10,000), Narula ($6,154), Malik ($12,400), Mauro ($11,270), and Coury ($11,077) and a profit sharing contribution received in March 2022 in respect of fiscal year 2021 to each of Messrs. Goettler, Narula, Malik, Mauro, and Coury ($20,300). For 2020, amounts disclosed for each NEO include a matching contribution for Messrs. Narula ($1,231), Malik ($14,122), Mauro ($14,384), and Coury ($11,200) and a profit sharing contribution received in March 2021 in respect of fiscal year 2020 for Messrs. Goettler ($9,750) and Narula ($6,000) and to each of Messrs. Malik, Mauro, and Coury ($17,100).

(e)
For 2021, amounts disclosed include a matching contribution under the Restoration Plan for Messrs. Goettler ($78,467), Narula ($80,782), Mauro ($89,930), and Coury ($266,221), and a profit sharing contribution under the Restoration Plan received in March 2022 in respect of fiscal year 2021 for Messrs. Goettler ($137,317), Narula ($58,637), Malik ($228,787), Mauro ($140,781), and Coury ($414,091). For 2020, amounts disclosed include, for Messrs. Goettler, Mauro and Coury a matching contribution under the Restoration Plan of $36,467, $130,584, and $215,857, respectively, and a profit sharing contribution under the Restoration Plan received in March 2021 in respect of fiscal year 2020 for each of Messrs. Malik, Mauro, and Coury equal to $182,052, $58,776, and $59,449, respectively. Amounts disclosed for Messrs. Goettler and Narula include Retirement Savings Contributions under Pfizer’s plans in the amount of $156,732 and $20,089, respectively.

(f)
For 2021, amounts disclosed represent health insurance for Messrs. Malik and Coury ($11,601); certain personal security services for Mr. Coury ($29,233); international travel assistance premiums for each of the NEOs; events for Messrs. Narula, Malik, and Mauro; tax preparation services related to U.K. tax returns for Messrs. Malik and Mauro; and long-term disability premiums for Messrs. Goettler, Narula, Malik, and Mauro. For 2020, amounts disclosed represent health insurance for Messrs. Malik and Coury ($29,102); certain personal security services for Messrs. Malik and Coury; events for Mr. Malik; tax preparation services related to U.K. tax returns for Messrs. Mauro and Coury; long-term disability premiums for Messrs. Goettler, Narula, Malik, Mauro, and Coury; and international travel assistance premiums for Messrs. Malik, Mauro, and Coury.

Grants of Plan-Based Awards for 2021
The following table summarizes grants of plan-based awards made to each NEO during 2021.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payments Under Equity Incentive Plan Awards (2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Michael Goettler			975,000	1,950,000	3,900,000	—	—	—	—	—	—	—
	3/2/2021	3/2/2021	—	—	—	133,731	382,086	745,068	—	—	—	5,460,009
	3/2/2021	3/2/2021	—	—	—	—	—	—	254,724	—	—	3,640,006
Sanjeev Narula			400,000	800,000	1,600,000	—	—	—	—	—	—	—
	3/2/2021	3/2/2021	—	—	—	41,148	117,565	229,252	—	—	—	1,680,004
	3/2/2021	3/2/2021	—	—	—	—	—	—	78,377	—	—	1,120,007
Rajiv Malik			750,000	1,500,000	3,000,000	—	—	—	—	—	—	—
	3/2/2021	3/2/2021	—	—	—	105,809	302,310	589,505	—	—	—	4,320,010
	3/2/2021	3/2/2021	—	—	—	—	—	—	201,540	—	—	2,880,007
Anthony Mauro			460,000	920,000	1,840,000	—	—	—	—	—	—	—
	3/2/2021	3/2/2021	—	—	—	47,026	134,360	262,002	—	—	—	1,920,004
	3/2/2021	3/2/2021	—	—	—	—	—	—	89,574	—	—	1,280,012
Robert J. Coury			1,350,000	2,700,000	5,400,000	—	—	—	—	—	—	—
	3/2/2021	3/2/2021	—	—	—	158,713	453,464	884,255	—	—	—	6,480,001
	3/2/2021	3/2/2021	—	—	—	—	—	—	302,310	—	—	4,320,010
(1)
The performance goals under the annual incentive compensation program applicable to the NEOs during 2021 are described above in the CD&A. For a discussion of these awards, see “2021 Annual Incentive Compensation Program” on pages 27 to 29 of this Form 10-K/A.

(2)
Consists of PRSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2021 table.

(3)
Consists of RSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2021 table.

(4)
Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2021
The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2021.

	Option Awards				Stock Awards
N AME	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Michael Goettler	—	—	—	—	55,248	(3)	747,499	—		—
	—	—	—	—	122,842	(3)	1,662,055	—		—
	—	—	—	—	260,812	(4)	3,528,780	391,217	(5)	5,293,170
Sanjeev Narula	—	—	—	—	21,754	(3)	294,328	—		—
	—	—	—	—	80,250	(4)	1,085,784	120,375	(5)	1,628,669
Rajiv Malik	34,389	—	55.84	3/5/2024	—		—	—		—
	41,637	—	50.66	11/17/2025	—		—	—		—
	50,168	—	46.27	2/17/2026	—		—	—		—
	65,574	—	45.18	3/3/2027	—		—	—		—
	71,600	—	40.97	3/2/2028	—		—	—		—
	40,035	20,018	27.45	3/1/2029	—		—	—		—
	28,291	56,580	17.48	3/2/2030	—		—	—		—
	—	—	—	—	33,516	(6)	453,471	—		—
	—	—	—	—	125,684	(7)	1,700,505	—		—
	—	—	—	—	105,263	(6)	1,424,208	—		—
	—	—	—	—	197,369	(7)	2,670,403	—		—
	—	—	—	—	206,356	(4)	2,792,003	309,535	(5)	4,188,005
Anthony Mauro	4,266	—	23.44	2/22/2022	—		—	—		—
	3,236	—	30.90	3/6/2023	—		—	—		—
	12,009	—	55.84	3/5/2024	—		—	—		—
	16,265	—	50.66	11/17/2025	—		—	—		—
	27,314	—	46.27	2/17/2026	—		—	—		—
	29,275	—	45.18	3/3/2027	—		—	—		—
	29,833	—	40.97	3/2/2028	—		—	—		—
	18,567	9,284	27.45	3/1/2029	—		—	—		—
	13,121	26,240	17.48	3/2/2030	—		—	—		—
	—	—	—	—				—		—
	—	—	—	—	15,544	(6)	210,310	—		—
	—	—	—	—	58,288	(7)	788,637	—		—
	—	—	—	—	48,818	(6)	660,508	—		—
	—	—	—	—	91,534	(7)	1,238,455	—		—
	—	—	—	—	91,715	(4)	1,240,900	137,571	(5)	1,861,336
Robert J. Coury	4,266	—	23.44	2/22/2022	—		—	—		—
	3,236	—	30.90	3/6/2023	—		—	—		—
	58,952	—	55.84	3/5/2024	—		—	—		—
	63,235	—	50.66	11/17/2025	—		—	—		—
	82,776	—	46.27	2/17/2026	—		—	—		—
	—	—	—	—	—		—	1,600,000	(8)	21,648,000
	—	—	—	—	309,535	(4)	4,188,005	464,301	(5)	6,281,994

(1)
Vesting dates applicable to unvested stock options are as follows, in each case, generally subject to continued employment with Viatris: on March 2, 2022, the unvested options at the $27.45 exercise price for Messrs. Malik and Mauro vested and one-half of the unvested stock options at the $17.48 exercise price for Messrs. Malik and Mauro vested. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options become vested and vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options become vested (double-trigger awards) and remain exercisable for the remainder of the original term.

(2)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s shares as of December 31, 2021, $13.53.
(3)
In connection with the Combination, Viatris granted Make-Whole RSU awards to Messrs. Goettler and Narula to replace the Pfizer equity awards forfeited by such NEOs. These Make-Whole RSU awards have the same vesting schedule as the original Pfizer awards and will cliff-vest on the third anniversary of the original grant date. On February 28, 2022, Mr. Goettler vested in 55,248 RSUs; Mr. Goettler is expected to vest in 122,842 RSUs and Mr. Narula is expected to vest in 21,754 RSUs on February 27, 2023. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. For any other termination reason, these RSUs will be forfeited.

(4)
Of the 260,812 RSUs held by Mr. Goettler, 86,938 vested on March 2, 2022 and 86,937 will vest on March 2, 2023 and March 2, 2024; of the 80,250 RSUs held by Mr. Narula, 26,750 vested on March 2, 2022 and 26,749 will vest on March 2, 2023 and 26,751 will vest on March 2, 2024; of the 206,356 RSUs held by Mr. Malik, 68,785 vested on March 2, 2022 and 68,785 will vest on March 2, 2023 and 68,786 will vest on March 2, 2024; of the 91,715 RSUs held by Mr. Mauro, 30,572 vested on March 2, 2022 and 30,571 will vest on March 2, 2023 and 30,572 will vest on March 2, 2024; of the 309,535 RSUs held by Mr. Coury, 103,179 vested on March 2, 2022 and 103,178 will vest on March 2, 2023 and March 2, 2024. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(5)
The PRSUs will vest on March 2, 2024, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(6)
The 33,516 RSUs held by Mr. Malik, and 15,554 RSUs held by Mr. Mauro vested on March 2, 2022; of the 105,263 RSUs held by Mr. Malik, 52,631 vested on March 2, 2022 and 52,632 will vest on March 2, 2023 and of the 48,818 RSUs held by Mr. Mauro, 24,409 RSUs vested on March 2, 2022 and 24,409 will vest on March 2, 2023. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability.

(7)
Mr. Malik is expected to vest in 197,369 shares and Mr. Mauro is expected to vest in 91,534 shares which represents 100% of their original target PRSUs. In accordance with their terms, all of these awards would vest upon an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control (double-trigger awards) or upon the executive’s death or disability. The remaining converted Viatris RSUs are expected to vest upon the earliest to occur of (i) March 2, 2023 (ii) an involuntary termination without cause or a voluntary resignation for good reason within two years following a change in control, and (iii) the executive’s death or disability.

(8)
The PRSUs were granted on November 23, 2020 and are divided into five separate vesting tranches requiring share price appreciation and shareholder returns (including dividends and other distributions) of 25%, 50%, 75%, 100% and 150% from the date of grant through December 30, 2025. In the case of the first three tranches, the PRSUs are subject to a retention requirement through the first anniversary of achieving the shareholder return goal, and in the case of the final two tranches, the PRSUs are subject to a retention requirement through the term of the award. The PRSUs would vest in full upon termination of employment without cause, resignation for good reason, disability, or death.

Option Exercises and Stock Vested for 2021
The option awards and stock awards reflected in the table below were exercised or became vested for the NEOs during 2021.

	Option Awards		Stock Awards
N AME	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael Goettler	—	—	3,499	54,235
Sanjeev Narula	—	—	—	—
Rajiv Malik	—	—	174,017	2,486,703
Anthony Mauro	—	—	76,565	1,094,114
Robert J. Coury	—	—	250,000	3,590,000
Pension Benefits for 2021
The following table summarizes Mr. Malik’s benefits as of December 31, 2021 under The Executive Plan for Rajiv Malik (the “Executive Plan”) and Mr. Malik’s Retirement Benefit Agreement (the “Malik RBA”). The Malik RBA was frozen in November 2020. Mr. Malik will not accrue any additional benefits pursuant to the agreement. The Executive Plan is a deferred compensation plan to which the Company no longer contributes, though the value of the benefit may change depending on the performance of investments. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name (1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Michael Goettler	N/A	N/A	—	—
Sanjeev Narula	N/A	N/A	—	—
Rajiv Malik	The Executive Plan for Rajiv Malik (3)	N/A	509,732	—
Rajiv Malik	Retirement Benefit Agreement (4)	15	5,342,449	—
Anthony Mauro	N/A	N/A	—	—
Robert J. Coury	N/A	N/A	—	—
(1)	Messrs. Goettler, Narula, Mauro and Coury are not party to a defined benefit pension arrangement.
(2)	See pages 32 and 36 of this Form 10-K/A for further information on the value of the accumulated pension benefit.

(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.
(4)	The Malik RBA has been frozen. Mr. Malik no longer accrues any additional benefits under the agreement.
Nonqualified Deferred Compensation
The following table sets forth information relating to the Restoration Plan for 2021.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Michael Goettler	—	78,467	78,467	9,725	—	166,659
Sanjeev Narula	—	25,846	25,846	1,296	—	52,988
Rajiv Malik	709,248	—	182,052	129,026	—	1,020,327
Anthony Mauro	2,513,831	80,447	139,223	135,284	—	2,868,785
Robert J. Coury	85,796	236,624	296,073	37,510	—	656,003
Estimated Payments in Connection with a Termination of Employment or Change in Control

The following discussion summarizes the potential payments and benefits that would have been payable to each of the NEOs upon a termination of employment or upon a change in control, in each case, as of December 31, 2021. The amounts discussed below exclude (i) 401(k) retirement plan contributions and distributions that are generally available to all salaried employees, (ii) payments pursuant to vested Restoration Plan balances and vested rights under Retirement Benefit Agreements, (iii) payments pursuant to awards scheduled to vest on or before December 31, 2021 by their terms, (iv) any amounts that may be due at the time of an event in the table below in respect of accrued and unpaid salary, bonuses, or vacation, and (v) the value of each NEOs’ annual bonus for the 2021 completed fiscal year as the year was complete as of December 31, 2021. These are estimates only and actual amounts payable upon such terminations may be different and will only be determined upon the actual occurrence of any such event.
Michael Goettler
Mr. Goettler is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Viatris and his equity award agreements with Viatris.
Resignation for Good Reason or Termination Without Cause
.
If Mr. Goettler’s employment was terminated on December 31, 2021 by Viatris without cause, he would have been entitled to (1) a lump sum payment equal to two and a half times the sum of his base salary and his target annual bonus in effect at the time of such termination and (2) full vesting of his unvested Make-Whole RSUs (which vesting with respect to the Make-Whole RSUs would also apply in the event of a resignation for good reason). The estimated values of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $8,125,000, in respect of cash severance, and (ii) $2,409,554, in respect of the vesting of his Make-Whole RSUs. If Mr. Goettler’s employment was terminated on December 31, 2021 by Viatris without cause or if Mr. Goettler were to resign for good reason in connection with a change in control (excluding the Combination), in addition to the payments and benefits described in the preceding sentence, he would have been entitled to full vesting of his annual Viatris LTI awards granted in 2021 with any PRSUs granted in 2021 vesting based on target performance. The estimated value of such 2021 LTI awards, assuming a December 31, 2021 termination in connection with a change in control, was $8,821,950.

Termination due to Death or Disability
.
If Mr. Goettler’s employment was terminated on December 31, 2021 due to death or disability, he would have been entitled to full vesting of his unvested RSUs and PRSUs. The estimated value of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $2,409,554, in respect of the vesting of his Make-Whole RSUs, and (ii) $8,821,950, in respect of the vesting of his annual Viatris LTI awards granted in 2021. Mr. Goettler is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Sanjeev Narula
Mr. Narula is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Pfizer (which was assumed by Viatris) (the “Retention Letter”) and his equity award agreements with Viatris.
Termination Without Cause
.
If Mr. Narula’s employment was terminated on December 31, 2021 by Viatris without cause (as defined in the Retention Letter or equity award agreements), he would have been entitled to (1) a lump sum payment equal to two times the sum of his base salary and his highest annual bonus paid by Pfizer, Upjohn or Viatris in respect of the four calendar years preceding his date of termination (even if paid in a later year) and (2) full vesting of his unvested Make-Whole RSUs. The estimated values of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $2,214,024, in respect of cash severance, and (ii) $294,328, in respect of the vesting of his Make-Whole RSUs. If Mr. Narula’s employment was terminated on December 31, 2021 by Viatris without cause in connection with a change in control (excluding the Combination), in addition to the payments and benefits described in the preceding sentence, he would have been entitled to full vesting of his annual Viatris LTI awards granted in 2021 with any PRSUs granted in 2021 vesting based on target performance. The estimated value of such 2021 LTI awards, assuming a December 31, 2021 termination in connection with a change in control, was $2,714,453.
Termination due to Death or Disability
.
If Mr. Narula’s employment was terminated on December 31, 2021 due to death or disability, he would have been entitled to full vesting of his unvested RSUs and PRSUs. The estimated value of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $294,328, in respect of the vesting of his Make-Whole RSUs, and (ii) $2,714,453, in respect of the vesting of his annual Viatris LTI awards granted in 2021. Mr. Narula is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Rajiv Malik
Mr. Malik is entitled to severance payments and benefits upon certain terminations of employment pursuant to his Transition and Succession Agreement with Mylan (which was assumed by Viatris) and his equity award agreements with Viatris. Because the Combination constituted a change in control of Mylan, the Transition and Succession Agreement will apply to terminations of employment through the 24-month anniversary of the Combination.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Malik’s employment was terminated on December 31, 2021 by Viatris without cause, upon resignation for good reason or due to his death or disability (in each case, as defined in the Transition and Succession Agreement or equity award agreements), he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and highest bonus paid, (2) three years of continued health and other benefits, and (3) full vesting of his RSUs and stock options held prior to the Combination. Mr. Malik is also entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives following a termination of employment. In connection with the Combination, Mr. Malik waived his right to a

Section 280G excise tax gross up. The estimated values of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $11,250,364, in respect of cash severance and other benefits, and (ii) $6,248,587, in respect of the vesting of his RSUs and stock options. If Mr. Malik’s employment was terminated on December 31, 2021 by Viatris without cause or if Mr. Malik resigned for good reason in connection with a change in control, in addition to the payments and benefits described in the preceding sentence, he would be entitled to full vesting of his annual Viatris LTI awards granted in 2021 with any PRSUs granted in 2021 vesting based on target performance. The estimated value of such 2021 LTI awards, assuming a December 31, 2021 termination in connection with a change in control, was $6,980,008.
Anthony Mauro
Mr. Mauro is entitled to severance payments and benefits upon certain terminations of employment pursuant to his Transition and Succession Agreement with Mylan (which was assumed by Viatris) and his equity award agreements with Viatris. Because the Combination constituted a change in control of Mylan, the Transition and Succession Agreement will apply to terminations of employment through the 24-month anniversary of the Combination.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Mauro’s employment was terminated on December 31, 2021 by Viatris without cause, upon resignation for good reason or due to his death or disability (in each case, as defined in the Transition and Succession Agreement or equity award agreements), he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and highest bonus paid, (2) three years of continued health and other benefits, and (3) full vesting of his RSUs and stock options held prior to the Combination. The estimated values of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $7,034,845, in respect of cash severance and other benefits, and (ii) $2,897,910, in respect of the vesting of his RSUs and stock options. If Mr. Mauro’s employment was terminated on December 31, 2021 by Viatris without cause or if Mr. Mauro resigned for good reason in connection with a change in control, in addition to the payments and benefits described in the preceding sentence, he would be entitled to full vesting of his annual Viatris LTI awards granted in 2021 with any PRSUs granted in 2021 vesting based on target performance. The estimated value of such 2021 LTI awards, assuming a December 31, 2021 termination in connection with a change in control, was $3,102,235.
Robert J. Coury
Mr. Coury is entitled to severance payments and benefits upon certain terminations of employment pursuant to his Executive Employment Agreement and his equity award agreements with Viatris.
Resignation for Good Reason, Termination Without Cause or Termination due to Death or Disability
.
If Mr. Coury’s employment was terminated on December 31, 2021 by Viatris without cause, upon resignation for good reason, due to his death or disability (in each case, as defined in the Executive Employment Agreement) or in connection with a change in control, he would have been entitled to (1) a lump sum payment equal to three times the sum of his base salary and target or highest bonus paid, (2) three years of continued health and other benefits, and (3) full vesting of his RSUs and PRSUs (including his Value Creation Incentive Award and with any PRSUs granted in 2021 vesting based on target performance). The estimated values of such payments and benefits, assuming a December 31, 2021 termination, would have been (i) $18,765,326, in respect of cash severance and other benefits, and (ii) $32,645,999, in respect of the vesting of his RSUs and PRSUs. These amounts would not be enhanced if these events occurred following a change in control of Viatris.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our global employee population (legacy Mylan and legacy Upjohn) and the annual total compensation of our CEO, Michael Goettler. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Regulation S-K Item 402(u). The ratio of Mr. Goettler’s annual total compensation for 2021, as reported in the Summary Compensation Table on page 36 in this Amendment, to the median employee annual total compensation determined on the same basis was 398:1. For 2021, the annual total compensation along with the value of employer provided benefits of our median employee was $36,865 and $14,685,594 for the CEO.
To identify our median employee, we prepared a list of Viatris employees throughout the world as of December 31, 2021. We chose base salary as our consistently applied compensation measure. We then calculated an annual base salary for each employee, annualizing pay for those employees who commenced work during 2021 and for any employees who were on leave for a portion of 2021. For hourly employees, we used a reasonable estimate of hours worked to determine annual base pay. Our median employee is located in India.
Pay ratios may not be comparable because of different employee populations, geographic distribution of employees, compensation practices and companies may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.
Non-Employee Director Compensation for 2021

The following table sets forth information concerning the compensation earned by Viatris’ Non-Employee Directors for 2021. Directors who are employees of Viatris (Messrs. Coury, Goettler, and Malik) receive no compensation for their Board service. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)	RSUs ($) (2)	All Other Compensation ($) (3)	Total ($)
W. Don Cornwell	150,000	200,003	20,000	370,003
JoEllen Lyons Dillon	200,000	200,003	—	400,003
Neil Dimick	200,000	200,003	20,000	420,003
Melina Higgins	225,000	200,003	20,000	445,003
James Kilts	150,000	200,003	20,000	370,003
Harry A. Korman	175,000	200,003	—	375,003
Richard Mark	150,000	200,003	20,000	370,003
Mark W. Parrish	250,000	200,003	—	450,003
Ian Read	175,000	200,003	—	375,003
Pauline van der Meer Mohr (1)	150,000	200,003	—	350,003
(1)	Fees earned by Ms. van der Meer Mohr were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made.
(2)
Represents the grant date fair value of the specific award granted to the Non-Employee Director. RSU awards granted in 2021 vested on March 2, 2022. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2021, were as follows: Mr. Cornwell; 14,331, Ms. Dillon, 14,331; Mr. Dimick, 14,331; Ms. Higgins, 14,331; Mr. Kilts, 14,331; Mr. Korman, 14,331; Mr. Mark, 14,331; Mr. Parrish, 14,331;

Mr. Read, 14,331; and Ms. van der Meer Mohr, 14,331. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest. The aggregate number of shares subject to stock options held by the Non-Employee Directors, as of December 31, 2021, were as follows: Ms. Dillon, 24,780; Mr. Dimick, 24,780; Ms. Higgins, 31,403; Mr. Korman, 30,770; Mr. Mark, 12,260; Mr. Parrish, 24,780; and Ms. van der Meer Mohr, 13,949.

(3)	The amounts represent charitable contributions made in 2021 under our matching gift program.
Viatris’ compensation philosophy for Non-Employee Directors is designed to attract and retain Directors with the experience necessary to represent the Company and oversee executive management. On an annual basis, the Compensation Committee considers market data for our Compensation Peer Group and input received from the Compensation Committee’s consultant regarding market practices for Director compensation. Any changes to Director compensation are approved by the Compensation Committee and the independent Directors.
Director Compensation Structure for 2022
In March 2022, the Compensation Committee and the independent Directors approved the following Non-Employee Director compensation structure effective as of January 2022:

Element of Compensation	Amount
Board Member Retainer	$150,000
Committee Chair Fee	$25,000
Executive Committee Member Fee	$25,000
Lead Independent Director Compensation	$50,000
Annual Equity Grant Value (RSUs)	$200,000
Non-Employee Directors are also eligible to receive matching charitable contributions under the Company’s Director Matching Gift Program. Under this program, to the extent Non-Employee Directors choose to make charitable contributions to qualifying charitable organizations, the Company matches those contributions dollar-for-dollar up to an annual limit of $20,000 per person per calendar year. Legacy Mylan directors also are eligible to receive tax-equalization payments for incremental tax liabilities, if any, incurred as a result of attendance at Mylan board meetings held outside the U.S. prior to the Combination.
Non-Employee Director Share Ownership Guidelines
Effective January 1, 2021, the Board adopted revised share ownership guidelines for Non-Employee Directors, requiring each to hold common stock valued at five times the amount of their annual cash retainer, excluding any cash retainer paid for committee service. Each Non-Employee Director has five years from his or her start date to attain compliance. These guidelines further demonstrate alignment of Viatris Directors’ interests with shareholders’ interests for the duration of their Board service. Common stock actually owned by the Non-Employee Director as well as restricted shares and unvested RSUs (including corresponding DEUs) count toward compliance with these requirements.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

Security Ownership of Directors, Nominees and Executive Officers
The following table sets forth information regarding the beneficial ownership of common stock of Viatris Inc. as of April 25, 2022 by (i) each Viatris Director, (ii) each NEO, and (iii) all Directors and executive officers of Viatris Inc. as a group (based on 1,212,301,241 shares of common stock of Viatris Inc. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 25, 2022. To Viatris’ knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Viatris Inc., 1000 Mylan Boulevard, Canonsburg, PA, 15317. As noted above, each Non-Employee Director has five years from his or her start date to attain compliance with our Stock Ownership Guidelines. In addition, each of our covered employees has five years to achieve minimum ownership requirements, as discussed in more detail in the Compensation Discussion & Analysis section of this document.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days	Percent of Class
W. Don Cornwell	22,197		—	*
Robert J. Coury	1,061,659		208,199	*
JoEllen Lyons Dillon	39,564	(1)	24,780	*
Neil Dimick	75,200		24,780	*
Michael Goettler	137,155		—	*
Melina Higgins	137,068	(2)	31,403	*
James M. Kilts	79,402		—	*
Harry A. Korman	50,638		26,504	*
Rajiv Malik	881,315	(3)	380,002	*
Richard A. Mark	33,165		12,260	*
Anthony Mauro	240,865	(4)	172,024	*
Sanjeev Narula	22,378		—	*
Mark W. Parrish	82,250		24,780	*
Ian Read	14,497		—	*
Pauline van der Meer Mohr	29,974		13,949	*
All directors and executive officers as a group (20 persons)	3,085,085	(5)	1,037,763	*
*	Less than 1%.
(1)	Includes 18 shares of common stock held by Ms. Dillon’s spouse.
(2)	Includes 74,000 shares of common stock held by Ms. Higgins’ spouse.
(3)	Includes 460,319 shares held in an irrevocable trust for the benefit of Mr. Malik’s spouse and children.
(4)	Includes 5,574 shares held in Mr. Mauro’s 401(k) account.
(5)	Includes the 15 individuals set forth above as well as Messrs. Campbell, Cuneo, Ni, Roman and Taddese.

Security Ownership of Certain Beneficial Owners
The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the shares of common stock of Viatris as of April 25, 2022 (based on 1,212,301,241 shares of common stock of Viatris Inc. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	131,074,042	(1)	10.81%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	86,554,658	(2)	7.14%

(1)
Based on the Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2022, The Vanguard Group has sole voting power over 0 shares of common stock, shared voting power over 1,934,699 shares of common stock, sole dispositive power over 126,099,047 shares of common stock and shared dispositive power over 4,974,995 shares of common stock.

(2)
Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 3, 2022, BlackRock, Inc. has sole voting power over 76,993,236 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 86,554,658 shares of common stock and shared dispositive power over 0 shares of common stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
Based on a review of any transactions between Viatris and its Directors and executive officers, their immediate family members, and their affiliated entities, Viatris has determined that since the beginning of 2021, it was or is to be a participant in the following transactions in which the amount involved exceeds $120,000 and in which any of Viatris’ Directors, executive officers, or greater than five percent shareholders, or any of their immediate family members, had or will have a direct or indirect material interest:
The Coury Firm LLC (together with its predecessors, “TCF”) provides certain services to Viatris and its subsidiaries pursuant to a contract between Mylan Inc., a subsidiary of Viatris, and TCF. The principals of TCF are brothers and a son of Robert J. Coury, Executive Chairman, and TCF is beneficially owned by brothers and trusts on behalf of brothers and children of Mr. Coury. TCF is in the business of providing strategic corporate benefits advice and services, among others. Since approximately 1995, TCF and, in the past, other affiliated entities of TCF, served as the broker in connection with several of Mylan’s and, since the closing of the Combination, Viatris’ employee benefit programs. Commencing on September 1, 2020, the parties extended their agreement through December 31, 2023 on substantially the same terms as their prior arrangement, which included a fixed base fee of $37,500 per month to be paid by Mylan to TCF, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, TCF will continue to receive commissions directly from certain other benefit plan carriers, and in 2021 and early 2022, received payments totaling approximately $285,000 in commissions for these services directly from the insurance carriers (including payments for 2020 business paid in 2021).
Angela Campbell, Mr. Campbell’s spouse and herself a related person of Viatris, held roles of increasing responsibility at Mylan Inc. since June 2007 and is currently serving as Head of Operations Strategic Initiatives at Viatris. Ms. Campbell earned approximately $340,000 in compensation from Viatris in 2021 (consisting of base salary, an annual short-term incentive bonus, amounts realized from the exercise or vesting of long-term incentive awards and miscellaneous other benefits) and her compensation in 2022 is expected to be approximately $360,000 (consisting of base salary, an annual short-term incentive bonus, amounts realized from the exercise or vesting of long-term incentive awards and miscellaneous other benefits).
Mr. Malik is an executive officer of the Company and was party to an employment agreement with Mylan Inc., which contained standard indemnification provisions, and is currently party to a standard indemnification agreement with the Company. The Company has made payments to counsel to Mr. Malik of approximately $1.2 million from January 1, 2021 through April 25, 2022 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $1.2 million in 2022 for ongoing services to be provided to Mr. Malik in connection with such matters. Viatris anticipates additional payment, repayment or advancement of these and other expenses during the pendency of these matters and anticipates that it will make payments for any such claims.
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

Director Independence
Viatris’ Board has determined that Mr. Cornwell, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Kilts, Mr. Korman, Mr. Mark, Mr. Parrish, and Ms. van der Meer Mohr are independent Directors under the applicable NASDAQ listing rules. In making these determinations, the Board considered, with respect to Mr. Cornwell’s independence, that Mr. Cornwell’s son is a partner of PJT Partners (“PJT”), which served as a financial advisor to Mylan in connection with the Combination; PJT also served as Viatris’ financial advisor in connection with the Biocon Biologics Transaction. Mr. Cornwell’s son was not involved in PJT’s work related to either the Combination or the Biocon Biologics Transaction. With respect to Mr. Korman’s independence, the Board considered (a) Mr. Korman’s past employment by Mylan Inc. from 1996 through July 2014 and his prior consulting services for Mylan Inc. from July 2014 to July 1, 2015 and (b) that Mr. Korman’s son had a paid internship with a Mylan subsidiary during the summer of 2019. With respect to Mr. Mark, the Board considered his prior service as a partner at Deloitte, Viatris’ independent registered public accounting firm. The Board determined that any such past arrangements, transactions or relationships would not interfere with the exercise of independent judgment by Mr. Cornwell, Mr. Korman or Mr. Mark in carrying out his respective responsibilities as a Director of Viatris.
Messrs. Coury, Goettler, Malik, and Read are not independent Directors under applicable NASDAQ listing rules.

ITEM 14.	Principal Accounting Fees and Services
In connection with the Combination, on November 19, 2020, the Audit Committee dismissed KPMG LLP as the Company’s independent registered public accounting firm and appointed Deloitte to serve in that role going forward. Mylan is the accounting acquirer in the Combination, and Deloitte had served as Mylan’s independent registered public accounting firm since 1976. As a result, the fees described below for 2020 relate to fees paid by Mylan to Deloitte prior to the Combination and fees paid by Viatris to Deloitte following the closing of the Combination on November 16, 2020. Deloitte has audited Viatris’ financial statements for the fiscal years ended December 31, 2021 and 2020. No relationships exist with Deloitte other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Viatris and Mylan paid to, Deloitte and affiliated firms for such services during 2021 and 2020 are set forth below.

	In Millions
	2021	2020
Audit Fees (1)	$12.29	$11.93
Audit Related Fees (2)	0.19	0.21
Tax Fees (3)	0.27	2.38
All Other Fees (4)	0.10	—

Total Fees	$12.85	$14.52

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
Audit Committee Pre-Approval Policy
The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Viatris. Under the policy, the Committee must review and pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2021 and 2020 were pre-approved by the Audit Committee or, with respect to periods prior to November 16, 2020, the Mylan Audit Committee in accordance with their respective pre-approval policies.

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

Date: April 29, 2022	VIATRIS INC.

	By:	/s/ Sanjeev Narula
Sanjeev Narula Chief Financial Officer (Principal Financial Officer)

Appendix A
Reconciliations of
Non-GAAP
Financial Measures (Unaudited)
Adjusted EBITDA
Adjusted EBITDA for purposes of the 2021 annual compensation awards is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA for 2021 (“As reported”), except that the calculation for the incentive program utilized budgeted foreign exchange rates (“Adjusted for Currency Impact”).

	December 31, 2021
(in millions)	As Reported	Adjusted for Currency Impact
U.S. GAAP net loss	$(1,269.1)	$(1,271.0)
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	61.9	61.9
Income tax provision (benefit)	604.7	603.2
Interest expense (a)	636.2	636.3
Depreciation and amortization (b)	4,506.5	4,502.7
EBITDA	$4,540.2	$4,533.1
Add adjustments:
Share-based compensation expense	111.2	111.2
Litigation settlements and other contingencies, net	329.2	328.7
Restructuring, acquisition related and other special items (c)	1,445.5	1,456.3
Adjusted EBITDA	$6,426.1	$6,429.3
(a)	Includes amortization of premiums and discounts on long-term debt.
(b)	Includes purchase accounting related amortization.
(c)
Includes restructuring related costs, acquisition related costs (primarily including selling, general and administrative expenses) and other special items, including cost of sales, research and development expense, selling, general and administrative expense, and other expense.

Free Cash Flow
Free Cash Flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow (U.S. GAAP net cash provided by operating activities, less capital expenditures) (“As reported”), except that the calculation for 2021 annual incentive compensation further adjusts the publicly reported measure for unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, if any, and for proceeds from the sale of property, plant and equipment. For purposes of the 2021 three-year PRSUs, free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow, except that the calculation for the 2021 PRSUs further adjusts the publicly reported measure for unplanned litigation gains or losses equal to or greater than

A-1

$25 million in the aggregate, if any, for certain material asset sales, if any, and for proceeds from the sale of property, plant and equipment.

Year Ended December 31, 2021
U.S. GAAP net cash provided by operating activities	$3,016.9
Add / (deduct):
Capital expenditures	(457.2)
Free cash flow (As reported)	2,559.7
Proceeds from sale of certain property, plant and equipment	18.3
Free cash flow (for 2021 annual incentive compensation)	$2,578.0
Gross Leverage Ratio, leverage or leverage ratio
Gross Leverage Ratio, leverage or leverage ratio for purposes of the 2021 PRSUs is measured at the end of the three year performance period in 2023 by calculating the Gross Leverage Ratio, leverage or leverage ratio as of year-end 2023. Such ratio is based on the sum of (i) Viatris’ adjusted EBITDA for 2023 and (ii) certain adjustments permitted to be included in Credit Agreement Adjusted EBITDA for such period pursuant to the Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, as amended, restated or replaced from time to time, as compared to Viatris’ total debt at notional amounts at the end of 2023. An illustrative reconciliation of the gross leverage ratio for 2021 is set forth below.

(In millions)	Twelve Months Ended December 31, 2021
Viatris Adjusted EBITDA (As reported)	$6,426.1
Add: other adjustments including estimated synergies	20.6
Credit Agreement Adjusted EBITDA	$6,446.7
Reported debt balances:
Long-term debt, including current portion	21,577.4
Short-term borrowings and other current obligations	1,493.0
Total	23,070.4
Add / (deduct):
Net premiums on various debt issuances	(651.6)
Deferred financing fees	42.4
Fair value adjustment for hedged debt	(16.3)
Total debt at notional amounts	$22,444.9
Notional debt to Credit Agreement Adjusted EBITDA Leverage Ratio	3.5

A-2

2021 Free Cash Flow Guidance
Reconciliation of Estimated 2021 U.S. GAAP Net Cash Provided by Operating Activities to Free Cash Flow (from February 2021)
(
Unaudited, in millions
)

Estimated GAAP Net Cash provided by Operating Activities	$2,650 - $2,800
Less: Capital Expenditures	$(500) - $(650)

Free Cash Flow	$2,000 - $2,300
Reconciliation of Estimated 2021 U.S. GAAP Net Cash Provided by Operating Activities to Free Cash Flow (from November 2021)
(
Unaudited, in millions
)

Estimated GAAP Net Cash provided by Operating Activities	$2,900 - $3,100
Less: Capital Expenditures	$(450) - $(550)

Free Cash Flow	$2,400 - $2,600
2021 Adjusted EBITDA Guidance
The Company was not providing forward-looking guidance for U.S. GAAP net earnings (loss) or a quantitative reconciliation of its 2021 adjusted EBITDA guidance to the most directly comparable U.S. GAAP measure, U.S. GAAP net loss, because it was unable to predict with reasonable certainty the ultimate outcome of certain significant items, including integration and acquisition-related expenses, restructuring expenses, asset impairments, litigation settlements and other contingencies, such as changes to contingent consideration and certain other gains or losses, as well as related income tax accounting, because certain of these items had not occurred, were out of the Company’s control and/or could not be reasonably predicted without unreasonable effort. These items were uncertain, depended on various factors, and could have had a material impact on U.S. GAAP reported results for the guidance period.

A-3