Form 10-Q
period 2022-03-31
Viatris Inc
filed 2022-05-09
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to___________
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 4, 2022 was 1,212,326,908.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2022

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2021 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2021, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
APIs	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The pending transaction between Viatris and Biocon Biologics pursuant to which Viatris will contribute its biosimilars portfolio to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAT	Competition Appeals Tribunal
CJEU	European Court of Justice
clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
CMA	Competition and Markets Authority
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
Commission	European Commission
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
DCGI	Drug Controller General of India

Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
DRIP	Dividend Reinvestment and Share Purchase Plan
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
ERP system	Enterprise resource planning system
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority in the U.K.
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2022
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IRS	U.S. Internal Revenue Service
IRS Ruling	The private letter ruling issued by the IRS to Pfizer with respect to the Combination, dated as of March 17, 2020
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
maximum leverage ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II B.V., a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Euro Notes	The 2.125% Senior Notes due 2025 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.

Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 3.125% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Securitization	Mylan Securitization LLC
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in July 2021 for borrowings up to $200 million and expiring in August 2022
OTC	Over-the-counter
Pfizer	Pfizer Inc.
Plan	Viatris Inc. 2020 Stock Incentive Plan
PMS	Pharmascience Inc.
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
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

respiratory delivery platform	Pfizer’s proprietary dry powder inhaler delivery platform
restricted stock awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
RICO	Racketeer Influenced and Corrupt Organizations Act
RSUs	The Company's unvested restricted stock unit awards
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior U.S. Dollar Notes	The Upjohn U.S. Dollar Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses

SOFR	Secured overnight financial rate
Stock awards	Stock options and SARs
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition service agreements
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Unregistered Upjohn U.S. Dollar Notes	The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II and Utah Acquisition Sub Inc.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn U.S. Dollar Notes
Senior unsecured notes denominated in U.S. dollars and originally issued by Upjohn Inc. or Viatris Inc. pursuant to an indenture dated June 22, 2020 and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Net sales	$4,178.2	$4,400.1
Other revenues	13.5	30.2
Total revenues	4,191.7	4,430.3
Cost of sales	2,420.5	3,303.0
Gross profit	1,771.2	1,127.3
Operating expenses:
Research and development	142.3	184.1
Selling, general and administrative	915.3	1,186.5
Litigation settlements and other contingencies, net	6.2	22.9
Total operating expenses	1,063.8	1,393.5
Earnings (loss) from operations	707.4	(266.2)
Interest expense	146.2	169.0
Other expense, net	33.7	6.1
Earnings (loss) before income taxes	527.5	(441.3)
Income tax provision	128.3	596.3
Net earnings (loss)	$399.2	$(1,037.6)
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.33	$(0.86)
Diluted	$0.33	$(0.86)
Weighted average shares outstanding:
Basic	1,210.5	1,207.5
Diluted	1,213.1	1,207.5

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2022	2021
Net earnings (loss)	$399.2	$(1,037.6)
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(469.2)	(721.2)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(2.6)	0.8
Net unrecognized gain on derivatives in cash flow hedging relationships	0.2	3.3
Net unrecognized gain on derivatives in net investment hedging relationships	201.3	227.4
Net unrealized loss on marketable securities	(1.7)	(0.9)
Other comprehensive loss, before tax	(272.0)	(490.6)
Income tax provision	44.7	37.0
Other comprehensive loss, net of tax	(316.7)	(527.6)
Comprehensive earnings (loss)	$82.5	$(1,565.2)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Assets
Current assets:
Cash and cash equivalents	$752.4	$701.2
Accounts receivable, net	4,093.9	4,266.4
Inventories	3,797.3	3,977.7
Prepaid expenses and other current assets	1,763.6	1,957.6
Assets held for sale	1,337.1	—
Total current assets	11,744.3	10,902.9
Property, plant and equipment, net	3,150.2	3,188.6
Intangible assets, net	25,251.8	26,134.2
Goodwill	10,978.8	12,113.7
Deferred income tax benefit	1,285.8	1,332.7
Other assets	1,056.0	1,170.7
Total assets	$53,466.9	$54,842.8

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,499.6	$1,657.4
Short-term borrowings	655.4	1,493.0
Income taxes payable	177.8	236.9
Current portion of long-term debt and other long-term obligations	2,606.1	1,877.5
Liabilities held for sale	277.7	—
Other current liabilities	4,426.3	4,619.6
Total current liabilities	9,642.9	9,884.4
Long-term debt	18,762.5	19,717.1
Deferred income tax liability	2,729.5	2,815.0
Other long-term obligations	1,884.3	1,933.6
Total liabilities	33,019.2	34,350.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued and outstanding: 1,212,323,483 and 1,209,507,463, respectively	12.1	12.1
Additional paid-in capital	18,555.1	18,536.1
Retained earnings	3,941.5	3,688.8
Accumulated other comprehensive loss	(2,061.0)	(1,744.3)
Total equity	20,447.7	20,492.7

Total liabilities and equity	$53,466.9	$54,842.8

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	—	—	399.2	—	—	—	399.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(316.7)	(316.7)
Issuance of restricted stock and stock options exercised, net	2,816,020	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(9.3)	—	—	—	—	(9.3)
Share-based compensation expense	—	—	28.3	—	—	—	—	28.3
Cash dividends declared, $0.12 per common share	—	—	—	(146.5)	—	—	—	(146.5)
Balance at March 31, 2022	1,212,323,483	$12.1	$18,555.1	$3,941.5	—	$—	$(2,061.0)	$20,447.7

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,037.6)	—	—	—	(1,037.6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(527.6)	(527.6)
Issuance of restricted stock and stock options exercised, net	1,635,326	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(6.9)	—	—	—	—	(6.9)
Share-based compensation expense	—	—	32.7	—	—	—	—	32.7
Balance at March 31, 2021	1,208,530,970	$12.1	$18,464.6	$4,323.6	—	$—	$(1,385.6)	$21,414.7

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$399.2	$(1,037.6)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	736.0	1,422.5
Share-based compensation expense	28.3	32.7
Deferred income tax (benefit) expense	(52.8)	288.4
Loss from equity method investments	(0.1)	17.9
Other non-cash items	37.8	33.3
Litigation settlements and other contingencies, net	5.2	22.9
Changes in operating assets and liabilities:
Accounts receivable	(115.5)	(59.8)
Inventories	(69.1)	(203.4)
Accounts payable	(30.2)	191.9
Income taxes	67.0	494.6
Other operating assets and liabilities, net	132.7	(354.6)
Net cash provided by operating activities	1,138.5	848.8
Cash flows from investing activities:
Cash received from acquisitions	—	277.0
Capital expenditures	(64.5)	(49.5)
Purchase of marketable securities	(8.6)	(12.3)
Proceeds from the sale of marketable securities	8.5	12.3
Payments for product rights and other, net	(7.4)	(3.7)
Proceeds from the sale of assets	5.1	12.5
Net cash (used in) provided by investing activities	(66.9)	236.3
Cash flows from financing activities:
Proceeds from issuance of long-term debt	0.1	—
Payments of long-term debt	(0.1)	—
Change in short-term borrowings, net	(837.9)	(1,063.9)
Taxes paid related to net share settlement of equity awards	(9.9)	(7.8)
Contingent consideration payments	(15.5)	(26.0)
Payments of financing fees	(0.4)	—
Cash dividends paid	(145.1)	—
Other items, net	(0.2)	(2.1)
Net cash used in financing activities	(1,009.0)	(1,099.8)
Effect on cash of changes in exchange rates	(11.4)	(22.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	51.2	(36.9)
Cash, cash equivalents and restricted cash — beginning of period	706.2	850.0
Cash, cash equivalents and restricted cash — end of period	$757.4	$813.1
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2021 Form 10-K. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements.
Turkey Highly Inflationary - Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary. In accordance with ASC 830, starting with the second quarter of 2022, we will begin to use the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. The impacted net sales for the three months ended March 31, 2022 and total assets at March 31, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Consideration received from licenses of intellectual property is recorded as other revenues. Royalty or profit share amounts, which are based on sales of licensed products or technology, are recorded when the customer’s subsequent sales or usages occur. Such consideration is included in other revenues in the condensed consolidated statements of operations.
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2022 and 2021, respectively:

(In millions)	Three Months Ended March 31, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,298.7	$569.7	$249.0	$436.7	$2,554.1
Complex Gx and Biosimilars	364.1	—	10.3	16.4	390.8
Generics	813.3	3.4	164.5	252.1	1,233.3
Total	$2,476.1	$573.1	$423.8	$705.2	$4,178.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended March 31, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,403.7	$590.9	$284.0	$446.0	$2,724.6
Complex Gx and Biosimilars	312.0	—	8.9	8.0	328.9
Generics	855.9	1.0	189.0	300.7	1,346.6
Total	$2,571.6	$591.9	$481.9	$754.7	$4,400.1

The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(In millions)	2022	2021
Select Key Global Products
Lipitor ®	$440.1	$464.6
Norvasc ®	207.8	227.7
Lyrica ®	171.7	187.8
Viagra ®	129.8	139.6
EpiPen® Auto-Injectors	88.8	103.7
Celebrex ®	85.2	89.0
Effexor ®	77.5	76.6
Creon ®	74.7	69.9
Zoloft ®	73.1	76.6
Xalabrands	53.0	57.9

Select Key Segment Products
Dymista ®	$44.0	$40.3
Yupelri ®	43.7	36.9
Amitiza ®	41.8	45.9
Xanax ®	40.0	45.1
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three months ended March 31, 2022 include the unfavorable impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Gross sales	$7,198.3	$7,567.0
Gross to net adjustments:
Chargebacks	(1,584.2)	(1,318.0)
Rebates, promotional programs and other sales allowances	(1,205.9)	(1,568.5)
Returns	(82.6)	(113.0)
Governmental rebate programs	(147.4)	(167.4)
Total gross to net adjustments	$(3,020.1)	$(3,166.9)
Net sales	$4,178.2	$4,400.1
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2022. Such allowances were comprised of the following at March 31, 2022 and December 31, 2021, respectively:

(In millions)	March 31, 2022	December 31, 2021
Accounts receivable, net	$1,707.1	$1,688.6
Other current liabilities	1,095.8	1,362.1
Total	$2,802.9	$3,050.7
Accounts receivable, net was comprised of the following at March 31, 2022 and December 31, 2021, respectively:

(In millions)	March 31, 2022	December 31, 2021
Trade receivables, net	$3,556.9	$3,774.4
Other receivables	537.0	492.0
Accounts receivable, net	$4,093.9	$4,266.4
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $55.1 million and $29.6 million of accounts receivable as of March 31, 2022 and December 31, 2021, respectively, under these factoring arrangements.
3.Recent Accounting Pronouncements
Adoption of New Accounting Standard
In November 2021, the FASB issued Accounting Standards Update 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (“ASU 2021-10”), which requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. We adopted the ASU prospectively on January 1, 2022. The additional annual disclosures required are not expected to have a material impact on our consolidated financial statements.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2021 Form 10-K. Refer to Viatris’ 2021 Form 10-K for additional information.
4.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the Plan which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the 2003 LTIP, which had previously been approved by Mylan shareholders. The Plan and 2003 LTIP include (i) 72,500,000 shares of common stock authorized for grant pursuant to the Plan, which may include dividend payments payable in common stock on unvested shares granted under awards, (ii) 6,757,640 shares of common stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of common stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.
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
The following table summarizes stock awards (stock options and SARs) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2021	5,576,490	$37.19
Forfeited	(450,161)	$27.54
Outstanding at March 31, 2022	5,126,329	$38.04
Vested and expected to vest at March 31, 2022	5,077,897	$38.21
Exercisable at March 31, 2022	4,831,333	$39.19
As of March 31, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.7 years, 4.6 years and 4.5 years, respectively. Also, at March 31, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A summary of the status of the Company’s nonvested restricted stock awards (restricted stock and restricted stock unit awards, including PSUs) as of March 31, 2022 and the changes during the three months ended March 31, 2022 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2021	16,858,128	$15.12
Granted	16,635,392	10.20
Released	(3,517,219)	17.95
Forfeited	(229,241)	13.99
Nonvested at March 31, 2022	29,747,060	$12.04
As of March 31, 2022, the Company had $272.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 2.0 years. The total intrinsic value of restricted stock units released during the three months ended March 31, 2022 and 2021 was $63.1 million and $30.8 million, respectively.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
5.Pensions and Other Postretirement Benefits
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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2022 and 2021 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2022	2021
Service cost	$9.5	$10.8
Interest cost	10.4	8.5
Expected return on plan assets	(16.6)	(16.5)
Amortization of prior service costs	0.1	(0.1)
Recognized net actuarial losses	—	0.3
Net periodic benefit cost	$3.4	$3.0
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2022 plan year. The Company expects to make total benefit payments of approximately $118.0 million from pension and other postretirement benefit plans in 2022. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $52.0 million in 2022.
6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$752.4	$701.2	$806.9
Restricted cash, included in prepaid expenses and other current assets	5.0	5.0	6.2
Cash, cash equivalents and restricted cash	$757.4	$706.2	$813.1
Inventories

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$868.1	$922.4
Work in process	767.5	993.3
Finished goods	2,161.7	2,062.0
Inventories	$3,797.3	$3,977.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	March 31, 2022	December 31, 2021
Prepaid expenses	$268.1	$256.7
Available-for-sale fixed income securities	36.6	38.2
Fair value of financial instruments	202.8	144.6
Equity securities	48.0	51.0
Other current assets	1,208.1	1,467.1
Prepaid expenses and other current assets	$1,763.6	$1,957.6
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2022	December 31, 2021
Machinery and equipment	$2,845.8	$3,054.0
Buildings and improvements	1,578.4	1,808.5
Construction in progress	541.8	588.7
Land and improvements	126.5	137.9
Gross property, plant and equipment	5,092.5	5,589.1
Accumulated depreciation	1,942.3	2,400.5
Property, plant and equipment, net	$3,150.2	$3,188.6
Other assets

(In millions)	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	$281.7	$290.8
Other long-term assets	774.3	879.9
Other assets	$1,056.0	$1,170.7
Accounts payable

(In millions)	March 31, 2022	December 31, 2021
Trade accounts payable	$928.4	$1,056.1
Other payables	571.2	601.3
Accounts payable	$1,499.6	$1,657.4

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	March 31, 2022	December 31, 2021
Accrued sales allowances	$1,095.8	$1,362.1
Legal and professional accruals, including litigation accruals	694.9	715.6
Payroll and employee benefit liabilities	567.1	741.9
Contingent consideration	86.2	66.7
Accrued restructuring	171.8	233.5
Accrued interest	228.8	86.6
Equity method investments, clean energy investments	4.3	10.9
Fair value of financial instruments	98.9	61.0
Operating lease liability	89.9	86.7
Other	1,388.6	1,254.6
Other current liabilities	$4,426.3	$4,619.6
Other long-term obligations

(In millions)	March 31, 2022	December 31, 2021
Employee benefit liabilities	$861.3	$876.4
Contingent consideration	112.2	133.0
Tax related items, including contingencies	429.5	426.1
Operating lease liability	191.7	200.9
Accrued restructuring	51.4	64.3
Other	238.2	232.9
Other long-term obligations	$1,884.3	$1,933.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Assets and liabilities held for sale
On February 27, 2022, the Company entered into an agreement to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, subject to certain adjustments, ownership of at least 12.9% of Biocon Biologics, on a fully diluted basis, in the form of convertible preferred equity which will have certain priority rights with respect to certain liquidity events, and $335 million as additional cash payments that are expected to be paid in 2024. Upon closing of the transaction, we expect to record a gain for the difference between the consideration received, including the fair value of the convertible preferred equity, and the carrying value of the biosimilars portfolio. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close in the second half of 2022 and is subject to various closing conditions (including regulatory approvals).

Assets and liabilities associated with the biosimilars portfolio were reclassified as held for sale in the condensed consolidated balance sheets as of March 31, 2022. The amounts associated with the biosimilars portfolio classified as held for sale consisted of the following:

As of
(In millions)	March 31, 2022
Assets held for sale
Accounts receivable, net	$136.1
Inventories	122.4
Prepaid expenses and other current assets	12.5
Intangible assets, net	7.5
Goodwill	953.0
Other assets	105.6
Total assets held for sale	$1,337.1

Liabilities held for sale
Accounts payable	$95.4
Other current liabilities	182.3
Total liabilities held for sale	$277.7

For the three months ended March 31, 2022, total revenues relating to the biosimilars portfolio expected to be contributed to Biocon Biologics during the second half of 2022 were approximately $169.1 million.
7.Equity Method Investments
The law that provides for IRC Section 45 tax credits expired during the year ended December 31, 2021 for all three clean energy investments and all of the clean energy investments have wound down operations. Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis for the three months ended March 31, 2021 are as follows:

Three Months Ended
(In millions)	March 31, 2021
Total revenues	$109.5
Gross loss	(1.4)
Operating and non-operating expense	4.9
Net loss	$(6.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company’s net losses from its equity method investments included amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three months ended March 31, 2021, the Company recognized net losses from equity method investments of $17.9 million, which were recognized as a component of other expense, net in the condensed consolidated statements of operations. The Company recognized the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.
8.Earnings (Loss) per Share
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
Basic and diluted earnings (loss) per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2022	2021
Basic earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$399.2	$(1,037.6)
Shares (denominator):
Weighted average shares outstanding	1,210.5	1,207.5
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.33	$(0.86)

Diluted earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$399.2	$(1,037.6)
Shares (denominator):
Weighted average shares outstanding	1,210.5	1,207.5
Share-based awards	2.6	—
Total dilutive shares outstanding	1,213.1	1,207.5
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.33	$(0.86)
Additional stock awards and restricted stock awards were outstanding during the three months ended March 31, 2022 and 2021, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2022 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 15.5 million shares and 10.9 million shares for the three months ended March 31, 2022 and 2021, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022. On May 5, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on June 16, 2022 to shareholders of record as of the close of business on May 24, 2022. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP will allow shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

9.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2021:
Goodwill	$9,108.4	$969.5	$776.3	$1,644.5	$12,498.7
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	8,723.4	969.5	776.3	1,644.5	12,113.7
Reclassification to assets held for sale	(762.0)	(3.0)	(37.0)	(151.0)	(953.0)
Foreign currency translation	(172.2)	0.7	(0.4)	(10.0)	(181.9)
	$7,789.2	$967.2	$738.9	$1,483.5	$10,978.8
Balance at March 31, 2022:
Goodwill	$8,174.2	$967.2	$738.9	$1,483.5	$11,363.8
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$7,789.2	$967.2	$738.9	$1,483.5	$10,978.8

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the Biocon Biologics Transaction (refer to Note 6 Balance Sheet Components for additional information) and the decline in the Company’s share price during the first quarter of 2022, the Company performed an interim goodwill impairment test as of March 31, 2022.
The Company performed its interim goodwill impairment test on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2022, the allocation of the Company’s total goodwill (prior to the reclassification of goodwill to assets held for sale) was as follows: North America $3.61 billion, Europe $4.95 billion, Emerging Markets $1.64 billion, JANZ $0.78 billion and Greater China $0.97 billion.
As of March 31, 2022, the Company determined that the fair value of the North America and Greater China reporting units was substantially in excess of the respective unit’s carrying value.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $797 million or 5.3% for the interim goodwill impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 0.5%. A terminal year value was calculated with a negative 1.0% revenue growth rate applied. The discount rate utilized was 9.5% and the estimated tax rate was 15.3%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 8.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $231 million or 7.4% for the interim goodwill impairment test. As it relates to the income approach for the JANZ reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 4.8%. A terminal year value was calculated assuming no revenue growth. The discount rate utilized was 6.0% and the estimated tax rate was 30.4%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
For the Emerging Markets reporting unit, the estimated fair value exceeded its carrying value by approximately $816 million or 10.3% for the interim goodwill impairment test. As it relates to the income approach for the Emerging Markets reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a 0.8% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 18.4%. Under the market-based approach, we utilized an estimated market multiple of 7.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by approximately 8.5% or an increase in discount rate by 3.0% would result in an impairment charge for the Emerging Markets reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Subsequent to the completion of the interim goodwill impairment test, the Company allocated goodwill of $953 million to its biosimilars portfolio using a relative fair value approach and then reclassified the amount to assets held for sale in conjunction with the Biocon Biologics Transaction.
Intangible Assets, Net
Intangible assets consist of the following components at March 31, 2022 and December 31, 2021:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2022
Product rights, licenses and other (1)	15	$38,550.7	$13,344.6	$25,206.1
In-process research and development		45.7	—	45.7
		$38,596.4	$13,344.6	$25,251.8
December 31, 2021
Product rights, licenses and other (1)	15	$39,006.2	$12,918.5	$26,087.7
In-process research and development		46.5	—	46.5
		$39,052.7	$12,918.5	$26,134.2
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 totaled:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Intangible asset amortization expense	$648.1	$684.4
Intangible asset impairment charges	—	83.4
Total intangible asset amortization expense (including impairment charges)	$648.1	$767.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the three months ended March 31, 2021.
Intangible asset amortization expense over the remainder of 2022 and for the years ending December 31, 2023 through 2026 is estimated to be as follows:

(In millions)
2022	$1,916
2023	2,392
2024	2,295
2025	2,198
2026	2,141
10. Financial Instruments and Risk Management
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2022	December 31, 2021
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022	750.0	750.0	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Total	€5,850.0	€5,850.0	€5,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
At March 31,2022, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $328.7 million.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2022 Fair Value	December 31, 2021 Fair Value	Balance Sheet Location	March 31, 2022 Fair Value	December 31, 2021 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$63.9	$62.0	Other current liabilities	$7.6	$4.3
Total derivatives designated as hedges		63.9	62.0		7.6	4.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	138.9	82.6	Other current liabilities	91.3	56.7
Total derivatives not designated as hedges		138.9	82.6		91.3	56.7
Total derivatives		$202.8	$144.6		$98.9	$61.0
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2022	2021	2022	2021	2022	2021
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$9.7	$5.6	$14.2	$6.1
Interest rate swaps	Interest expense (3)	—	—	(0.9)	(0.8)	(1.1)	(1.1)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings and forward contracts		—	—	156.3	258.6	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (2)	21.7	35.6	—	—	—	—
Total		$21.7	$35.6	$165.1	$263.4	$13.1	$5.0
____________
(1)At March 31, 2022, the Company expects that approximately $22.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
(2)Represents the location of the gain/(loss) recognized in earnings on derivatives.
(3)Represents the location of the gain/(loss) reclassified from AOCE into earnings.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2022			December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$0.4	$—	$—	$50.9	$—	$—
Total cash equivalents	0.4	—	—	50.9	—	—
Equity securities:
Exchange traded funds	47.3	—	—	50.3	—	—
Marketable securities	0.7	—	—	0.7	—	—
Total equity securities	48.0	—	—	51.0	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	15.9	—	—	16.6	—
U.S. Treasuries	—	13.6	—	—	14.6	—
Agency mortgage-backed securities	—	2.5	—	—	2.0	—
Asset backed securities	—	4.1	—	—	4.6	—
Other	—	0.5	—	—	0.4	—
Total available-for-sale fixed income investments	—	36.6	—	—	38.2	—
Foreign exchange derivative assets	—	202.8	—	—	144.6	—
Total assets at recurring fair value measurement	$48.4	$239.4	$—	$101.9	$182.8	$—
Financial Liabilities
Foreign exchange derivative liabilities	—	98.9	—	—	61.0	—
Contingent consideration	—	—	198.4	—	—	199.7
Total liabilities at recurring fair value measurement	$—	$98.9	$198.4	$—	$61.0	$199.7

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
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At March 31, 2022 and December 31, 2021, a discount rate of 8.0% was utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2021 to March 31, 2022 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2021	$66.7	$133.0	$199.7
Payments	(15.5)	—	(15.5)
Reclassifications	35.0	(35.0)	—
Accretion	—	1.9	1.9
Fair value loss (3)	—	12.3	12.3
Balance at March 31, 2022	$86.2	$112.2	$198.4
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
11.Debt
For additional information, see Note 10 Debt in Viatris’ 2021 Form 10-K.
Short-Term Borrowings
The Company had $655.4 million and $1.49 billion of short-term borrowings as of March 31, 2022 and December 31, 2021, respectively.

(In millions)	March 31, 2022	December 31, 2021
Commercial paper notes	$328.5	$1,173.4
Receivables Facility	325.5	318.5
Other	1.4	1.1
Short-term borrowings	$655.4	$1,493.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Receivables Facility
The Company has a $400 million Receivables Facility (the “Receivables Facility”), which originally was to expire on April 22, 2022. On April 22, 2022, the Company entered into an agreement to extend the expiration date of the Receivables Facility to April 22, 2025.
Under the terms of the Receivables Facility, our subsidiary, MPI, sells certain accounts receivable to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned special purpose entity which in turn sells a percentage ownership interest in the receivables to financial institutions and commercial paper conduits sponsored by financial institutions. Mylan Securitization’s assets have been pledged to MUFG Bank, Ltd., as agent, in support of its obligations under the Receivables Facility. Any amounts outstanding under the facility are recorded as borrowings and the underlying receivables are included in accounts receivable, net, in the condensed consolidated balance sheets of the Company.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2022	March 31, 2022	December 31, 2021
Current portion of long-term debt:
2022 Euro Senior Notes ****	0.816%	$831.8	$856.6
2022 Senior Notes ***	1.125%	1,001.4	1,002.9
2023 Senior Notes (a) *	3.125%	762.2	—
Other		0.9	0.9
Deferred financing fees		(0.9)	(0.1)
Current portion of long-term debt		$2,595.4	$1,860.3

Non-current portion of long-term debt:
2023 Senior Notes (a) *	3.125%	—	766.1
2023 Senior Notes *	4.200%	499.6	499.6
2024 Euro Senior Notes **	2.250%	1,105.7	1,135.8
2024 Euro Senior Notes ****	1.023%	846.5	871.6
2025 Euro Senior Notes *	2.125%	552.7	567.8
2025 Senior Notes ***	1.650%	762.4	763.4
2026 Senior Notes **	3.950%	2,241.9	2,241.4
2027 Euro Senior Notes ****	1.362%	984.0	1,013.0
2027 Senior Notes ***	2.300%	779.4	780.8
2028 Euro Senior Notes **	3.125%	825.0	847.4
2028 Senior Notes *	4.550%	748.8	748.7
2030 Senior Notes ***	2.700%	1,518.6	1,520.5
2032 Euro Senior Notes ****	1.908%	1,502.8	1,546.6
2040 Senior Notes ***	3.850%	1,655.4	1,657.1
2043 Senior Notes *	5.400%	497.3	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,204.0	2,205.1
YEN Term Loan Facility		328.7	347.6
Other		1.9	1.9
Deferred financing fees		(39.9)	(42.3)
Long-term debt		$18,762.5	$19,717.1
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
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
At March 31, 2022 and December 31, 2021, the aggregate fair value of the Company’s outstanding notes was approximately $19.49 billion and $22.01 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2022 were as follows for each of the periods ending December 31:

(In millions)	Total
2022	$1,830
2023	1,250
2024	1,937
2025	1,303
2026	2,579
Thereafter	11,854
Total	$20,753
12.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2022	December 31, 2021
Accumulated other comprehensive loss:
Net unrealized gain on marketable securities, net of tax	$(1.3)	$—
Net unrecognized loss and prior service cost related to defined benefit plans, net of tax	29.4	32.2
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	9.4	9.2
Net unrecognized loss on derivatives in net investment hedging relationships, net of tax	173.1	16.7
Foreign currency translation adjustment	(2,271.6)	(1,802.4)
	$(2,061.0)	$(1,744.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			13.3	201.3	(1.7)	(2.7)	(469.2)	(259.0)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(14.2)		(14.2)					(14.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			0.2	201.3	(1.7)	(2.6)	(469.2)	(272.0)
Income tax provision (benefit)			—	44.9	(0.4)	0.2	—	44.7
Balance at March 31, 2022, net of tax			$9.4	$173.1	$(1.3)	$29.4	$(2,271.6)	$(2,061.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			8.3	227.4	(0.9)	0.6	(721.2)	(485.8)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.1)		(6.1)					(6.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						(0.1)		(0.1)
Amortization of actuarial gain included in SG&A						0.3		0.3
Net other comprehensive earnings (loss), before tax			3.3	227.4	(0.9)	0.8	(721.2)	(490.6)
Income tax provision			0.8	35.1	0.1	1.0	—	37.0
Balance at March 31, 2021, net of tax			$(15.5)	$(161.3)	$0.2	$(26.3)	$(1,182.7)	$(1,385.6)
13.Segment Information
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2021 Form 10-K, and Note 3 Recent Accounting Pronouncements included in this Form 10-Q.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales		Segment Profitability
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2022	2021	2022	2021
Reportable Segments:
Developed Markets	$2,476.1	$2,571.6	$1,211.5	$1,285.4
Greater China	573.1	591.9	417.7	404.9
JANZ	423.8	481.9	174.3	184.2
Emerging Markets	705.2	754.7	345.3	337.3
Total reportable segments	$4,178.2	$4,400.1	$2,148.8	$2,211.8

Reconciling items:
Intangible asset amortization expense			(648.1)	(684.4)
Intangible asset impairment charges			—	(83.4)
Globally managed research and development costs			(142.3)	(184.1)
Litigation settlements & other contingencies			(6.2)	(22.9)
Transaction related and other special items			(185.6)	(993.4)
Corporate and other unallocated			(459.2)	(509.8)
Earnings (loss) from operations			$707.4	$(266.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
14.Restructuring
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
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2021 to March 31, 2022:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2021:	$292.6	$4.1	$296.7
Charges (1)	7.3	9.5	16.8
Cash payment	(77.6)	(6.2)	(83.8)
Utilization	—	(4.2)	(4.2)
Foreign currency translation	(2.1)	(0.1)	(2.2)
Balance at March 31, 2022:	$220.2	$3.1	$223.3
____________
(1)     For the three months ended March 31, 2022, total restructuring charges in Developed Markets, Emerging Markets, Greater China, JANZ, Emerging Markets and Corporate/Other were approximately $12.7 million, $2.6 million, $1.3 million, $0.1 million, and $0.1 million, respectively.
At March 31, 2022 and December 31, 2021, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

15.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic biologic compounds, insulin analog products and respiratory products, among other complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 10 Financial Instruments and Risk Management for further discussion of contingent consideration.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Our potential maximum development milestones not accrued for at March 31, 2022 totaled approximately $338 million. We estimate that the amounts that may be paid through the end of 2022 to be approximately $10 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
There have been no significant changes to our licensing and other partner agreements as disclosed in our 2021 Form 10-K.
16.Income Taxes
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
The Company is subject to ongoing IRS examinations. The years 2015 through 2019 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition was filed regarding the matter and a trial was held in December 2018 and is discussed further below.
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
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2019 and we have commenced litigation in the Australian Federal Court challenging that decision. A decision on our objection to the assessment for the year ended December 2020 is pending. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation.

In France, the tax authorities have issued notices of assessments to the Company for the years ended December 2013 to December 2015 concerning our tax position with respect to whether income earned by a Company entity not domiciled in France should be subject to French tax. We have commenced litigation before the French tax courts where the tax authorities will seek unpaid taxes, penalties, and interest.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has recorded a net reserve for uncertain tax positions of $317.0 million and $315.6 million, including interest and penalties, in connection with its international audits at March 31, 2022 and December 31, 2021, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
17.Litigation
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
EpiPen® Auto-Injector Litigation
The Company and a former Mylan N.V. officer (collectively the “Mylan Defendants”) were named as defendants in indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases asserted violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and have either been dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and have been consolidated or centralized. An antitrust class consisting of certain states was ultimately certified. On June 23, 2021, the Court granted – in substantial part – the Mylan Defendants’ motion for summary judgment by dismissing certain antitrust claims and the RICO claims, which included RICO claims asserted against the former Mylan N.V. officer. The remaining antitrust theory concerns a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. In February 2022, the parties reached an agreement to fully resolve this matter for $264 million, which was accrued for during the year ended December 31, 2021. The settlement is subject to court approval and contains an express provision disclaiming and denying any wrongdoing or liability by the Mylan Defendants.
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, after Plaintiffs’ then operative complaint was dismissed with an option to file a limited amended complaint, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations that are similar to those in the indirect purchaser class actions discussed above. Plaintiffs’ seek monetary damages, declaratory relief, attorneys’ fees and costs.
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
The Company has a total accrual of approximately $269.0 million related to these matters at March 31, 2022, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-six states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-six states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s President, with respect to a single drug product. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief.
On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-seven states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty-two states and certain territories against several individuals, including a Company sales employee. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA.
On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-six states, certain territories and the District of Columbia. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA and has been ordered to proceed as a bellwether.
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
The Company has accrued approximately $75.3 million as of March 31, 2022 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative class actions seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in other countries. Class certification motions are pending in the valsartan MDL. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/ or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form personal injury complaints. The end-payor plaintiffs and certain of the plaintiffs named in the short form personal injury complaints in the ranitidine matter have filed appeals to the U.S. Court of Appeals for the Eleventh Circuit.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately $211.8 million as of March 31, 2022 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
After a trial involving only the ’514 patent on June 18, 2020, the District Court issued a judgment finding all claims of the ’514 patent invalid for lack of adequate written description. On appeal, the Federal Circuit affirmed the District Court’s judgment. Biogen’s petition for rehearing was denied. The deadline for Biogen to file a petition seeking review by the U.S. Supreme Court has not yet passed.
On July 13, 2018, MPI filed an IPR petition challenging the ’514 patent based only on obviousness. On February 5, 2020, the PTAB issued a final written decision finding the claims not obvious. MPI’s appeal of the PTAB decision is stayed pending resolution of any request by Biogen for U.S. Supreme Court review of the Federal Circuit’s affirmance of the District Court’s invalidity judgment.
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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, Scotland and Northern Ireland) filed their claims. The claims filed by Sandoz, Teva, Actavis, and Ranbaxy have been resolved. A trial on the remaining claims has been set for November 2023.
Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $34.8 million accrued related to these various other legal proceedings at March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2021 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three months ended March 31, 2022, and cash flows for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Biocon Biologics Transaction, the Combination, the benefits and synergies of the Combination or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2021 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other stakeholders. With a global workforce of approximately 37,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across more than 10 major therapeutic areas, including globally recognized iconic and key brands, generics, complex generics, and biosimilars. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
Recent Developments
Dividend Reinvestment and Share Purchase Plan
On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP will allow shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.

International Operations
The ongoing conflict between Russia and Ukraine did not have a material impact on our business during the first quarter of 2022 and combined total revenues for both countries were less than 1% of consolidated total revenues during the three months ended March 31, 2022. However, trade controls, sanctions, supply chain and staffing challenges and other economic considerations related to the conflict have impacted our operations in these markets and may negatively impact our financial results in future periods. In addition, a significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods. For a further discussion of the risks we encounter in our business, including the risks of conducting our business internationally, please refer to Part I, Item 1A. Risk Factors in our 2021 Form 10-K.

Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary. In accordance with ASC 830, starting with the second quarter of 2022, we will begin to use the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. The impacted net sales for the three months ended March 31, 2022 and total assets at March 31, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.

Biocon Biologics Agreement
On February 27, 2022, the Company entered into an agreement to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, subject to certain adjustments, ownership of at least 12.9% of Biocon Biologics, on a fully diluted basis, in the form of convertible preferred equity which will have certain priority rights with respect to certain liquidity events, and $335 million as additional cash payments that are expected to be paid in 2024. Upon closing of the transaction, we expect to record a gain for the difference between the consideration received, including the fair value of the convertible preferred equity, and the carrying value of the biosimilars portfolio. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close in the second half of 2022 and is subject to various closing conditions (including regulatory approvals).

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

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2022 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts and %s)	2022	2021	Change	% Change
Total revenues	$4,191.7	$4,430.3	$(238.6)	(5)%
Gross profit	1,771.2	1,127.3	643.9	57%
Earnings (loss) from operations	707.4	(266.2)	973.6	nm
Net earnings (loss)	399.2	(1,037.6)	1,436.8	nm
Diluted earnings (loss) per share	$0.33	$(0.86)	$1.19	nm
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings and adjusted EBITDA (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations and Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended
	March 31,
(In millions, except %s)	2022	2021	% Change	2022 Currency Impact (1)	2022 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,476.1	$2,571.6	(4)%	$89.1	$2,565.2	—%
Greater China	573.1	591.9	(3)%	(8.1)	565.0	(5)%
JANZ	423.8	481.9	(12)%	37.8	461.6	(4)%
Emerging Markets	705.2	754.7	(7)%	51.5	756.6	—%
Total net sales	$4,178.2	$4,400.1	(5)%	$170.3	$4,348.4	(1)%

Other revenues (3)	13.5	30.2	nm	0.5	14.0	nm
Consolidated total revenues (4)	$4,191.7	$4,430.3	(5)%	$170.8	$4,362.4	(1)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2022 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended March 31, 2022, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $6.3 million, $0.9 million, and $6.3 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the current quarter, Viatris reported total revenues of $4.19 billion, compared to $4.43 billion for the comparable prior year period, representing a decrease of $238.6 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $4.18 billion, compared to $4.40 billion for the comparable prior year period, representing a decrease of $221.9 million, or 5%. Other revenues for the current quarter were $13.5 million, compared to $30.2 million for the comparable prior year period.
The decrease in total revenues and net sales was primarily driven by a decrease of approximately $169.7 million in net sales from existing products as a result of lower pricing and volumes, partially offset by approximately $120 million of new product sales. New product sales include new products launched in 2022 and the carryover impact of new products, including business development, launched within the last twelve months. The Company’s net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, Turkey, and Japan. The net unfavorable impact of foreign currency translation on net sales was approximately $170.3 million, or 4%. On a constant currency basis, the decrease in net sales was approximately $51.6 million, or 1% for the three months ended March 31, 2022.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 35% for the three months ended March 31, 2022 and 2021. This percentage may fluctuate based upon the timing of new product launches, seasonality and the impact of competition.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $95.5 million or 4% during the three months ended March 31, 2022 when compared to the prior year period. Net sales within North America totaled approximately $1.12 billion and net sales within Europe totaled approximately $1.35 billion. This decrease was due primarily to the unfavorable impact of foreign currency translation, lower pricing and, to a lesser extent, lower volumes on net sales of existing products within the U.S., including Miacalcin® and Perforomist®, as a result of additional competition. These decreases were partially offset by new product sales, including Cyclosporine Ophthalmic Emulsion and Semglee® in the U.S., and higher volumes of existing products in Europe. The unfavorable impact of foreign currency translation on current period net sales was approximately $89.1 million, or 4%. Constant currency net sales decreased by approximately $6.4 million, or less than 1% when compared to the prior year period.

Greater China Segment
Net sales from Greater China decreased by $18.8 million or 3% for the three months ended March 31, 2022 when compared to the prior year period. This decrease was the result of lower net sales of existing products, driven by lower volumes. Volumes on net sales of existing products were negatively impacted by competitive and other market conditions. The favorable impact of foreign currency translation was approximately $8.1 million, or 1%. Constant currency net sales decreased by approximately $26.9 million or 5% when compared to the prior year.
JANZ Segment
Net sales from JANZ decreased by $58.1 million or 12% for the three months ended March 31, 2022 when compared to the prior year. This decrease was primarily the result of the unfavorable impact of foreign currency translation, lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition, and lower volumes on net sales of existing products in Australia. These decreases were partially offset by higher volumes on net sales of existing products in Japan, including for Celebrex®. Foreign currency translation had an unfavorable impact of approximately $37.8 million, or 8%. Constant currency net sales decreased by approximately $20.3 million, or 4% when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $49.5 million or 7% for the three months ended March 31, 2022 when compared to the prior year period. This decrease was mainly driven by the unfavorable impact of foreign currency translation, lower volumes and, to a lesser extent, pricing for ARV products as a result of customer purchasing patterns and competitive market conditions. These decreases were partially offset by higher volumes in certain markets in Asia. The unfavorable impact of foreign currency translation was $51.5 million or 7%. Constant currency net sales increased by approximately $2.0 million, or less than 1%.
Cost of Sales and Gross Profit
Cost of sales decreased from $3.30 billion for the three months ended March 31, 2021 to $2.42 billion for the three months ended March 31, 2022. Cost of sales was primarily impacted by purchase accounting related amortization of the fair value of step-up of acquired inventory of $476.4 million in the comparable prior year period, lower restructuring costs in the current period related to the 2020 restructuring program versus the comparable prior year period, and lower costs associated with other special items, which are described further in the section titled Use of Non-GAAP Financial Measures.
Gross profit for the three months ended March 31, 2022 was $1.77 billion and gross margins were 42%. For the three months ended March 31, 2021, gross profit was $1.13 billion and gross margins were 25%. This change is primarily related to the decrease in cost of sales. Adjusted gross margins were 59% for the three months ended March 31, 2022, compared to 60% for the three months ended March 31, 2021.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is as follows:

	Three Months Ended
	March 31,
(In millions, except %s)	2022	2021
U.S. GAAP cost of sales	$2,420.5	$3,303.0
Deduct:
Purchase accounting related amortization	(658.8)	(1,255.0)
Acquisition related items	(9.0)	(2.5)
Restructuring related costs	(13.1)	(167.8)
Share-based compensation expense	(0.3)	(0.6)
Other special items	(41.0)	(86.7)
Adjusted cost of sales	$1,698.3	$1,790.4

Adjusted gross profit (a)	$2,493.4	$2,639.9

Adjusted gross margin (a)	59%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended March 31, 2022 was $142.3 million, compared to $184.1 million for the comparable prior year period, a decrease of $41.8 million. This decrease was primarily due to lower costs for products under development and the impact of synergies.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $915.3 million, compared to $1.19 billion for the comparable prior year period, a decrease of $271.2 million. The decrease was primarily due to lower restructuring costs of approximately $137.5 million related to the 2020 restructuring program and the impact of synergies.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
(In millions)	2022	2021
Contingent consideration adjustment (primarily related to respiratory delivery platform)	$12.4	$9.1
Litigation settlements, net	(6.2)	13.8
Total litigation settlements and other contingencies, net	$6.2	$22.9
Interest Expense
Interest expense for the three months ended March 31, 2022 totaled $146.2 million, compared to $169.0 million for the three months ended March 31, 2021, a decrease of $22.8 million. The decrease is primarily due to the impact of debt repayments.

Other Expense, Net
Other expense, net includes losses from equity affiliates, foreign exchange gains and losses, expense (income) related to post-employment benefit plans and interest and dividend income. Other expense, net for the three months ended March 31, 2022 totaled $33.7 million, compared to $6.1 million for the three months ended March 31, 2021. The increase was primarily driven by higher foreign exchange costs.

Income Tax Provision
For the three months ended March 31, 2022, the Company recognized an income tax provision of $128.3 million, compared to $596.3 million for the comparable prior year period, a decrease of $468.0 million. The income tax provision for the three months ended March 31, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of the Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. Also impacting the current year income tax provision was the changing mix of income earned in jurisdictions with differing tax rates.

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
Upfront and Milestone-Related R&D Expenses
Beginning in 2022, upfront and milestone-related R&D expenses related to collaboration and licensing arrangements are no longer excluded from adjusted net earnings and adjusted EBITDA. This change had no impact on the three months ended March 31, 2022. For all prior periods presented, these expenses and payments were excluded from adjusted net earnings and adjusted EBITDA. Prior period adjusted net earnings and adjusted EBITDA have not been recast to reflect this change in policy because the excluded amount was approximately $0.5 million and is considered immaterial.
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 17 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings
A reconciliation between net earnings (loss) as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Three Months Ended March 31,
(In millions)	2022	2021
U.S. GAAP net earnings (loss)	$399.2	$(1,037.6)
Purchase accounting related amortization (primarily included in cost of sales)	658.9	1,255.0
Litigation settlements and other contingencies, net	6.2	22.9
Interest expense (primarily amortization of premiums and discounts on long term debt)	(13.7)	(13.3)
Clean energy investments pre-tax (gain) loss	(0.1)	17.9
Acquisition related costs (primarily included in SG&A) (a)	84.7	59.8
Restructuring related costs (b)	16.8	315.4
Share-based compensation expense	28.3	32.7
Other special items included in:
Cost of sales (c)	41.0	86.7
Research and development expense	0.3	14.7
Selling, general and administrative expense	7.4	19.3
Other expense, net	(1.5)	—
Tax effect of the above items and other income tax related items (d)	(102.2)	342.9
Adjusted net earnings	$1,125.3	$1,116.4
Significant items include the following:
(a)Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(b)For the three months ended March 31, 2022, charges include approximately $13.1 million in cost of sales and approximately $3.7 million in SG&A. Refer to Note 14 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.

(c)For the three months ended March 31, 2022, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $31.3 million.
(d)Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.
Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2022 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2022	2021
U.S. GAAP net earnings (loss)	$399.2	$(1,037.6)
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	(0.1)	17.9
Income tax provision	128.3	596.3
Interest expense (a)	146.2	169.0
Depreciation and amortization (b)	736.0	1,422.5
EBITDA	$1,409.6	$1,168.1
Add adjustments:
Share-based compensation expense	28.3	32.7
Litigation settlements and other contingencies, net	6.2	22.9
Restructuring, acquisition related and other special items (c)	142.2	412.9
Adjusted EBITDA	$1,586.3	$1,636.6
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.14 billion for the three months ended March 31, 2022. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $289.7 million to $1.14 billion for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $848.8 million for the three months ended March 31, 2021. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to lower payments for restructuring activities and other special items, and the impact of synergies, partially offset by the timing of cash payments and collections.
Investing Activities
Net cash used in investing activities was $66.9 million for the three months ended March 31, 2022, as compared to net cash provided by investing activities of $236.3 million for the three months ended March 31, 2021, a net decrease of $303.2 million.

In 2022, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $64.5 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2022 calendar year are expected to be approximately $525 million to $675 million.
In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $49.5 million.
Financing Activities
Net cash used in financing activities was $1.01 billion for the three months ended March 31, 2022, as compared to $1.10 billion for the three months ended March 31, 2021, a decrease of $90.8 million.
In 2022, significant items in financing activities included the following:
•net repayments of short-term borrowings of $837.9 million; and
•cash dividends paid of $145.1 million.
In 2021, significant items in financing activities included the following:
•net repayments of short-term borrowings of $1.06 billion.
Capital Resources
Our cash and cash equivalents totaled $752.4 million at March 31, 2022, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2022, the Company had $328.5 million outstanding under the Commercial Paper Program and did not have any borrowings outstanding under the Revolving Facility.
In addition to the Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility. On April 22, 2022, the Company entered into an agreement to extend the expiration date of the Receivables Facility to April 22, 2025. As of March 31, 2022, the Company had $325.5 million outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended on July 1, 2021 to extend the term to August 2022. As of March 31, 2022, the Company did not have any borrowings outstanding under the Note Securitization Facility.
Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775% and under the Note Securitization Facility at the relevant base rate plus 0.85% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $55.1 million and $29.6 million of accounts receivable as of March 31, 2022 and December 31, 2021 under these factoring arrangements, respectively.
For information regarding our dividends paid and declared, refer to Note 8 Earnings (Loss) per Share in Part I, Item 1 of this Form 10-Q.
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
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2022, refer to Note 11 Debt in Part I, Item 1 of this Form 10-Q.
The YEN Term Loan Facility and the Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at March 31, 2022 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2022 and as of and for the year ended December 31, 2021. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets	$339.9	$280.2
Non-current assets	60,622.5	60,298.0

LIABILITIES AND EQUITY
Current liabilities	24,889.7	23,619.9
Non-current liabilities	15,625.0	16,465.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(215.1)	(1,023.9)
Net earnings (loss)	399.2	(1,269.1)

Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $590.9 million accrued for legal contingencies at March 31, 2022.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. The Company incurred approximately $16.6 million related to this provision of the TSA during the three months ended March 31, 2022 and approximately $100.1 million during the period beginning on the closing date of the Combination and ended March 31, 2022.
Application of Critical Accounting Policies
There have been no changes to the Critical Accounting Policies disclosed in Viatris’ 2021 Form 10-K. The following discussion supplements our Critical Accounting Policy for Acquisitions, Intangible Assets, Goodwill and Contingent Consideration as it relates to the annual goodwill impairment test performed as of March 31, 2022.
The Company performed its interim goodwill impairment test on a quantitative basis for its five reporting units, North America, Europe, Emerging Markets, JANZ, and Greater China. In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing both income and market-based approaches. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts.
As of March 31, 2022, the allocation of the Company’s total goodwill (prior to the reclassification of goodwill to assets held for sale) was as follows: North America $3.61 billion, Europe $4.95 billion, Emerging Markets $1.64 billion, JANZ $0.78 billion and Greater China $0.97 billion.
As of March 31, 2022, the Company determined that the fair value of the North America and Greater China reporting units was substantially in excess of the respective unit’s carrying value.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $797 million or 5.3% for the interim goodwill impairment test. As it relates to the income approach for the Europe reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 0.5%. A terminal year value was calculated with a negative 1.0% revenue growth rate applied. The discount rate utilized was 9.5% and the estimated tax rate was 15.3%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 8.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.0% or an increase in discount rate by 1.5% would result in an impairment charge for the Europe reporting unit.

For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $231 million or 7.4% for the interim goodwill impairment test. As it relates to the income approach for the JANZ reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 4.8%. A terminal year value was calculated assuming no revenue growth. The discount rate utilized was 6.0% and the estimated tax rate was 30.4%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
For the Emerging Markets reporting unit, the estimated fair value exceeded its carrying value by approximately $816 million or 10.3% for the interim goodwill impairment test. As it relates to the income approach for the Emerging Markets reporting unit at March 31, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a 0.8% revenue growth rate applied. The discount rate utilized was 10.5% and the estimated tax rate was 18.4%. Under the market-based approach, we utilized an estimated market multiple of 7.5 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by approximately 8.5% or an increase in discount rate by 3.0% would result in an impairment charge for the Emerging Markets reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2021 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended March 31, 2022, the Company continued to transition certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the transition period, which is expected through the end of calendar year 2022. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2022 on the effectiveness of its ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2021 Form 10-K.

ITEM 6. EXHIBITS

2.1
Transaction Agreement, dated as of February 27, 2022, by and among Biocon Biologics Limited and Viatris Inc., filed as Exhibit 2.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 28, 2022, and incorporated herein by reference.*

22	List of subsidiary guarantors and issuers of guaranteed securities, filed as Exhibit 22 to the Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*
Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
(Principal Executive Officer)
May 9, 2022

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
May 9, 2022