Form 10-Q
period 2022-09-30
Viatris Inc
filed 2022-11-07
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 2, 2022 was 1,212,684,598.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2022

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2021 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2021, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
APIs	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The pending transaction between Viatris and Biocon Biologics pursuant to which Viatris will contribute its biosimilars portfolio to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COVID-19	Novel coronavirus disease of 2019
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
DRIP	Dividend Reinvestment and Share Purchase Plan

EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
ERP system	Enterprise resource planning system
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2022
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
maximum leverage ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan II	Mylan II B.V., a company incorporated under the laws of the Netherlands and an indirect wholly owned subsidiary of Viatris, in which legacy Mylan merged with and into
Mylan Inc. Euro Notes	The 2.125% Senior Notes due 2025 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 3.125% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Securitization	Mylan Securitization LLC
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services

Note Securitization Facility	The note securitization facility entered into in August 2022 for borrowings up to $200 million and expiring in August 2023
OTC	Over-the-counter
Pfizer	Pfizer Inc.
Plan	Viatris Inc. 2020 Stock Incentive Plan
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Net sales	$4,067.4	$4,520.5	$12,351.0	$13,482.3
Other revenues	10.8	16.1	35.7	62.4
Total revenues	4,078.2	4,536.6	12,386.7	13,544.7
Cost of sales	2,329.8	2,962.5	7,163.8	9,515.6
Gross profit	1,748.4	1,574.1	5,222.9	4,029.1
Operating expenses:
Research and development	174.9	152.1	479.8	483.9
Selling, general and administrative	1,017.3	1,055.0	2,913.7	3,446.3
Litigation settlements and other contingencies, net	(3.9)	9.4	13.2	55.3
Total operating expenses	1,188.3	1,216.5	3,406.7	3,985.5
Earnings from operations	560.1	357.6	1,816.2	43.6
Interest expense	153.2	151.9	445.3	488.0
Other (income) expense, net	(20.6)	5.8	26.6	16.1
Earnings (loss) before income taxes	427.5	199.9	1,344.3	(460.5)
Income tax provision (benefit)	73.2	(111.6)	276.9	544.8
Net earnings (loss)	$354.3	$311.5	$1,067.4	$(1,005.3)
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.29	$0.26	$0.88	$(0.83)
Diluted	$0.29	$0.26	$0.88	$(0.83)
Weighted average shares outstanding:
Basic	1,212.5	1,209.3	1,211.8	1,208.6
Diluted	1,218.1	1,212.6	1,216.1	1,208.6

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings (loss)	$354.3	$311.5	$1,067.4	$(1,005.3)
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(1,163.0)	(407.4)	(2,782.1)	(967.9)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(1.2)	0.8	(3.3)	74.1
Net unrecognized gain on derivatives in cash flow hedging relationships	15.7	11.8	33.5	27.5
Net unrecognized gain on derivatives in net investment hedging relationships	376.7	168.4	962.4	318.4
Net unrealized loss on marketable securities	(0.8)	(0.1)	(3.5)	(0.8)
Other comprehensive loss, before tax	(772.6)	(226.5)	(1,793.0)	(548.7)
Income tax provision	87.3	40.4	221.8	65.2
Other comprehensive loss, net of tax	(859.9)	(266.9)	(2,014.8)	(613.9)
Comprehensive (loss) earnings	$(505.6)	$44.6	$(947.4)	$(1,619.2)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Assets
Current assets:
Cash and cash equivalents	$646.7	$701.2
Accounts receivable, net	3,333.9	4,266.4
Inventories	3,380.4	3,977.7
Prepaid expenses and other current assets	1,700.4	1,957.6
Assets held for sale	1,426.4	—
Total current assets	10,487.8	10,902.9
Property, plant and equipment, net	3,039.0	3,188.6
Intangible assets, net	23,013.3	26,134.2
Goodwill	10,054.6	12,113.7
Deferred income tax benefit	1,104.0	1,332.7
Other assets	963.9	1,170.7
Total assets	$48,662.6	$54,842.8

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,310.5	$1,657.4
Short-term borrowings	500.4	1,493.0
Income taxes payable	106.7	236.9
Current portion of long-term debt and other long-term obligations	763.8	1,877.5
Liabilities held for sale	335.3	—
Other current liabilities	3,504.7	4,619.6
Total current liabilities	6,521.4	9,884.4
Long-term debt	18,724.5	19,717.1
Deferred income tax liability	2,489.3	2,815.0
Other long-term obligations	1,745.1	1,933.6
Total liabilities	29,480.3	34,350.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued and outstanding: 1,212,653,465 and 1,209,507,463, respectively	12.1	12.1
Additional paid-in capital	18,616.8	18,536.1
Retained earnings	4,312.5	3,688.8
Accumulated other comprehensive loss	(3,759.1)	(1,744.3)
Total equity	19,182.3	20,492.7

Total liabilities and equity	$48,662.6	$54,842.8

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2022	1,212,447,457	$12.1	$18,585.7	$4,106.8	—	$—	$(2,899.2)	$19,805.4
Net earnings	—	—	—	354.3	—	—	—	354.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(859.9)	(859.9)
Issuance of restricted stock and stock options exercised, net	31,203	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	0.2	—	—	—	—	0.2
Share-based compensation expense	—	—	29.1	—	—	—	—	29.1
Issuance of common stock	174,805	—	1.8	—	—	—	—	1.8
Cash dividends declared, $0.12 per common share	—	—	—	(148.6)	—	—	—	(148.6)
Balance at September 30, 2022	1,212,653,465	$12.1	$18,616.8	$4,312.5	—	$—	$(3,759.1)	$19,182.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	—	—	1,067.4	—	—	—	1,067.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,014.8)	(2,014.8)
Issuance of restricted stock and stock options exercised, net	2,911,515	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(8.6)	—	—	—	—	(8.6)
Share-based compensation expense	—	—	86.8	—	—	—	—	86.8
Issuance of common stock	234,487	—	2.5	—	—	—	—	2.5
Cash dividends declared, $0.36 per common share	—	—	—	(443.7)	—	—	—	(443.7)
Balance at September 30, 2022	1,212,653,465	$12.1	$18,616.8	$4,312.5	—	$—	$(3,759.1)	$19,182.3
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2021	1,209,212,338	$12.1	$18,489.9	$3,909.9	—	$—	$(1,205.0)	$21,206.9
Net earnings	—	—	—	311.5	—	—	—	311.5
Other comprehensive loss, net of tax	—	—	—	—	—	—	(266.9)	(266.9)
Issuance of restricted stock and stock options exercised, net	166,624	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(0.8)	—	—	—	—	(0.8)
Share-based compensation expense	—	—	25.0	—	—	—	—	25.0
Cash dividends declared, $0.11 per common share	—	—	—	(134.4)	—	—	—	(134.4)
Balance at September 30, 2021	1,209,378,962	$12.1	$18,514.1	$4,087.0	—	$—	$(1,471.9)	$21,141.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,005.3)	—	—	—	(1,005.3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(613.9)	(613.9)
Issuance of restricted stock and stock options exercised, net	2,483,318	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(13.4)	—	—	—	—	(13.4)
Share-based compensation expense	—	—	88.7	—	—	—	—	88.7
Cash dividends declared, $0.22 per common share	—	—	—	(268.9)	—	—	—	(268.9)
Balance at September 30, 2021	1,209,378,962	$12.1	$18,514.1	$4,087.0	—	$—	$(1,471.9)	$21,141.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$1,067.4	$(1,005.3)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,157.8	3,756.7
Share-based compensation expense	86.8	88.7
Deferred income tax (benefit) expense	(179.5)	728.6
Loss from equity method investments	—	52.2
Other non-cash items	193.0	288.2
Litigation settlements and other contingencies, net	5.9	50.0
Changes in operating assets and liabilities:
Accounts receivable	98.9	69.1
Inventories	(439.6)	(351.1)
Accounts payable	(75.4)	(108.4)
Income taxes	29.5	(675.3)
Other operating assets and liabilities, net	(134.8)	(399.6)
Net cash provided by operating activities	2,810.0	2,493.8
Cash flows from investing activities:
Cash received from acquisitions	—	277.0
Capital expenditures	(252.3)	(259.8)
Purchase of marketable securities	(23.3)	(26.3)
Proceeds from the sale of marketable securities	23.0	26.0
Payments for product rights and other, net	(24.8)	(28.2)
Proceeds from sale of assets and subsidiaries	—	96.5
Proceeds from sale of property, plant and equipment	13.4	16.1
Net cash (used in) provided by investing activities	(264.0)	101.3
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,875.5	1,710.1
Payments of long-term debt	(2,961.9)	(4,200.7)
Change in short-term borrowings, net	(992.8)	606.1
Taxes paid related to net share settlement of equity awards	(13.4)	(17.1)
Non-contingent payments for product rights	—	(456.0)
Contingent consideration payments	(18.9)	(28.6)
Payments of financing fees	(1.6)	(6.5)
Cash dividends paid	(436.1)	(266.0)
Issuance of common stock	2.5	—
Other items, net	(0.6)	(4.1)
Net cash used in financing activities	(2,547.3)	(2,662.8)
Effect on cash of changes in exchange rates	(54.5)	(20.6)
Net decrease in cash, cash equivalents and restricted cash	(55.8)	(88.3)
Cash, cash equivalents and restricted cash — beginning of period	706.2	850.0
Cash, cash equivalents and restricted cash — end of period	$650.4	$761.7
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
Turkey Highly Inflationary - Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary. In accordance with ASC 830, starting with the second quarter of 2022, we began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022. The impacted net sales for the three and nine months ended September 30, 2022 and total assets at September 30, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2022 and 2021, respectively:

(In millions)	Three Months Ended September 30, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,327.7	$571.9	$211.6	$429.1	$2,540.3
Complex Gx and Biosimilars	295.0	0.2	10.9	14.1	320.2
Generics	808.8	1.9	160.5	235.7	1,206.9
Total	$2,431.5	$574.0	$383.0	$678.9	$4,067.4

(In millions)	Nine Months Ended September 30, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,931.8	$1,687.9	$703.7	$1,254.1	$7,577.5
Complex Gx and Biosimilars	986.1	0.5	33.3	45.9	1,065.8
Generics	2,468.8	7.0	496.9	735.0	3,707.7
Total	$7,386.7	$1,695.4	$1,233.9	$2,035.0	$12,351.0

(In millions)	Three Months Ended September 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,522.7	$566.8	$299.1	$414.5	$2,803.1
Complex Gx and Biosimilars	305.1	—	13.2	13.7	332.0
Generics	828.1	—	193.0	364.3	1,385.4
Total	$2,655.9	$566.8	$505.3	$792.5	$4,520.5

(In millions)	Nine Months Ended September 30, 2021
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$4,350.5	$1,706.9	$878.5	$1,293.5	$8,229.4
Complex Gx and Biosimilars	926.4	—	31.9	35.4	993.7
Generics	2,591.0	2.1	577.8	1,088.3	4,259.2
Total	$7,867.9	$1,709.0	$1,488.2	$2,417.2	$13,482.3
____________
(a)Amounts for the three and nine months ended September 30, 2022 include the unfavorable impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2022	2021	2022	2021

Select Key Global Products
Lipitor ®	$420.4	$410.0	$1,266.1	$1,272.9
Norvasc ®	189.3	198.4	600.1	635.9
Lyrica ®	156.5	175.6	483.9	555.9
Viagra ®	117.0	138.0	361.9	412.4
EpiPen® Auto-Injectors	114.4	129.5	309.7	337.3
Celebrex ®	82.2	86.0	253.4	257.3
Creon ®	76.4	81.1	226.5	231.7
Effexor ®	64.2	79.5	215.4	239.6
Zoloft ®	53.1	61.3	188.7	208.8
Xalabrands	51.0	55.8	146.7	172.0

Select Key Segment Products
Influvac ®	$159.3	$161.2	$178.3	$165.3
Yupelri ®	53.4	39.4	146.1	118.1
Amitiza ®	39.4	49.5	125.3	147.5
Dymista ®	38.6	35.0	138.0	129.9
Xanax ®	38.3	47.6	115.5	141.5
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three and nine months ended September 30, 2022 include the unfavorable impact of foreign currency translations compared to the prior year period.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Gross sales	$6,862.9	$7,739.5	$21,069.9	$23,058.8
Gross to net adjustments:
Chargebacks	(1,553.1)	(1,439.3)	(4,731.5)	(4,112.1)
Rebates, promotional programs and other sales allowances	(1,021.8)	(1,521.6)	(3,303.0)	(4,656.7)
Returns	(73.4)	(87.9)	(238.7)	(289.2)
Governmental rebate programs	(147.2)	(170.2)	(445.7)	(518.5)
Total gross to net adjustments	$(2,795.5)	$(3,219.0)	$(8,718.9)	$(9,576.5)
Net sales	$4,067.4	$4,520.5	$12,351.0	$13,482.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2022. Such allowances were comprised of the following at September 30, 2022 and December 31, 2021, respectively:

(In millions)	September 30, 2022	December 31, 2021
Accounts receivable, net	$1,788.4	$1,688.6
Other current liabilities	837.2	1,362.1
Total	$2,625.6	$3,050.7
Accounts receivable, net was comprised of the following at September 30, 2022 and December 31, 2021, respectively:

(In millions)	September 30, 2022	December 31, 2021
Trade receivables, net	$2,829.8	$3,774.4
Other receivables	504.1	492.0
Accounts receivable, net	$3,333.9	$4,266.4
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $42.1 million and $29.6 million of accounts receivable as of September 30, 2022 and December 31, 2021, respectively, under these factoring arrangements.
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
Accounting Standards Issued Not Yet Adopted
In September 2022, the FASB issued Accounting Standards Update 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires entities to provide qualitative and quantitative disclosures about their supplier finance programs, including a rollforward of related obligations. The ASU will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the rollforward requirement, which becomes effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its condensed consolidated financial statements and disclosures.
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
The following table summarizes stock awards (stock options and SARs) activity under the Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2021	5,576,490	$37.19
Forfeited	(987,134)	31.37
Outstanding at September 30, 2022	4,589,356	$38.44
Vested and expected to vest at September 30, 2022	4,547,686	$38.62
Exercisable at September 30, 2022	4,340,604	$39.57
As of September 30, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.3 years, 4.3 years and 4.1 years, respectively. Also, as of September 30, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A summary of the status of the Company’s nonvested restricted stock awards (restricted stock and restricted stock unit awards, including PSUs) as of September 30, 2022 and the changes during the nine months ended September 30, 2022 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2021	16,858,128	$15.12
Granted	16,868,245	10.20
Released	(3,607,011)	17.90
Forfeited	(1,045,664)	12.64
Nonvested at September 30, 2022	29,073,698	$11.99
As of September 30, 2022, the Company had $206.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.6 years. The total intrinsic value of restricted stock awards released during the nine months ended September 30, 2022 and 2021 was $39.6 million and $75.6 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Service cost	$9.5	$10.8	$28.5	$32.5
Interest cost	10.3	8.5	31.1	25.7
Expected return on plan assets	(16.5)	(16.6)	(49.7)	(49.8)
Amortization of prior service costs	0.1	(0.1)	0.2	(0.4)
Recognized net actuarial losses	—	0.4	0.1	1.2
Settlement gain	—	—	—	(3.1)
Net periodic benefit cost	$3.4	$3.0	$10.2	$6.1
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
6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$646.7	$701.2	$756.6
Restricted cash, included in prepaid expenses and other current assets	3.7	5.0	5.1
Cash, cash equivalents and restricted cash	$650.4	$706.2	$761.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Inventories

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$781.8	$922.4
Work in process	824.6	993.3
Finished goods	1,774.0	2,062.0
Inventories	$3,380.4	$3,977.7
Prepaid expenses and other current assets

(In millions)	September 30, 2022	December 31, 2021
Prepaid expenses	$237.1	$256.7
Available-for-sale fixed income securities	34.5	38.2
Fair value of financial instruments	256.8	144.6
Equity securities	39.8	51.0
Other current assets	1,132.2	1,467.1
Prepaid expenses and other current assets	$1,700.4	$1,957.6
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2022	December 31, 2021
Machinery and equipment	$2,840.9	$3,054.0
Buildings and improvements	1,500.5	1,808.5
Construction in progress	545.2	588.7
Land and improvements	132.0	137.9
Gross property, plant and equipment	5,018.6	5,589.1
Accumulated depreciation	1,979.6	2,400.5
Property, plant and equipment, net	$3,039.0	$3,188.6
Other assets

(In millions)	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	$264.2	$290.8
Other long-term assets	699.7	879.9
Other assets	$963.9	$1,170.7
Accounts payable

(In millions)	September 30, 2022	December 31, 2021
Trade accounts payable	$791.2	$1,056.1
Other payables	519.3	601.3
Accounts payable	$1,310.5	$1,657.4

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	September 30, 2022	December 31, 2021
Accrued sales allowances	$837.2	$1,362.1
Legal and professional accruals, including litigation accruals	397.4	715.6
Payroll and employee benefit liabilities	631.9	741.9
Contingent consideration	70.7	66.7
Accrued restructuring	109.1	233.5
Accrued interest	210.2	86.6
Equity method investments, clean energy investments	4.3	10.9
Fair value of financial instruments	157.3	61.0
Operating lease liability	85.2	86.7
Other	1,001.4	1,254.6
Other current liabilities	$3,504.7	$4,619.6
Other long-term obligations

(In millions)	September 30, 2022	December 31, 2021
Employee benefit liabilities	$805.8	$876.4
Contingent consideration	92.6	133.0
Tax related items, including contingencies	396.1	426.1
Operating lease liability	179.3	200.9
Accrued restructuring	51.0	64.3
Other	220.3	232.9
Other long-term obligations	$1,745.1	$1,933.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Assets and liabilities held for sale
On February 27, 2022, the Company entered into an agreement to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, subject to certain adjustments, ownership of at least 12.9% of Biocon Biologics, on a fully diluted basis, in the form of convertible preferred equity which will have certain priority rights with respect to certain liquidity events, and $335 million as additional cash payments that are expected to be paid in 2024. Upon closing of the transaction, we expect to record a gain for the difference between the consideration received, including the fair value of the convertible preferred equity, and the carrying value of the biosimilars portfolio. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close by the end of 2022 and is subject to various closing conditions (including regulatory approvals). Assets and liabilities associated with the biosimilars portfolio were reclassified as held for sale in the condensed consolidated balance sheets as of September 30, 2022.

The amounts associated with the biosimilars portfolio, as well as other assets classified as held for sale, consisted of the following:

As of
(In millions)	September 30, 2022
Assets held for sale
Accounts receivable, net	$159.5
Inventories	163.2
Prepaid expenses and other current assets	27.0
Intangible assets, net	59.8
Goodwill	911.8
Other assets	105.1
Total assets held for sale	$1,426.4

Liabilities held for sale
Accounts payable	$131.2
Other current liabilities	202.1
Other long-term obligations	2.0
Total liabilities held for sale	$335.3

For the three and nine months ended September 30, 2022, total revenues relating to the biosimilars portfolio expected to be contributed to Biocon Biologics were approximately $185.3 million and $521.3 million, respectively.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
7.Equity Method Investments
The law that provides for IRC Section 45 tax credits expired during the year ended December 31, 2021 for all three clean energy investments and all of the clean energy investments have wound down operations. Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis for the three and nine months ended September 30, 2021 are as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2021
Total revenues	$94.0	$293.5
Gross loss	(1.3)	(3.9)
Operating and non-operating expense	4.8	13.7
Net loss	$(6.1)	$(17.6)
The Company’s net losses from its equity method investments included amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the three and nine months ended September 30, 2021, the Company recognized net losses from equity method investments of $17.6 million and $52.2 million, respectively, which were recognized as a component of other (income) expense, net in the condensed consolidated statements of operations. The Company recognized the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.
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
Basic and diluted earnings (loss) per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Basic earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$354.3	$311.5	$1,067.4	$(1,005.3)
Shares (denominator):
Weighted average shares outstanding	1,212.5	1,209.3	1,211.8	1,208.6
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.29	$0.26	$0.88	$(0.83)

Diluted earnings (loss) attributable to Viatris Inc. common shareholders
Net earnings (loss) attributable to Viatris Inc. common shareholders	$354.3	$311.5	$1,067.4	$(1,005.3)
Shares (denominator):
Weighted average shares outstanding	1,212.5	1,209.3	1,211.8	1,208.6
Share-based awards	5.6	3.3	4.3	—
Total dilutive shares outstanding	1,218.1	1,212.6	1,216.1	1,208.6
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.29	$0.26	$0.88	$(0.83)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Additional stock awards and restricted stock awards were outstanding during the three and nine months ended September 30, 2022 and 2021, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2022 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 14.7 million shares and 13.3 million shares for the three and nine months ended September 30, 2022, respectively, and 11.4 million shares and 10.8 million shares for the three and nine months ended September 30, 2021, respectively.
The Company paid quarterly dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022, June 16, 2022 and September 16, 2022. On November 3, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on December 16, 2022 to shareholders of record as of the close of business on November 23, 2022. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP allows shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.

On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. The Company has not yet repurchased any shares of common stock under the share repurchase program and the share repurchase program does not obligate the Company to acquire any particular amount of common stock.

9.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 are as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Balance at December 31, 2021:
Goodwill	$9,108.4	$969.5	$776.3	$1,644.5	$12,498.7
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	8,723.4	969.5	776.3	1,644.5	12,113.7
Reclassification to assets held for sale (1)	(727.3)	(2.7)	(31.1)	(150.7)	(911.8)
Foreign currency translation	(956.0)	(31.2)	(94.5)	(65.6)	(1,147.3)
	$7,040.1	$935.6	$650.7	$1,428.2	$10,054.6
Balance at September 30, 2022:
Goodwill	$7,425.1	$935.6	$650.7	$1,428.2	$10,439.6
Accumulated impairment losses	(385.0)	—	—	—	(385.0)
	$7,040.1	$935.6	$650.7	$1,428.2	$10,054.6
____________
(1)Primarily reflects goodwill relating to the biosimilars portfolio.

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
Subsequent to the completion of the interim goodwill impairment test, the Company allocated goodwill to its biosimilars portfolio, which totals $901.8 million as of September 30, 2022, using a relative fair value approach and then reclassified the amount to assets held for sale in conjunction with the Biocon Biologics Transaction.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible Assets, Net
Intangible assets consist of the following components at September 30, 2022 and December 31, 2021:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2022
Product rights, licenses and other (1)	15	$36,450.6	$13,479.8	$22,970.8
In-process research and development		42.5	—	42.5
		$36,493.1	$13,479.8	$23,013.3
December 31, 2021
Product rights, licenses and other (1)	15	$39,006.2	$12,918.5	$26,087.7
In-process research and development		46.5	—	46.5
		$39,052.7	$12,918.5	$26,134.2
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
Amortization expense, which is classified primarily within cost of sales in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 totaled:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Intangible asset amortization expense	$615.9	$671.5	$1,898.1	$2,037.5
Intangible asset impairment charges	—	—	—	83.4
Total intangible asset amortization expense (including impairment charges)	$615.9	$671.5	$1,898.1	$2,120.9
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

(In millions)
2022	$609
2023	2,280
2024	2,190
2025	2,097
2026	2,049
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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries and a portion of forecasted intercompany inventory sales denominated in Euro, Japanese Yen, Chinese Renminbi and Indian Rupee for up to eighteen months. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2022	December 31, 2021
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022 (1)	750.0	—	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Total	€5,850.0	€5,100.0	€5,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)The Senior Notes were repaid at maturity during the second quarter of 2022.
At September 30, 2022, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $276.4 million.

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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2022 Fair Value	December 31, 2021 Fair Value	Balance Sheet Location	September 30, 2022 Fair Value	December 31, 2021 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$99.9	$62.0	Other current liabilities	$18.4	$4.3
Total derivatives designated as hedges		99.9	62.0		18.4	4.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	156.9	82.6	Other current liabilities	138.9	56.7
Total derivatives not designated as hedges		156.9	82.6		138.9	56.7
Total derivatives		$256.8	$144.6		$157.3	$61.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2022	2021	2022	2021	2022	2021
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (2)	$—	$—	$35.3	$15.5	$32.2	$10.2
Interest rate swaps	Interest expense (2)	—	—	(0.9)	(0.8)	(1.2)	(1.1)
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	292.9	130.4	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (3)	(82.7)	37.6	—	—	—	—
Total		$(82.7)	$37.6	$327.3	$145.1	$31.0	$9.1

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2022	2021	2022	2021	2022	2021
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (2)	$—	$—	$78.1	$32.4	$74.5	$19.9
Interest rate swaps	Interest expense (2)	—	—	(2.6)	(2.5)	(3.4)	(3.2)
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	747.8	329.4	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (3)	(7.9)	58.3	—	—	—	—
Total		$(7.9)	$58.3	$823.3	$359.3	$71.1	$16.7
____________
(1)At September 30, 2022, the Company expects that approximately $53.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
(2)Represents the location of the gain/(loss) reclassified from AOCE into earnings.
(3)Represents the location of the gain/(loss) recognized in earnings on derivatives.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2022			December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$140.0	$—	$—	$50.9	$—	$—
Total cash equivalents	140.0	—	—	50.9	—	—
Equity securities:
Exchange traded funds	39.6	—	—	50.3	—	—
Marketable securities	0.2	—	—	0.7	—	—
Total equity securities	39.8	—	—	51.0	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	15.1	—	—	16.6	—
U.S. Treasuries	—	11.9	—	—	14.6	—
Agency mortgage-backed securities	—	3.7	—	—	2.0	—
Asset backed securities	—	3.4	—	—	4.6	—
Other	—	0.4	—	—	0.4	—
Total available-for-sale fixed income investments	—	34.5	—	—	38.2	—
Foreign exchange derivative assets	—	256.8	—	—	144.6	—
Total assets at recurring fair value measurement	$179.8	$291.3	$—	$101.9	$182.8	$—
Financial Liabilities
Foreign exchange derivative liabilities	—	157.3	—	—	61.0	—
Contingent consideration	—	—	163.3	—	—	199.7
Total liabilities at recurring fair value measurement	$—	$157.3	$163.3	$—	$61.0	$199.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other (income) expense, net, in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other (income) expense, net, in the condensed consolidated statements of operations.

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
Contingent Consideration
The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for Pfizer’s respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions primarily related to the probability and timing of future development and commercial milestones and future profit sharing payments which are discounted using a market rate of return. At September 30, 2022 and December 31, 2021, discount rates ranging from 8.0% to 9.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2021 to September 30, 2022 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2021	$66.7	$133.0	$199.7
Payments	(50.9)	—	(50.9)
Reclassifications	54.9	(54.9)	—
Accretion	—	5.4	5.4
Fair value loss (3)	—	9.1	9.1
Balance at September 30, 2022	$70.7	$92.6	$163.3
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
11.Debt
For additional information, see Note 10 Debt in Viatris’ 2021 Form 10-K.
Short-Term Borrowings
The Company had $500.4 million and $1.49 billion of short-term borrowings as of September 30, 2022 and December 31, 2021, respectively.

(In millions)	September 30, 2022	December 31, 2021
Commercial paper notes	$300.4	$1,173.4
Receivables Facility	—	318.5
Note Securitization Facility	200.0	—
Other	—	1.1
Short-term borrowings	$500.4	$1,493.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Receivables Facility
In August 2022, the Note Securitization Facility was amended to extend its maturity to August 2023.
The Company has a $400 million Receivables Facility, which originally was to expire on April 22, 2022. On April 22, 2022, the Company entered into an agreement to extend the expiration date of the Receivables Facility to April 22, 2025.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2022	September 30, 2022	December 31, 2021
Current portion of long-term debt:
2022 Euro Senior Notes (a) ****	0.816%	$—	$856.6
2022 Senior Notes (b) ***	1.125%	—	1,002.9
2023 Senior Notes (c) *	3.125%	754.5	—
Other		0.8	0.9
Deferred financing fees		(0.3)	(0.1)
Current portion of long-term debt		$755.0	$1,860.3

Non-current portion of long-term debt:
2023 Senior Notes (c) *	3.125%	—	766.1
2023 Senior Notes *	4.200%	499.7	499.6
2024 Euro Senior Notes **	2.250%	979.4	1,135.8
2024 Euro Senior Notes ****	1.023%	746.5	871.6
2025 Euro Senior Notes *	2.125%	489.6	567.8
2025 Senior Notes ***	1.650%	760.5	763.4
2026 Senior Notes **	3.950%	2,242.8	2,241.4
2027 Euro Senior Notes ****	1.362%	867.9	1,013.0
2027 Senior Notes ***	2.300%	776.7	780.8
2028 Euro Senior Notes **	3.125%	731.0	847.4
2028 Senior Notes *	4.550%	748.9	748.7
2030 Senior Notes ***	2.700%	1,514.7	1,520.5
2032 Euro Senior Notes ****	1.908%	1,326.6	1,546.6
2040 Senior Notes ***	3.850%	1,652.2	1,657.1
2043 Senior Notes *	5.400%	497.4	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,201.9	2,205.1
YEN Term Loan Facility	Variable	276.4	347.6
Revolving Facility	Variable	700.0	—
Other		1.7	1.9
Deferred financing fees		(37.1)	(42.3)
Long-term debt		$18,724.5	$19,717.1
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
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2022 and December 31, 2021, the aggregate fair value of the Company’s outstanding notes was approximately $14.36 billion and $22.01 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2022 were as follows for each of the periods ending December 31:

(In millions)	Total
2022	$—
2023	1,250
2024	1,715
2025	1,240
2026	3,226
Thereafter	11,493
Total	$18,924
12.Comprehensive Loss
Accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2022	December 31, 2021
Accumulated other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	$(2.7)	$—
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	29.2	32.2
Net unrecognized gain on derivatives in cash flow hedging relationships, net of tax	34.5	9.2
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	764.4	16.7
Foreign currency translation adjustment	(4,584.5)	(1,802.4)
	$(3,759.1)	$(1,744.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2022, net of tax			$22.7	$471.6	$(2.1)	$30.1	$(3,421.5)	$(2,899.2)
Other comprehensive earnings (loss) before reclassifications, before tax			46.7	376.7	(0.8)	(1.3)	(1,163.0)	(741.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(32.2)		(32.2)					(32.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of prior service costs included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			15.7	376.7	(0.8)	(1.2)	(1,163.0)	(772.6)
Income tax provision (benefit)			3.9	83.9	(0.2)	(0.3)	—	87.3
Balance at September 30, 2022, net of tax			$34.5	$764.4	$(2.7)	$29.2	$(4,584.5)	$(3,759.1)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			104.6	962.4	(3.5)	(3.6)	(2,782.1)	(1,722.2)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(74.5)		(74.5)					(74.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			33.5	962.4	(3.5)	(3.3)	(2,782.1)	(1,793.0)
Income tax provision (benefit)			8.2	214.7	(0.8)	(0.3)	—	221.8
Balance at September 30, 2022, net of tax			$34.5	$764.4	$(2.7)	$29.2	$(4,584.5)	$(3,759.1)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2021, net of tax			$(6.2)	$(220.8)	$0.4	$43.6	$(1,022.0)	$(1,205.0)
Other comprehensive earnings (loss) before reclassifications, before tax			20.9	168.4	(0.1)	0.5	(407.4)	(217.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.2)		(10.2)					(10.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						(0.1)		(0.1)
Amortization of actuarial loss included in SG&A						0.4		0.4
Net other comprehensive earnings (loss), before tax			11.8	168.4	(0.1)	0.8	(407.4)	(226.5)
Income tax provision (benefit)			2.9	38.0	—	(0.5)	—	40.4
Balance at September 30, 2021, net of tax			$2.7	$(90.4)	$0.3	$44.9	$(1,429.4)	$(1,471.9)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			44.2	318.4	(0.8)	73.3	(967.9)	(532.8)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(19.9)		(19.9)					(19.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.2	3.2					3.2
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						1.2		1.2
Net other comprehensive earnings (loss), before tax			27.5	318.4	(0.8)	74.1	(967.9)	(548.7)
Income tax provision			6.8	55.2	0.1	3.1	—	65.2
Balance at September 30, 2021, net of tax			$2.7	$(90.4)	$0.3	$44.9	$(1,429.4)	$(1,471.9)
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

	Net Sales		Segment Profitability
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
Developed Markets	$2,431.5	$2,655.9	$1,236.3	$1,302.7
Greater China	574.0	566.8	403.5	352.5
JANZ	383.0	505.3	163.6	216.7
Emerging Markets	678.9	792.5	330.5	362.5
Total reportable segments	$4,067.4	$4,520.5	$2,133.9	$2,234.4

Reconciling items:
Intangible asset amortization expense			(615.9)	(671.5)
Globally managed research and development costs			(174.9)	(152.1)
Litigation settlements & other contingencies			3.9	(9.4)
Transaction related and other special items			(239.1)	(569.8)
Corporate and other unallocated			(547.8)	(474.0)
Earnings from operations			$560.1	$357.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Reportable Segments:
Developed Markets	$7,386.7	$7,867.9	$3,703.1	$3,908.0
Greater China	1,695.4	1,709.0	1,214.0	1,123.9
JANZ	1,233.9	1,488.2	496.0	586.3
Emerging Markets	2,035.0	2,417.2	976.8	1,084.5
Total reportable segments	$12,351.0	$13,482.3	$6,389.9	$6,702.7

Reconciling items:
Intangible asset amortization expense			(1,898.1)	(2,037.5)
Intangible asset impairment charges			—	(83.4)
Globally managed research and development costs			(479.8)	(483.9)
Litigation settlements & other contingencies			(13.2)	(55.3)
Transaction related and other special items			(651.8)	(2,483.9)
Corporate and other unallocated			(1,530.8)	(1,515.1)
Earnings from operations			$1,816.2	$43.6

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2021 to September 30, 2022:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2021:	$292.6	$4.1	$296.7
Charges (1)	7.3	9.5	16.8
Cash payment	(77.6)	(6.2)	(83.8)
Utilization	—	(4.2)	(4.2)
Foreign currency translation	(2.1)	(0.1)	(2.2)
Balance at March 31, 2022:	$220.2	$3.1	$223.3
Charges (1)	4.0	5.8	9.8
Cash payment	(36.9)	(2.3)	(39.2)
Utilization	—	(3.9)	(3.9)
Foreign currency translation	(3.6)	(0.1)	(3.7)
Balance at June 30, 2022:	$183.7	$2.6	$186.3
Charges (1)	0.9	14.0	14.9
Cash payment	(24.6)	(3.1)	(27.7)
Utilization	—	(11.1)	(11.1)
Foreign currency translation	(3.2)	(0.1)	(3.3)
Balance at September 30, 2022:	$156.8	$2.3	$159.1
____________
(1)     For the three months ended September 30, 2022, total restructuring charges in Developed Markets, Emerging Markets, Greater China, JANZ and Corporate/Other were approximately $14.2 million, $0.1 million, $0.4 million, $0.1 million, and $0.1 million, respectively.
For the nine months ended September 30, 2022, total restructuring charges in Developed Markets, Emerging Markets, Greater China, JANZ, and Corporate/Other were approximately $34.5 million, $3.8 million, $2.5 million, $0.4 million, and $0.3 million, respectively.
At September 30, 2022 and December 31, 2021, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Our potential maximum development milestones not accrued for at September 30, 2022 totaled approximately $338 million. We estimate that the amounts that may be paid through the end of 2022 to be approximately $10 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2020 and we have commenced litigation in the Australian Federal Court challenging those decisions. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has recorded a net reserve for uncertain tax positions of $288.2 million and $315.6 million, including interest and penalties, in connection with its international audits at September 30, 2022 and December 31, 2021, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2021, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2021.
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
EpiPen® Auto-Injector Litigation
The Company and a former Mylan N.V. officer (collectively the “Mylan Defendants”) were named as defendants in indirect purchaser class actions relating to the pricing and/or marketing of the EpiPen® Auto-Injector. The plaintiffs in these cases asserted violations of various federal and state antitrust and consumer protection laws, RICO as well as common law claims. Plaintiffs’ sought monetary damages, attorneys’ fees and costs. These lawsuits were filed in various federal and state courts and were either dismissed or transferred into a MDL in the U.S. District Court for the District of Kansas and were consolidated or centralized. An antitrust class consisting of certain states was ultimately certified. On June 23, 2021, the Court granted – in substantial part – the Mylan Defendants’ motion for summary judgment by dismissing certain antitrust claims and the RICO claims, which included RICO claims asserted against the former Mylan N.V. officer. In February 2022, the parties reached an agreement to fully resolve this matter for $264 million, which was accrued for during the year ended December 31, 2021. During the first quarter of 2022, $5.0 million of the settlement was paid and the remaining amount of the settlement was paid in July 2022. The settlement was approved by the Court on July 11, 2022 and contains an express provision disclaiming and denying any wrongdoing or liability by the Mylan Defendants. This matter is resolved.
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
The Company has a total accrual of approximately $10.0 million related to these matters at September 30, 2022, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products.

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
The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits have been consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio. A liability-only trial has been ordered to take place by April 2023 in a coordinated proceeding in West Virginia state court involving the Company and other defendants.

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
The Company has accrued approximately $64.9 million as of September 30, 2022 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately $183.0 million as of September 30, 2022 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
After a trial involving only the ’514 patent on June 18, 2020, the District Court issued a judgment finding all claims of the ’514 patent invalid for lack of adequate written description. On appeal, the Federal Circuit affirmed the District Court’s judgment. Biogen’s petition for rehearing was denied. Biogen’s petition seeking review by the U.S. Supreme Court was also denied.

On July 13, 2018, MPI filed an IPR petition challenging the ’514 patent based only on obviousness. On February 5, 2020, the PTAB issued a final written decision finding the claims not obvious. MPI’s appeal of the PTAB decision is moot in light of the U.S. Supreme Court denying review of the Federal Circuit’s affirmance of the District Court’s invalidity judgment.
These matters are resolved.
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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, and Northern Ireland) filed their claims. The claims filed by Sandoz, Teva, Actavis, and Ranbaxy have been resolved and we have reached a settlement in principle to resolve all claims filed by NHS England, Wales, and Northern Ireland. A trial on the remaining claims has been set for November 2023.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $32.1 million accrued related to these various other legal proceedings at September 30, 2022.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
18. Subsequent Events
On November 7, 2022, the Company entered into a definitive agreement to acquire Oyster Point Pharma, Inc. (“Oyster Point”) for $11 per share in cash through a tender offer. In addition to the upfront cash consideration, each Oyster Point stockholder will receive one non-tradeable Contingent Value Right representing up to an additional $2 per share contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance. Oyster Point is a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. The transaction is subject to customary closing conditions, including receipt of regulatory approval and tender acceptance of more than 50% of the common shares of Oyster Point.

Also on November 7, 2022, the Company entered into a definitive agreement to acquire Famy Life Sciences Private Limited (“Famy Life Sciences”), which has a complementary portfolio of ophthalmology therapies under development. The transaction is subject to customary closing conditions, including receipt of regulatory approval.

Together, the two acquisitions have an aggregate purchase price of approximately $700-$750 million which Viatris expects to fund with cash on hand and expects to close both transactions in the first quarter of 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2021 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three and nine months ended September 30, 2022, and cash flows for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Biocon Biologics Transaction, the Combination, the benefits and synergies of the Combination or our global restructuring program, the Company’s strategic initiatives, including but not limited to potential divestitures and recently announced acquisitions, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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
Recent Developments
Ophthalmology Acquisitions
On November 7, 2022, the Company entered into a definitive agreement to acquire Oyster Point Pharma, Inc. (“Oyster Point”) for $11 per share in cash through a tender offer. In addition to the upfront cash consideration, each Oyster Point stockholder will receive one non-tradeable Contingent Value Right representing up to an additional $2 per share contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance. Oyster Point is a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases. The transaction is subject to customary closing conditions, including receipt of regulatory approval and tender acceptance of more than 50% of the common shares of Oyster Point.

Also on November 7, 2022, the Company entered into a definitive agreement to acquire Famy Life Sciences Private Limited (“Famy Life Sciences”), which has a complementary portfolio of ophthalmology therapies under development. The transaction is subject to customary closing conditions, including receipt of regulatory approval.

Together, the two acquisitions have an aggregate purchase price of approximately $700-$750 million which Viatris expects to fund with cash on hand and expects to close both transactions in the first quarter of 2023.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. The Company has not yet repurchased any shares of common stock under the share repurchase program and the share repurchase program does not obligate the Company to acquire any particular amount of common stock.
Dividend Reinvestment and Share Purchase Plan
On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP allows shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.

International Operations
The ongoing conflict between Russia and Ukraine did not have a material impact on our business as the combined total revenues for both countries were approximately 1% of consolidated total revenues during each of the three and nine months ended September 30, 2022 and 2021. However, trade controls, sanctions, supply chain and staffing challenges and other economic considerations related to the conflict have impacted our operations in these markets and may negatively impact our financial results in future periods. In addition, a significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods. For a further discussion of the risks we encounter in our business, including the risks of conducting our business internationally, please refer to Part I, Item 1A. Risk Factors in our 2021 Form 10-K.

Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary. In accordance with ASC 830, starting with the second quarter of 2022, we began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022. The impacted net sales for the three and nine months ended September 30, 2022 and total assets at September 30, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.

Biocon Biologics Agreement
On February 27, 2022, the Company entered into an agreement to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, at closing Viatris will receive an up-front cash payment of $2.0 billion, subject to certain adjustments, ownership of at least 12.9% of Biocon Biologics, on a fully diluted basis, in the form of convertible preferred equity which will have certain priority rights with respect to certain liquidity events, and $335 million as additional cash payments that are expected to be paid in 2024. Upon closing of the transaction, we expect to record a gain for the difference between the consideration received, including the fair value of the convertible preferred equity, and the carrying value of the biosimilars portfolio. The companies will also enter into a two-year transition services agreement, subject to extension in certain circumstances, during which time Viatris will provide certain commercial and administrative services for an applicable service fee. The transaction is expected to close by the end of 2022 and is subject to various closing conditions (including regulatory approvals).

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

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2022 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts and %s)	2022	2021	Change
Total revenues	$4,078.2	$4,536.6	$(458.4)
Gross profit	1,748.4	1,574.1	174.3
Earnings from operations	560.1	357.6	202.5
Net earnings	354.3	311.5	42.8
Diluted earnings per share	$0.29	$0.26	$0.03

	Nine Months Ended
	September 30,
(In millions, except per share amounts and %s)	2022	2021	Change
Total revenues	$12,386.7	$13,544.7	$(1,158.0)
Gross profit	5,222.9	4,029.1	1,193.8
Earnings from operations	1,816.2	43.6	1,772.6
Net earnings (loss)	1,067.4	(1,005.3)	2,072.7
Diluted earnings (loss) per share	$0.88	$(0.83)	$1.71
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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended
	September 30,
(In millions, except %s)	2022	2021	% Change	2022 Currency Impact (1)	2022 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,431.5	$2,655.9	(8)%	$226.3	$2,657.6	—%
Greater China	574.0	566.8	1%	27.3	601.3	6%
JANZ	383.0	505.3	(24)%	61.8	444.9	(12)%
Emerging Markets	678.9	792.5	(14)%	80.9	759.8	(4)%
Total net sales	$4,067.4	$4,520.5	(10)%	$396.3	$4,463.6	(1)%

Other revenues (3)	10.8	16.1	(33)%	0.9	11.7	(27)%
Consolidated total revenues (4)	$4,078.2	$4,536.6	(10)%	$397.2	$4,475.3	(1)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2022 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended September 30, 2022, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $4.8 million, $0.3 million, and $5.7 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the current quarter, Viatris reported total revenues of $4.08 billion, compared to $4.54 billion for the comparable prior year period, representing a decrease of $458.4 million, or 10%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $4.07 billion, compared to $4.52 billion for the comparable prior year period, representing a decrease of $453.1 million, or 10%. Other revenues for the current quarter were $10.8 million, compared to $16.1 million for the comparable prior year period.
The decrease in net sales was primarily driven by the unfavorable impact of foreign currency translation of approximately $396.3 million, or 9%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, Japan and India. On a constant currency basis, the decrease in net sales was approximately $56.8 million, or 1% for the three months ended September 30, 2022. This decrease was due to competition on certain key U.S. products representing a decline of approximately $21 million, and approximately $180 million as a result of other base business erosion. The decrease in net sales from existing products was partially offset by approximately $144.0 million of new product sales. New product sales include new products launched in 2022 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 36% and 34% for the three months ended September 30, 2022 and 2021, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $224.4 million or 8% during the three months ended September 30, 2022 when compared to the prior year period. This decrease was due primarily to the unfavorable impact of foreign currency translation of approximately $226.3 million, or 9%. Constant currency net sales increased by approximately $1.9 million, or essentially flat when compared to the prior year period. Net sales within North America totaled approximately $1.07 billion and net sales within Europe totaled approximately $1.36 billion. The increase in constant currency net sales was driven by new product sales, including lenalidomide, unbranded insulin glargine and Semglee® in the U.S., and various product launches in Europe. This increase was partially offset by lower volumes and, to a lesser extent, lower pricing on net sales of existing products within the U.S., including glatiramer acetate, Wixela Inhub®, Miacalcin® and Perforomist®, as a result of additional competition.

Greater China Segment
Net sales from Greater China increased by $7.2 million or 1% for the three months ended September 30, 2022 when compared to the prior year period. This increase was primarily the result of higher volumes on sales of existing products. The increase was partially offset by the unfavorable impact of foreign currency translation of approximately $27.3 million, or 5%. Constant currency net sales increased by approximately $34.5 million or 6% when compared to the prior year.
JANZ Segment
Net sales from JANZ decreased by $122.3 million or 24% for the three months ended September 30, 2022 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $61.8 million, or 12%. Constant currency net sales decreased by approximately $60.5 million, or 12% when compared to the prior year period. The decrease was primarily due to lower pricing on net sales of existing products in Japan as a result of government price reductions and additional competition, and lower volumes of existing products in Australia.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $113.6 million or 14% for the three months ended September 30, 2022 when compared to the prior year period. This decrease was mainly the result of the unfavorable impact of foreign currency translation of approximately $80.9 million or 10%. Constant currency net sales decreased by approximately $32.7 million, or 4%. This decrease was driven by lower volumes of COVID-19 related products in India, primarily remdesivir and ambisome, and lower sales of ARV products as a result of competitive market conditions.
Cost of Sales and Gross Profit
Cost of sales decreased from $2.96 billion for the three months ended September 30, 2021 to $2.33 billion for the three months ended September 30, 2022. Cost of sales was primarily impacted by purchase accounting related amortization of the fair value of step-up of acquired inventory of $238.5 million in the comparable prior year period, and lower restructuring costs in the current period related to the 2020 restructuring program versus the comparable prior year period, which are described further in the section titled Use of Non-GAAP Financial Measures.
Gross profit for the three months ended September 30, 2022 was $1.75 billion and gross margins were 43%. For the three months ended September 30, 2021, gross profit was $1.57 billion and gross margins were 35%. This change is primarily related to the decrease in cost of sales. Adjusted gross margins were 61% for the three months ended September 30, 2022, compared to 60% for the three months ended September 30, 2021.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2022	2021
U.S. GAAP cost of sales	$2,329.8	$2,962.5
Deduct:
Purchase accounting related amortization	(626.7)	(919.9)
Acquisition related items	(16.3)	(4.5)
Restructuring related costs	(8.6)	(151.3)
Share-based compensation expense	(0.4)	(0.8)
Other special items	(68.9)	(72.7)
Adjusted cost of sales	$1,608.9	$1,813.3

Adjusted gross profit (a)	$2,469.3	$2,723.3

Adjusted gross margin (a)	61%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2022 was $174.9 million, compared to $152.1 million for the comparable prior year period, an increase of $22.8 million. This increase was primarily due to higher costs for products under development.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.02 billion, compared to $1.06 billion for the comparable prior year period, a decrease of $37.7 million. The decrease was primarily due to lower restructuring costs of approximately $16.7 million related to the 2020 restructuring program and the impact of synergies. Partially offsetting these decreases were higher integration costs as a result of transitioning certain support services from Pfizer.
Litigation Settlements and Other Contingencies, Net
The following table includes the (gains) losses recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended
	September 30,
(In millions)	2022	2021
Contingent consideration adjustment (primarily related to respiratory delivery platform)	$(4.5)	$9.2
Litigation settlements, net	0.6	0.2
Total litigation settlements and other contingencies, net	$(3.9)	$9.4

Interest Expense
Interest expense for the three months ended September 30, 2022 totaled $153.2 million, compared to $151.9 million for the three months ended September 30, 2021, an increase of $1.3 million. The increase is primarily due to higher interest rates on variable rate debt, partially offset by the impact of debt repayments.
Other (Income) Expense, Net
Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses, expense (income) related to post-employment benefit plans and interest and dividend income. Other (income) expense, net for the three months ended September 30, 2022 totaled $20.6 million of income, compared to expense of $5.8 million for the three months ended September 30, 2021. The current quarter income was primarily driven by foreign exchange gains. In addition, the prior year period was negatively impacted due to losses from the Company’s clean energy investments, which did not recur in 2022 as all of the clean energy investments have wound down operations at the end 2021.

Income Tax Provision (Benefit)
For the three months ended September 30, 2022, the Company recognized an income tax provision of $73.2 million, compared to an income tax benefit of $111.6 million for the comparable prior year period, a change of $184.8 million. A tax benefit was recorded for the three months ended September 30, 2021 as a result of the lower impacts of purchase accounting adjustments related to the Combination, combined with the estimated full year loss being reduced during the quarter. The income tax provision (benefit) for both periods was also impacted by the changing mix of income earned in jurisdictions with differing rates.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended
	September 30,
(In millions, except %s)	2022	2021	% Change	2022 Currency Impact (1)	2022 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$7,386.7	$7,867.9	(6)%	$496.7	$7,883.4	—%
Greater China	1,695.4	1,709.0	(1)%	24.6	1,720.0	1%
JANZ	1,233.9	1,488.2	(17)%	164.6	1,398.4	(6)%
Emerging Markets	2,035.0	2,417.2	(16)%	186.4	2,221.4	(8)%
Total net sales	$12,351.0	$13,482.3	(8)%	$872.3	$13,223.2	(2)%

Other revenues (3)	35.7	62.4	(43)%	2.2	37.9	(39)%
Consolidated total revenues (4)	$12,386.7	$13,544.7	(9)%	$874.5	$13,261.1	(2)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2022 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the nine months ended September 30, 2022, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $15.9 million, $1.2 million, and $18.6 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2022, Viatris reported total revenues of $12.39 billion, compared to $13.54 billion for the comparable prior year period, representing a decrease of $1.16 billion, or 9%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2022 were $12.35 billion, compared to $13.48 billion for the comparable prior year period, representing a decrease of $1.13 billion, or 8%. Other revenues for the nine months ended September 30, 2022 were $35.7 million, compared to $62.4 million for the comparable prior year period.
The decrease in net sales was primarily driven by the unfavorable impact of foreign currency translation of approximately $872.3 million, or 6%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, Japan and India. On a constant currency basis, the decrease in net sales was approximately $259.0 million, or 2% for the nine months ended September 30, 2022. This decrease was due to competition on certain key U.S. products representing a decline of approximately $161 million, and approximately $447 million as a result of other base business erosion. The decrease in net sales from existing products was partially offset by approximately $349.9 million of new product sales. New product sales include new products launched in 2022 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 34% and 33% for the nine months ended September 30, 2022 and 2021, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $481.2 million or 6% during the nine months ended September 30, 2022 when compared to the prior year period. This decrease was due primarily to the unfavorable impact of foreign currency translation of approximately $496.7 million, or 6%. Constant currency net sales increased by approximately $15.5 million, or essentially flat when compared to the prior year period. Net sales within North America totaled approximately $3.29 billion and net sales within Europe totaled approximately $4.10 billion. The increase in constant currency net sales was driven by new product sales, including lenalidomide, unbranded insulin glargine and Semglee® in the U.S., and higher volumes of existing products in Europe. This increase was partially offset by lower pricing and, to a lesser extent, lower volumes of existing products within the U.S., including Miacalcin® and Perforomist®, as a result of additional competition.

Greater China Segment
Net sales from Greater China decreased by $13.6 million or 1% for the nine months ended September 30, 2022 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $24.6 million, or 1%. Constant currency net sales increased by approximately $11.0 million or 1% when compared to the prior year period. The increase in constant currency net sales was driven by lower rebates on net sales of existing products.
JANZ Segment
Net sales from JANZ decreased by $254.3 million or 17% for the nine months ended September 30, 2022 when compared to the prior year period. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $164.6 million, or 11%. Constant currency net sales decreased by approximately $89.7 million, or 6% when compared to the prior year period. The decrease was primarily due to lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition, and lower volumes of existing products in Australia. These decreases were partially offset by higher volumes of existing products in Japan, including for Celebrex®.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $382.2 million or 16% for the nine months ended September 30, 2022 when compared to the prior year period. This decrease was partially driven by lower volumes of COVID-19 related products in India, primarily remdesivir and ambisome, and lower sales of ARV products as a result of competitive market conditions. The decrease was further driven by the unfavorable impact of foreign currency translation of approximately $186.4 million, or 8%. These decreases were partially offset by higher volumes in certain markets in Asia. Constant currency net sales decreased by approximately $195.8 million, or 8%.
Cost of Sales and Gross Profit
Cost of sales decreased from $9.52 billion for the nine months ended September 30, 2021 to $7.16 billion for the nine months ended September 30, 2022. Cost of sales was primarily impacted by purchase accounting related amortization of the fair value of step-up of acquired inventory of $1.19 billion in the comparable prior year period, lower restructuring costs in the current period related to the 2020 restructuring program versus the comparable prior year period, and lower costs associated with other special items, which are described further in the section titled Use of Non-GAAP Financial Measures.
Gross profit for the nine months ended September 30, 2022 was $5.22 billion and gross margins were 42%. For the nine months ended September 30, 2021, gross profit was $4.03 billion and gross margins were 30%. This change is primarily related to the decrease in cost of sales. Adjusted gross margins were 60% for the nine months ended September 30, 2022, essentially flat when compared to the nine months ended September 30, 2021.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2022	2021
U.S. GAAP cost of sales	$7,163.8	$9,515.6
Deduct:
Purchase accounting related amortization	(1,930.4)	(3,344.7)
Acquisition related items	(41.1)	(8.0)
Restructuring related costs	(28.4)	(399.5)
Share-based compensation expense	(1.2)	(2.0)
Other special items	(150.4)	(257.1)
Adjusted cost of sales	$5,012.3	$5,504.3

Adjusted gross profit (a)	$7,374.4	$8,040.4

Adjusted gross margin (a)	60%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2022 was $479.8 million, compared to $483.9 million for the comparable prior year period, a decrease of $4.1 million. This decrease was primarily due to the impact of synergies.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2022 was $2.91 billion, compared to $3.45 billion for the comparable prior year period, a decrease of $532.6 million. The decrease was due to lower restructuring costs of approximately $316.5 million related to the 2020 restructuring program and the impact of synergies. Partially offsetting these decreases were higher integration costs as a result of transitioning certain support services from Pfizer.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Contingent consideration adjustment (primarily related to respiratory delivery platform)	$9.1	$41.2
Litigation settlements, net	4.1	14.1
Total litigation settlements and other contingencies, net	$13.2	$55.3

Interest Expense
Interest expense for the nine months ended September 30, 2022 totaled $445.3 million, compared to $488.0 million for the nine months ended September 30, 2021, a decrease of $42.7 million. The decrease is primarily due to the impact of debt repayments.

Other (Income) Expense, Net
Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses, expense (income) related to post-employment benefit plans and interest and dividend income. Other (income) expense, net was expense of $26.6 million for the nine months ended September 30, 2022, compared to expense of $16.1 million for the comparable prior year period. The increase was primarily driven by higher foreign exchange costs. The increase was partially offset by lower losses from clean energy investments.

Income Tax Provision
    For the nine months ended September 30, 2022, the Company recognized an income tax provision of $276.9 million, compared to $544.8 million for the comparable prior year period, a decrease of $267.9 million. The income tax provision for the nine months ended September 30, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of the Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. The income tax provision for both periods was also impacted by the changing mix of income earned in jurisdictions with differing rates.

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
Upfront and Milestone-Related R&D Expenses
Beginning in 2022, upfront and milestone-related R&D expenses related to collaboration and licensing arrangements are no longer excluded from adjusted net earnings and adjusted EBITDA. This change had no impact on the three and nine months ended September 30, 2022. For all prior periods presented, these expenses and payments were excluded from adjusted net earnings and adjusted EBITDA. Prior period adjusted net earnings and adjusted EBITDA have not been recast to reflect this change in policy because the excluded amount was expense of approximately $3.7 million and income of approximately $2.1 million for the three and nine months ended September 30, 2021, respectively, and is considered immaterial.
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
Share-based Compensation Expense
Share-based compensation expense is excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA. Our share-based compensation programs have become increasingly weighted toward performance-based compensation, which leads to variability and to a lack of predictability as to the occurrence and/or timing of amounts incurred. As such, management believes the exclusion of such amounts on an ongoing basis is helpful to understanding the underlying operational performance of the business.
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
•Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•The impact of changes related to uncertain tax positions and certain impacts related to the Combination are excluded from adjusted cost of sales, adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from adjusted cost of sales, adjusted net earnings and adjusted EBITDA because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
U.S. GAAP net earnings (loss)	$354.3	$311.5	$1,067.4	$(1,005.3)
Purchase accounting related amortization (primarily included in cost of sales)	626.7	919.9	1,930.5	3,344.7
Litigation settlements and other contingencies, net	(3.9)	9.4	13.2	55.3
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.0)	(13.6)	(36.8)	(40.3)
Clean energy investments pre-tax loss	—	17.6	—	52.2
Acquisition related costs (primarily included in SG&A) (a)	99.2	41.5	306.3	149.7
Restructuring related costs (b)	15.0	169.8	42.0	741.6
Share-based compensation expense	29.1	25.0	86.8	88.7
Other special items included in:
Cost of sales (c)	68.9	72.7	150.4	257.1
Research and development expense	—	3.7	0.9	12.1
Selling, general and administrative expense	19.9	9.9	44.3	39.4
Other (income) expense, net	(6.3)	(2.3)	(8.2)	(2.3)
Tax effect of the above items and other income tax related items (d)	(129.4)	(366.0)	(342.7)	(196.8)
Adjusted net earnings	$1,063.5	$1,199.1	$3,254.1	$3,496.1
Significant items include the following:
(a)Acquisition related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(b)For the three and nine months ended September 30, 2022, charges include approximately $8.6 million and $28.4 million, respectively, in cost of sales and approximately $6.4 million and $13.6 million, respectively, in SG&A. Refer to Note 14 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(c)For the three and nine months ended September 30, 2022, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $42.3 million and $90.1 million, respectively.
(d)Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2022 compared to the prior year periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
U.S. GAAP net earnings (loss)	$354.3	$311.5	$1,067.4	$(1,005.3)
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	—	17.6	—	52.2
Income tax provision (benefit)	73.2	(111.6)	276.9	544.8
Interest expense (a)	153.2	151.9	445.3	488.0
Depreciation and amortization (b)	699.5	1,017.1	2,157.8	3,756.7
EBITDA	$1,280.2	$1,386.5	$3,947.4	$3,836.4
Add / (deduct) adjustments:
Share-based compensation expense	29.1	25.0	86.8	88.7
Litigation settlements and other contingencies, net	(3.9)	9.4	13.2	55.3
Restructuring, acquisition related and other special items (c)	192.4	277.4	518.8	1,029.9
Adjusted EBITDA	$1,497.8	$1,698.3	$4,566.2	$5,010.3
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.81 billion for the nine months ended September 30, 2022. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, fund planned capital expenditures, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities increased by $316.2 million to $2.81 billion for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $2.49 billion for the nine months ended September 30, 2021. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to lower payments for restructuring activities and other special items, and the impact of synergies, partially offset by the timing of cash payments and collections, including payments for litigation matters.
Investing Activities
Net cash used in investing activities was $264.0 million for the nine months ended September 30, 2022, as compared to net cash provided by investing activities of $101.3 million for the nine months ended September 30, 2021, a net increase of $365.3 million.

In 2022, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $252.3 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2022 calendar year are expected to be approximately $425 million to $575 million.
In 2021, significant items in investing activities included the following:
•cash received from acquisitions, net totaling approximately $277.0 million related to additional target cash balances received from Pfizer subsequent to the closing of the Combination;
•proceeds from sale of assets of $96.5 million, primarily related to a group of OTC products in the U.S.;
•capital expenditures, primarily for equipment and facilities, totaling approximately $259.8 million; and
•payments for product rights and other, net totaling approximately $28.2 million, primarily related to the acquisition of intellectual property rights and marketing authorizations.
Financing Activities
Net cash used in financing activities was $2.55 billion for the nine months ended September 30, 2022, as compared to $2.66 billion for the nine months ended September 30, 2021, a decrease of $115.5 million.
In 2022, significant items in financing activities included the following:
•repayments of Senior Notes at maturity of approximately $1.79 billion, consisting of the 0.816% Euro Senior Notes and the 1.125% Senior Notes;
•net Revolving Facility borrowings of $700.0 million (borrowings of $1.875 billion net of repayments of $1.175 billion);
•net repayments of short-term borrowings of $992.8 million; and
•cash dividends paid of $436.1 million.
In 2021, significant items in financing activities included the following:
•long-term debt payments of $4.20 billion, consisting of the redemption of $2.25 billion of the 3.150% Senior Notes due 2021, repayment of $1.35 billion of borrowings under the Revolving Facility, and repayment of $600.0 million of the USD Term Loan;
•long-term borrowings of $1.71 billion, consisting of borrowings of $1.35 billion under the Revolving Facility, and borrowings of $360.0 million under the YEN Term Loan;
•net short-term borrowings of $606.1 million;
•cash dividends paid of $266.0 million;
•deferred non-contingent payments for product rights totaling approximately $456.0 million primarily related to the acquisition of Aspen’s thrombosis product portfolio in Europe; and
•milestone payments totaling approximately $28.6 million related to the respiratory delivery platform contingent consideration.
Capital Resources
Our cash and cash equivalents totaled $646.7 million at September 30, 2022, and the majority of these funds are held by our non-U.S. subsidiaries. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2022, the Company had $300.4 million outstanding under the Commercial Paper Program and had borrowings outstanding of $700.0 million under the Revolving Facility.

In addition to the Revolving Facility, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility. On April 22, 2022, the Company entered into an agreement to extend the expiration date of the Receivables Facility to April 22, 2025. As of September 30, 2022, the Company did not have any borrowings outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended on August 26, 2022 to extend the term to August 29, 2023. As of September 30, 2022, the Company had borrowings of $200.0 million outstanding under the Note Securitization Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $42.1 million and $29.6 million of accounts receivable as of September 30, 2022 and December 31, 2021 under these factoring arrangements, respectively.
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
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2022, refer to Note 11 Debt in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at September 30, 2022 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2022 and as of and for the year ended December 31, 2021. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2022	December 31, 2021
ASSETS
Current assets	$483.0	$280.2
Non-current assets	59,870.7	60,298.0

LIABILITIES AND EQUITY
Current liabilities	25,146.4	23,619.9
Non-current liabilities	16,025.0	16,465.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(796.2)	(1,023.9)
Net earnings (loss)	1,067.4	(1,269.1)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $290 million accrued for legal contingencies at September 30, 2022.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the three and nine months ended September 30, 2022, the Company incurred approximately $8.9 million and $35.0 million, respectively, related to this provision of the TSA and approximately $118.5 million during the period beginning on the closing date of the Combination and ended September 30, 2022.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2021 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended September 30, 2022, the Company continued to transition certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the transition period, which is expected through the end of calendar year 2022. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2022 on the effectiveness of its ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2021 Form 10-K.

ITEM 6. EXHIBITS

22	List of subsidiary guarantors and issuers of guaranteed securities, filed as Exhibit 22 to the Form 10-Q for the quarter ended June 30, 2022, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
(Principal Executive Officer)
November 7, 2022

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
November 7, 2022