Form 10-K
period 2022-12-31
Viatris Inc
filed 2023-02-27
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,662,127,991.

The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 21, 2023 was 1,196,813,959.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2022

2

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2022 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2022 Form 10-K, most of which are explained or defined below. Some amounts in this Form 10-K may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2020 Revolving Facility	The revolving credit facility available pursuant to the revolving credit agreement, dated as of June 16, 2020, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent and repaid in full in July 2021
2021 Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
505(b)(2)	A streamlined NDA process in which the applicant relies upon one or more investigations conducted by someone other than the applicant and for which the applicant has not obtained right of reference.
AbbVie	AbbVie Inc.
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredient
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
Aspen	Aspen Global Incorporated
ASU	Accounting Standards Update
BEAT	Base Erosion Anti-Abuse Tax
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction
The transaction between Viatris and Biocon Biologics pursuant to which Viatris contributed its biosimilars portfolio, composed of the Biocon collaboration programs, biosimilars to Humira®, Enbrel®, and Eylea®, as well as related assets and liabilities to Biocon Biologics

Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended by that certain Amendment No. 1 to Transaction Agreement, dated November 28, 2022
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPS	Compulsory convertible preferred shares
cGMP	Current Good Manufacturing Practices

clean energy investments	Used to define the three equity method investments the Company has in limited liability companies that own refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
CMA	Competition and Markets Authority
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COPD	Chronic obstructive pulmonary disease
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
DEA	U.S. Drug Enforcement Agency
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
DRIP	Dividend Reinvestment and Share Purchase Plan
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPD Business	Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, prior to its acquisition by Mylan in February 2015
ERP system	Enterprise resource planning system
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FKB	Fujifilm Kyowa Kirin Biologics Co. Ltd
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2022
FTC	U.S. Federal Trade Commission
GDPR	The EU’s General Data Protection Regulation
GILTI	Global intangible low-taxed income

Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
INN	International NonProprietary Name
IPR	Inter Partes review
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LAMA	Long-acting muscarinic antagonist
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
LOE	Loss of exclusivity
Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
Momenta	Momenta Pharmaceuticals, Inc.
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. Euro Notes	The 2.125% Senior Notes due 2025 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 3.125% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Securitization	Mylan Securitization LLC
NASDAQ	The NASDAQ Stock Market
NCDs	noncommunicable diseases
NCEs	New Chemical Entities
NDA	New drug application
NHI	National Health Insurance of Japan
NHS	National Health Services
NOLs	Net Operating Losses
Note Securitization Facility	The note securitization facility entered into in August 2022 for borrowings up to $200 million and expiring in August 2023
OECD	The Organisation for Economic Co-operation and Development
OTC	Over-the-counter
Oyster Point	Oyster Point Pharma, Inc.

PBM	Pharmacy benefit managers
PCAOB	Public Company Accounting Oversight Board
Pfizer	Pfizer Inc.
PMS	Pharmascience Inc.
PPACA	Patient Protection and Affordable Care Act
Profit Sharing 401(k) Plan	401(k) retirement plan with a profit sharing component for non-union represented employees
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
QCE	Quality consistency evaluation
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
Registered Upjohn Notes
The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

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

Teva	Teva Pharmaceutical Industries Ltd.
Theravance Biopharma	Theravance Biopharma, Inc.
TSA	Transition services agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Unregistered Upjohn U.S. Dollar Notes	The 1.125% Senior Notes due 2022, 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Distributor Markets
Select geographic markets that were part of the Combination that are smaller in nature and in which we had no established infrastructure prior to or following the Combination and that the Company intends to divest

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
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. With a global workforce of approximately 37,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, and complex generics, including biosimilars prior to the Biocon Biologics Transaction. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
On November 16, 2020, Viatris, formerly known as Upjohn, Mylan and Pfizer consummated the combination of Mylan with the Upjohn Business through a Reverse Morris Trust transaction. As a result of the Combination, Viatris held the combined Upjohn Business and Mylan business and Mylan ceased to exist as a separate legal entity after merging with and into Mylan II B.V., an indirect wholly owned subsidiary of Viatris. In accordance with ASC 805, Business Combinations, Mylan is considered the accounting acquirer of the Upjohn Business and all historical financial information of the Company prior to November 16, 2020 represents Mylan’s historical results and the Company’s thereafter. Refer to Note 4 Acquisitions and Other Transactions included in Part II. Item 8 of this Form 10-K for more information.

Prior to the separation of the Upjohn Business from the remainder of Pfizer’s businesses, the legacy Upjohn Business historically received support services from Pfizer. In connection with the Separation and Combination, Viatris entered into several agreements with Pfizer or its subsidiaries, including among others, transition services and the manufacturing and supply agreements, which in general provide for the performance of certain services or obligations by each of Pfizer and Viatris for the benefit of each other for initial transitional periods following the Combination. By the end of 2022, the Company had exited substantially all transition services with Pfizer.

In February 2022, the Company announced plans for certain strategic actions, anchored by a significant global reshaping initiative designed to unlock trapped value and provide the financial flexibility required to deliver on its vision. The Company also announced that it had entered into a strategic transaction with Biocon Biologics to create what it expects to be a vertically integrated global biosimilars leader, as well as potential plans to divest other select assets no longer considered core to our future strategy to help reshape the Company.

On February 27, 2022, Viatris entered into a definitive agreement with Biocon Biologics to contribute its biosimilars portfolio to Biocon Biologics. The transaction subsequently closed on November 29, 2022. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million. An amount of cash equal to all or a portion of the closing working capital target may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Upon closing of the transaction, the Company recognized a gain on sale of approximately $1.75 billion and has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022.

Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The term of the transition services agreement is generally up to two years. Under the transition services agreement, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup.

In November 2022, the Company provided an update on the strategic priorities announced in February 2022, including identifying the following businesses no longer considered core to its future strategy that the Company intends to divest:
•OTC;
•API (while retaining some selective development API capabilities);
•Women’s health care, primarily related to our oral and injectable contraceptives. This does not include all of our women’s health care related products; as an example, our Xulane® product in the U.S. is excluded; and
•Upjohn Distributor Markets.

During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $425 million in cash, which includes $11 per share paid to Oyster Point stockholders through a tender offer and the repayment of the principal amount of certain debt of Oyster Point. In addition to the upfront cash consideration, each Oyster Point stockholder received one non-tradeable contingent value right representing up to an additional $2 per share, or approximately $60 million in the aggregate, contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance, which are expected to be determined by the end of the first quarter of 2023. Oyster Point is a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a private-owned research company with a complementary portfolio of ophthalmology therapies under development, for a consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 to grant the Company rights with respect to acquiring certain pharmaceutical products and had additionally acquired shares representing approximately 13.5% equity interest in Famy Life Sciences for $25.0 million during the year ended December 31, 2020. The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023.

Ophthalmology is one of the key therapeutic areas of focus that the Company announced in February 2022. With the combination of Viatris' global commercial footprint, R&D and regulatory capabilities and supply chain, along with Oyster Point's deep knowledge of the ophthalmology space from a clinical, medical, regulatory and commercial perspective—including a commercial asset, Tyrvaya®, for the treatment of dry eye disease—and Famy Life Sciences' Phase III-ready pipeline, the Company believes it has the foundation to create a leading global ophthalmology franchise, accelerating efforts to address the unmet needs of patients with ophthalmic disease and the eye care professionals who treat them. The Eye Care division within the company will be led by former Oyster Point CEO, Jeff Nau Ph.D.

Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2022. Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2022.
Organization
Upjohn was incorporated in Delaware on February 14, 2019 as a wholly-owned subsidiary of Pfizer to operate the Upjohn Business. Effective as of November 16, 2020, Upjohn changed its name to “Viatris Inc.” and became the parent entity of the combined Upjohn Business and Mylan business.
The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which included 20 primarily off-patent oral solid dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®.
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
ACCESS
Viatris provides high-quality, trusted medicines, regardless of geography or circumstance. We are committed to improving access to high-quality medicines while working to ensure a reliable supply so patients can get the treatments they need, when and where they need them. Our global portfolio, supported by our science, medical and manufacturing expertise, delivers global iconic and key brands, complex generics, including biosimilars prior to the Biocon Biologics Transaction, generics and OTC products.
We see access as fundamental to empowering people worldwide to live healthier at every stage of life—a powerful concept in challenging times.

It begins with our efforts to sustainably deliver high-quality medicines and health solutions at scale to people, regardless of geography or circumstance. As a healthcare company born during a global pandemic, Viatris was formed to bridge the traditional divide between generics and brands, aiming to combine the best of both, to more holistically address healthcare needs globally. With an extensive portfolio of medicines to meet nearly every health need, a one-of-a-kind global supply chain designed to reach more people with health solutions when and where they need them, and the scientific expertise to address some of the world’s most enduring health challenges, access takes on deeper meaning at Viatris.

From our unique vantage point, we touch all of life’s moments, from birth to end of life, acute conditions to chronic diseases. We see across multiple therapeutic areas to the person at the center of their own unique health journey. We are focused on meeting individual needs, whether with a generic medicine, an improved version of an existing medicine, or a truly novel therapeutic solution.

Ultimately, we know we are stronger together. Both as a company and as a global community. Our pursuit of access is relentless. Because health matters everywhere.

As a company, Viatris:
•Covers a broad range of therapeutic areas. We produce medicines for patients across a broad range of major therapeutic areas. From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. We also offer support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health. While we intend to maintain our broad range of therapeutic areas, we have, as previously announced, identified three core, global therapeutic areas – ophthalmology (as evidenced by the Oyster Point and Famy Life Sciences’ acquisitions), gastrointestinal, and dermatology – that we believe particularly fit our own internal capabilities while leveraging our global platform.
•Helps ease the burden of noncommunicable diseases. According to the WHO, NCDs, such as ischemic heart disease, stroke, diabetes, certain cancers and chronic obstructive pulmonary disease, are among the leading causes of death globally. NCDs affect people of every age, gender and socioeconomic status in every corner of the world, and pose a heavy burden on individuals, families and communities. To overcome this global public health threat, patients worldwide need a partner they can trust – one that not only believes everyone deserves good health, but also has the portfolio, experience and expertise to make this belief a reality.
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
An Increasingly Innovative and Differentiated Pipeline
Our confidence in the future delivery of our pipeline is rooted in our strong historic development programs and list of firsts, including the first FDA approvals of the generic version of Allergan's Restasis® and the generic version of Symbicort®, Breyna™. In addition, we are working on many other programs, including the potential to be first to market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Sandostin® LAR Depot, Venofer® and Wegovy™. We are also working with our partners on novel and complex products such as our BOTOX® (onabotulinumtoxinA) biosimilar and Glatiramer Acetate Depot, a long-acting injection version of the approved glatiramer acetate.
While we will continue to diligently pursue important generics opportunities, we will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. Complex product categories are critical to patient health and are growing at a rapid pace. Our goal is to enhance our proven scientific capabilities and current global platform, including our Global Healthcare Gateway®, to create a durable and higher-margin portfolio of products. And that means further expanding beyond our current scope into more innovative products, including NCEs and global 505(b)(2) products. As previously mentioned, while we intend to maintain our broad range of therapeutic areas, we have identified three core, global therapeutic areas – ophthalmology, gastrointestinal and dermatology – that we believe particularly fit our own internal capabilities while leveraging our global platform.

LEADERSHIP
Viatris is advancing sustainable operations and innovative solutions to improve patient health. Viatris is committed to providing steady leadership in a world that is constantly evolving. We take that commitment seriously and know that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. We know what it takes to reach more patients with more products, and believe that Viatris is uniquely positioned to make a difference through our:
•Powerful global operating platform, which combines what we believe to be best-in-class manufacturing and supply chain capabilities. We have designed our global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape. Viatris operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs on five different continents. Together with a global, flexible and diverse supply chain, our platform strives to mitigate risks of disruption and ensure supply reliability. Our efforts to build a responsive global network have helped us maintain a reliable supply of much needed medicines during the COVID-19 pandemic. We are committed to advancing responsible and sustainable operations and work diligently to minimize our environmental footprint across the Viatris network while safeguarding access to medicine. As discussed above, our API business (other than some selective development API capabilities) is one of the assets we intend to divest.

•Robust global technical resources, including thousands of scientists, regulatory experts and medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.
•Strong global commercial team, including sales team members and marketing professionals whose goal is to ensure that products are shipped to customers around the globe.
•Diverse and differentiated global portfolio includes products in more than 10 major therapeutic areas, including both infectious diseases and NCDs and medicines that treat the top 10 of the WHO’s leading causes of death globally. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high-quality and affordable ARVs in more than 100 countries.
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
PARTNERSHIP
Leveraging our collective expertise to connect people to products and services. Partnerships and collaborations are critical, as are policies and strong healthcare systems that allow for healthy competitive environments. We have a strong history of partnering with other pharmaceutical companies, nonprofit organizations, government agencies, policymakers, trade associations and alliances, industry researchers and patient advocacy groups to promote sustainable access to treatment, build more resilient healthcare systems and drive these issues within our industry on global, regional and local levels. We hold leadership roles in several industry associations and actively engage with more than 100 groups worldwide to this end. Many of our collaborations focus on access to medicine; public awareness and disease screening; and healthcare professional education and support.

Our Global Healthcare Gateway® Built to Fuel Growth and Partnerships
Our Global Healthcare Gateway® is open for business. This was evidenced by the fact the Oyster Point and Famy Life Sciences acquisitions were sourced through the Global Healthcare Gateway®. Through our Global Healthcare Gateway®—a platform that allows partners to access our many established strengths to reach patients they may not have the resources to reach on their own—we connect more people with even more products and services. We are actively engaging with potential partners to help them accelerate possibilities of using their own healthcare assets to reach more patients by leveraging our unique global platform – our R&D, supply chain, manufacturing, regulatory, commercial and legal expertise. With the global platforms and infrastructure supporting our innovative Global Healthcare Gateway®, we are enhancing our capital allocation approach to business development, and our organic and inorganic R&D investments through a focused governance structure to ensure the highest level of strategic decision-making.

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
Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic compounds and respiratory products, among other complex products. Refer to Note 19 Licensing and Other Partner Agreements included in Part II. Item 8 of this Form 10-K for more information.

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
The manufacturing of APIs and finished dosage forms is currently performed by a combination of internal and external manufacturing operations. Internally, many of the products we produce are currently vertically integrated; meaning we manufacture both the APIs and finished dosage forms related to those products. Occasionally, however, resources we need are available from only a single supplier. As a result, we supplement our production footprint through arrangements with other manufacturers. However, as discussed above, our API business is one of the assets we intend to divest as we continue to move up the value chain and focus on more complex and innovative products to build a more durable, higher-margin portfolio. We expect to retain some selective development API capabilities and to continue to have access to adequate API supplies through our arrangements with other manufacturers.
The Company’s significant manufacturing, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, India, Australia, China, and certain E.U. countries, including Ireland. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
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
We are committed to advancing sustainable operations and innovative solutions to improve patient health. This means we focus on responsible conduct and have global policies and procedures to support our work. Environmental and human health are interconnected, a relationship underscored by climate change and water stress. We work systematically and diligently to minimize our environmental footprint while seeking to safeguard stable access to medicine. In 2022, we launched Viatris’ initial sustainability goals in the areas of access to medicine and health; diversity, equity & inclusion; and the environment: climate change, water risk assessments and waste management. Our near-term science-based emissions reduction targets for scope 1, 2 and 3 have been validated and approved by the Science Based Target initiative (SBTi). The SBTi classified Viatris' scope 1 and 2 target ambition and has determined that it is in line with a 1.5°C trajectory, a worldwide goal of limiting global warming. During 2022, we also completed a climate scenario analysis to help us identify and manage risk and opportunities regarding climate impacts. While it is very hard to predict accurately the future costs associated with compliance with environmental laws, this is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Customers and Marketing
Our customers include retail and pharmacy establishments, wholesalers and distributors, payers, insurers and governments, and institutions such as hospitals; among others. See “Channel Types” below for more information about our customers.

The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2022, 2021 and 2020.

	Percentage of Consolidated Net Sales
	2022	2021	2020
McKesson Corporation	11%	9%	13%
AmerisourceBergen Corporation	10%	9%	10%
Cardinal Health, Inc.	5%	5%	8%
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
As the Company looks to the future, its goal is to leverage its proven scientific capabilities to create a durable and higher-margin portfolio of products. Viatris intends to continue building the pipeline and focusing on products with greater complexity while also investing in the lifecycle management of certain key products in our current portfolio. The Company also expects to expand further beyond its current scope into more innovative products, including NCEs and global 505(b)(2)s. While Viatris intends to maintain its broad range of therapeutic areas, it has identified three core, global therapeutic areas – ophthalmology, gastrointestinal, dermatology — that it believes particularly fit its internal capabilities while leveraging its global platform. The Company is further enhancing its commercial and scientific capabilities as needed for this future portfolio and intends to increase its R&D investment as well as inorganically grow via business development through its Global Healthcare Gateway®.

Viatris currently markets prescription brand drugs, generic drugs, complex generic drugs, and APIs.
Brand drugs typically are prescription pharmaceuticals that are sufficiently novel as to be protected by patents or other forms of exclusivity. As such, these drugs, which bear trade names, may be produced and sold only by those owning the rights, subject to certain challenges that other companies may make. Developing new medicines can take years and significant investment. Only a few promising therapies ever enter clinical trials. Fewer still are approved for sale by health authorities, at which point marketing to healthcare providers and consumers begins. Because patents and exclusivities last many years, they serve as an incentive to developers. During the periods protected, developers often recoup their investments and earn a profit. In many high-income countries, the brand business often is characterized by higher margins on lower volumes - especially as compared with generic manufacturers. Viatris has numerous branded drugs, including iconic brands, as well as several global key brands to help patients manage their health. Brand drugs include branded generics which are off-patent products that are sold under an approved proprietary name for marketing purposes. Brand products often become branded generics once patent protections or other forms of exclusivity expire. Branded generic products are common in many countries outside the U.S., including emerging markets. Brand and branded generic products are more sensitive to promotion than are unbranded generic products. They therefore represent the primary focus of most of our sales representatives and product-level marketing activity. Our OTC products, which are sold directly to consumers without a prescription and without reimbursement, are generally sold under a brand name. As discussed above, our OTC business is one of the assets we intend to divest.
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
Complex generic drugs are generic medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including our Wixela Inhub®, the first generic of ADVAIR DISKUS® and glatiramer acetate injection, a generic version of Copaxone®, for example.
While we will continue to diligently pursue important generics opportunities, we will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. We believe complex products categories are critical to patient health and are growing at a rapid pace.

APIs are responsible for the therapeutic effects of medicines. We are one of the world’s largest producers of APIs, providing them to customers in more than 100 countries. We are the leading producer of API used in generic ARVs, which treat HIV/AIDS. We also produce API for products in the following areas: antibacterial; central nervous system agents; antihistamines/antiasthmatics; cardiovascular, antivirals; antidiabetics; antifungals; and proton pump inhibitors. Our APIs are sold through a dedicated sales and marketing team primarily to pharmaceutical companies throughout the world. As discussed above, our API business is one of the assets we intend to divest. We expect to retain some selective development API capabilities and to continue to have access to adequate API supplies through our arrangements with other manufacturers. Viatris invests significant sums in R&D and in manufacturing capacity.

We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities, which is described further in Note 20 included in Part II. Item 8 of this Form 10-K.

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
In prescription markets, physicians decide which medicines patients will take. Pharmacies then dispense the products as directed. Drug companies employ sales forces to educate doctors about the clinical benefits of their products. Representatives call on individual doctors or group practices; the process is known as detailing. Examples of countries served by Viatris that are mainly prescription markets are the U.S. brand business, Japan, China, Turkey, Poland and Mexico.
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
In the case of OTC products, consumers are the decision-makers. OTC products are commonly sold via retail channels, such as pharmacies, drugstores and supermarkets. This makes their sale and marketing comparable to other retail businesses, with broad advertising and trade-channel promotion. Consumers often are loyal to well-known OTC brands. For this reason, suppliers of OTC products, Viatris included, must invest the time and resources needed to build strong OTC brand names. As disclosed previously, the OTC business is no longer considered core to our future strategy, and we plan to divest it.

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
Business Segments
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics, including biosimilars prior to the Biocon Biologics Transaction, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.
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
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Influvac®, Wixela Inhub®, EpiPen® Auto-Injector, Fraxiparine®, and Yupelri®.

New product launches are an important growth driver. Important recent launches include SEMGLEE®, cyclosporine ophthalmic emulsion, and lenalidomide in the U.S.
While our U.S. customer base is extensive, it increasingly comprises a small number of very large firms as the pharmaceutical industry has undergone and continues to undergo tremendous change and consolidation. We believe Viatris is well positioned to serve such customers in the Developed Markets due to the scale we have built in terms of R&D, manufacturing, and portfolio breadth.
Greater China
The Greater China segment includes our operations in mainland China, Taiwan and Hong Kong. Since the closing of the Combination, the Viatris Greater China portfolio is predominantly branded LOE products.
In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its fourth year and includes more than 290 molecules. All major Viatris brands are included in the VBP molecule lists. We have re-balanced our business to expand our focus on the retail pharmacy and e-commerce channels while maintaining our presence in the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in hospital channel due to VBP. Additional pricing and volume pressure for pharmaceutical products sold in the hospital channels is expected to continue during 2023 and could negatively impact our results of operations. For additional information, see “Risk Factors - We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.”
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

Refer to Note 16 Segment Information included in Part II. Item 8 of this Form 10-K for more information about our segments.
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

The lengthy process of developing products and obtaining required approvals and the continuing need for post-approval compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review and inspection, which can lead to the discovery of previously unknown attributes of the products or the manufacturing or quality control procedures used in their production, which may impact the marketing of the products or result in restrictions on their manufacture, sale or use or in their withdrawal from the market.
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
Research and Development
Our R&D organization, which includes developers and regulatory and clinical experts, work collaboratively across our different R&D centers around the world, which include technology-focused development sites and global R&D centers.

Our research, development and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of our categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio with a focus on development activities. Our product pipeline includes a variety of dosage forms, including oral solid dosage forms, transdermals, injectables, inhalation, and other delivery systems. While committed to generics and specialty products, over the last several years, a greater portion of our investments has been focused on complex or difficult-to-formulate products, such as biosimilars and modified release injectables, rather than on commodity products, such as conventional oral solid dosage forms. For example, we are working on a number of programs including the potential to be first to market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Sandostin® LAR Depot, Venofer® and Wegovy™. We are also working with our partners on novel and/or complex products such as our biosimilar to BOTOX® (onabotulinumtoxinA) and Glatiramer Acetate Depot, a long-acting injection version of the approved glatiramer acetate. As previously mentioned, to facilitate our future growth, we expect to expand our current scope of development into more innovative products, including NCEs and global 505(b)(2) products with a particular focus on three therapeutic areas: ophthalmology, gastrointestinal and dermatology and intend to increase our R&D investment as well as inorganically grow via business development through our Global Healthcare Gateway®.

Intellectual Property
We consider the protection of our intellectual property rights to be extremely valuable, and we act to protect them from infringement by third parties.
We have an extensive trademark portfolio totaling more than 35,000 trademarks filed globally and routinely apply to register key brand-name, generic, branded generic, and trade names in numerous countries around the world. Our registered trademarks are renewable indefinitely, and these registrations are properly maintained in accordance with the laws of the countries in which they are registered.
We also have an extensive patent portfolio and actively file for patent protection in various countries to protect our brand-name, generic, branded generic, and OTC products, including processes for making and using them. We have more than 3,100 patents filed globally. For additional information, see Part I. Item 1A “Risk Factors - We rely on the effectiveness of our patents, confidentiality agreements and other measures to protect our intellectual property rights” of this Form 10-K.
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
Human Capital
Our people, our culture
Our approximately 37,000 diverse colleagues are fueled by a shared passion, purpose, and genuine care for the patients we serve.
To us, that means empowering patients worldwide to live healthier at every stage of life. It also means empowering our colleagues to be the best they can be every day. This is our mindset as we build our performance-driven, highly engaging and inclusive culture: “The Viatris Way”. Since the launch of Viatris in November 2020, the Company believes it has taken great strides to create an employee experience and culture where colleagues are encouraged to reach their full potential. We have had several accomplishments that lay the foundation for the kind of company we want to be, including:

•Being recognized on the Forbes® 2022 World’s Best Employers list for the second year in a row, inclusion on lists such as Fortune's Change the World, Newsweek's America's Most Responsible Companies, Capital Magazine's Best Employers in France, a Great Place to Work® certification in India, HR Asia's Best Companies to Work for in Asia (Taiwan), and Top Employers Institute’s certification as one of the 101 top employers in China;
•In 2022, we conducted our first-ever Viatris Voice Survey with approximately 89% of our employees from around the world sharing their perspectives on: Engagement; Diversity, Equity & Inclusion (“DE&I”); Health & Well-Being; and Transformation & Change. The survey also marked a milestone in our commitment to creating our culture The Viatris Way: one that is performance-driven, highly engaging, and inclusive; and
•Diverse perspectives drive innovation and our ability to make a difference in the world. We continue to progress on our commitment to DE&I aiming to engage at least 90% of all colleagues globally in DE&I foundational learning in 2023, and by forming our inaugural Employee Resource Groups (“ERGs”). We have four forming ERGs including: EmpoWer advocating for an ecosystem that empowers women to reach their full potential; VIVID supporting LGBTQ+ employees and allies; Black colleagues; and, Caregivers.

Talent, learning and development
Supporting our colleagues in their learning and development can make a difference in the lives of our patients around the world. We provide the tools and resources to help colleagues achieve their performance and development goals. We are committed to continuously anticipating, developing and acquiring new capabilities. We have an extensive learning and development portfolio of resources and programs and we are introducing new focused development programs and resources via our new Viatris Development Principles: Develop, Invest, Diversify, Innovate, Build and Achieve.
Diversity, equity and inclusion
Understanding and embracing what makes individuals unique is essential to Viatris’ mission. The diversity we foster within our teams can be one of our greatest strengths in redefining healthcare not as it is, but as it should be. In 2022, we established initial goals in DE&I in the areas of foundational learning, and increasing diversity in management for women,

Black and Hispanic/LatinX employees. We look forward to reporting out on our actions and progress going forward in our annual Sustainability Report.

Viatris strives to create a positive, productive work environment where integrity, dignity and mutual respect for all are valued. We are an equal opportunity employer and discrimination and harassment are strictly prohibited. Together, we are building a highly inclusive organization and our goal is to provide a safe, supportive community where employees feel they belong and can use their unique experiences, perspectives and skills to make a difference in the lives of others. Our ERGs bring colleagues together to listen and learn from each other and raise awareness to change our company and communities for the better, and our Viatris Voice Survey demonstrates positive results in colleague sentiment for engagement and DE&I in addition to other areas of strength.

Health and Safety
We cultivate a culture of health and safety throughout our global workforce by ensuring that our colleagues and contractors are made aware of issues relevant to their work and providing them with the personal protective equipment and knowledge required to perform their jobs safely. Further, we work to ensure that our systems and processes are designed to identify and reduce health and safety risks or impacts on the communities in which we operate.

Employee well-being and safety
Viatris is also committed to providing a safe and healthy workplace for our employees, contractors and visitors. In addressing the COVID-19 pandemic and helping meet urgent global health needs, tens of thousands of dedicated Viatris employees across the world have worked to help ensure a stable supply of much needed treatments.

Because protecting the health and safety of our workforce remains paramount, we continue to align with government directives and the advice of relevant international, national and local health authorities at every Viatris facility around the world. Many of our colleagues are working in manufacturing facilities, where we have continued to take extra precautions to protect our site personnel and operations. In 2021, we issued principles in support of hybrid-remote work to guide the development of local policies where possible. We offer a wide range of benefits and programs that are locally customized to meet the unique needs of employees, and regularly offer advice and support to our employees including providing resources that support well-being for our colleagues around the world.

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
Our risk factors are organized into five categories: Strategic, Operational, Compliance, Finance and General.

Summary

Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in Part I, Item 1A.

•Strategic Risks
◦We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives, including divestitures, acquisitions or other potential transactions.
◦The integration of acquired businesses, as well as our global restructuring program have presented and may in the future present significant challenges.
◦There are risks and uncertainties associated with the sale of our biosimilars business, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.
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
•Operational Risks
◦Current and changing economic conditions, including inflation, may adversely affect our industry, business, partners and suppliers.
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
•Finance Risks
◦There can be no guarantee that we will continue to pay dividends or repurchase shares under our stock buyback program.

◦We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
◦Currency fluctuations and changes in exchange rates have impacted and could continue to adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. We have significant indebtedness, which could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
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
◦Viatris has suffered and in the future could suffer additional losses due to impairment charges.

Strategic Risks

We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives, including divestitures, acquisitions or other potential transactions.

Viatris has announced various strategic initiatives, transactions and business arrangements, including our two-phased strategic vision. In Phase 1 of this strategy, we have been focused on reducing debt, maintaining an investment grade credit rating and returning capital to shareholders. In preparation for the second phase, the Company has completed certain transactions, including the Biocon Biologics Transaction, and has announced plans for certain other strategic actions, such as its intent to divest certain businesses no longer considered to be core to its future strategy, including OTC, women’s health care (primarily related to our oral and injectable contraceptives), API (while retaining some selective API capabilities) and Upjohn Distributor Markets. The Company anticipates a period of renewed growth and leadership in this second phase as it intends to move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio.

Implementing these and other strategic initiatives has included and may in the future include divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures, product rationalization and other investments. These transactions and arrangements have been and may in the future be material both from a strategic and financial perspective. These initiatives, whether we are able to complete them or not, have been and may continue to be complex, time-consuming or expensive, may divert managements’ attention, and expose us to operational ineffectiveness. We may miscalculate the risks associated with our strategic initiatives at the time they are made or not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the potential of R&D pipelines, manufacturing issues, compliance issues, or the outcome of ongoing legal and other proceedings. More complex products are more difficult, costly and time-consuming to develop, receive regulatory approval for and bring to market. There can be no assurance that we will be able to achieve all of our intended goals or outlooks with respect to such strategies within the anticipated timeframes or at all, fully realize the expected benefits of any such transactions or arrangements, or successfully manage base business erosion or grow in future periods.

Divestitures, product rationalizations or asset sales have resulted and could continue to result in asset impairments or decreased revenues and cash flows, or reduce the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating underperforming or non-core assets, which could negatively impact our ongoing operations, future earnings and future goals and outlooks. Certain divestitures also have resulted and may in the future result in continued financial exposure to the divested assets or businesses, such as through guarantees, or other financial arrangements, continued supply and services arrangements, continued provision of corporate functions to the divested business, stranded costs, or potential litigation. In addition, we may not be able to obtain the required regulatory approvals for a planned divestiture, or may be unable to dispose of businesses that we intend to divest on satisfactory or commercially reasonable terms or within our anticipated timeline, in part because of competition from other companies in pursuing similar transactions in the pharmaceutical industry. We may also not be able to realize the anticipated benefits from such transactions, such as realizing the anticipated proceeds, deploying the proceeds to pay down our outstanding indebtedness and/or fund other important initiatives, and maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business.

We have also entered into strategic alliances with partners, including through our Global Healthcare Gateway®, to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We have entered into and may in the future enter into agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. We commit substantial effort, funds and other resources to these various alliances and collaborations. There is a risk that the investments made by us in these alliances and collaborative arrangements will not generate financial returns. While we believe our relationships with our partners generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the obligations.

The overall execution of our strategic initiatives may result in material unanticipated problems, expenses, liabilities, competitive responses, operational inefficiencies, adverse tax consequences, impairment or restructuring charges, loss of customer relationships, difficulty attracting and retaining qualified employees, and diversion of management’s and/or employee’s attention, among other potential adverse consequences. In addition, we may have to terminate a strategic alliance, agreement or arrangement, or our partners may be unable to fulfill their collaboration.

Any of the risks described above could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

The integration of acquired businesses, as well as our global restructuring program, have presented and may in the future present significant challenges.

The combination of two or more independent businesses, including, for example, the Combination and our recent acquisitions of Oyster Point and Famy Life Sciences, is a complex, costly and time-consuming process and there is a significant degree of difficulty inherent in the integration process. These difficulties may include:

•diversion of management’s attention from the ongoing operations of Viatris to integration and restructuring matters;
•the challenge of integrating the employees and business cultures;
•retaining existing customers and suppliers, or obtaining new customers and suppliers;
•risks associated with managing a larger and more complex company;
•loss of institutional knowledge;
•the challenge and cost of integrating manufacturing, logistics, information technology, communications and other systems;
•the potential difficulty retaining key personnel and other employees;
•challenges in reducing reliance on transition services, including difficulties in hiring employees or finding suitable replacements, prior to the expiration of any period in which such services are provided; and
•reducing costs associated with transition services, including managing the amount for replacement costs.

Viatris has also undertaken a significant global restructuring program in order to achieve specified synergies and ensure the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. The process of integrating operations and implementing restructuring initiatives could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses. These integration and restructuring processes are ongoing and members of Viatris’ senior management are required to devote considerable amounts of time to these processes, which could decrease the time they have to manage and service Viatris’ businesses, and develop new products or strategies. Even if the integration and global restructuring program are successful, we may not achieve anticipated synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all.

Any quantification of synergies expected to result from a transaction or restructuring activities is based on significant estimates and assumptions that are subjective in nature and inherently uncertain. Realization of any benefits and synergies from acquired businesses or our global restructuring program could be affected by a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments, and the other risks described in these risk factors. In addition, our ability to achieve our synergy targets depends in large part on the successful implementation of the initiatives under our global restructuring program, which may not achieve their intended goals. The amount of synergies actually realized, if any, and the time periods in which any such synergies are realized, could differ materially from our current expectations and estimates. In addition, if key personnel and other employees depart because of issues relating to the uncertainty and difficulty of integration or restructuring activities, Viatris may not realize the anticipated benefits of these activities. If integration activities or our global restructuring program are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

There are risks and uncertainties associated with the sale of our biosimilars business, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.

In connection with the closing of the transaction with Biocon Biologics, we entered into a transition services agreement pursuant to which we will provide services to Biocon Biologics, including commercialization services substantially the same as we historically provided to our biosimilar business. Our obligations under the transition services agreement may result in additional expenses that are borne by us during and after the exit from the transition services agreement, may create stranded costs, or may divert our focus and resources that would otherwise be invested into maintaining or growing our retained business. If Biocon Biologics is not prepared to operate the business independently at the end of the negotiated transition period, we may need to provide transition services for a longer than anticipated period of time, which would increase these risks. Furthermore, a significant portion of the consideration that we received in the Biocon Biologics Transaction is in the form of equity in Biocon Biologics, which is currently a privately held Indian company. Although we have negotiated certain “downside” protection regarding the value of that equity in the Biocon Agreement and related documents, such protection does not guarantee any particular liquidity event or our ability to monetize our equity and, even if we are able to successfully liquidate our equity, the downside protection may be inadequate to guarantee a minimum return that we or investors expect. In addition, we believe the success of the Biocon Biologics business will be highly dependent upon the successful transition of the business to Biocon Biologics, including no major disruption in services provided under the transition services agreement. If this transition is not successful, it would have a significant impact on the value of the equity we will own in Biocon Biologics and could negatively impact our business or financial condition. Because our former biosimilars business was commingled with Viatris’ other businesses, the financial information for the biosimilars business is being carved-out of Viatris’ financial and other systems, and will impact the reporting of our results of operations, financial condition, and cash flows. This process increases the risk of errors in the presentation of our financial results in conformity with U.S. GAAP.

We have also agreed to indemnify Biocon Biologics and certain of its representatives against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the Biocon Agreement and related documents. Any event that results in a right for Biocon Biologics to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations.

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

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), VBP, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products. In addition, rising rates of inflation have increase and may continue to increase pressure on governments, insurers and other payors to implement additional cost containment measures.

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

In China, pricing pressures have increased in recent years, and the Chinese government has also increased its focus on patient access and reimbursement for pharmaceutical medicines. For example, in 2013, China began to implement a QCE process for post-LOE products to improve the quality of domestically manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug).In addition, since 2018, China's National Healthcare Security Administration, in conjunction with relevant departments, has been promoting a centralized VBP policy for drugs, which has become standard practice and subjects many drugs to a competitive bidding process. Molecules subject to the VBP bidding process have seen significant price cuts, with some bidders reducing the price of their products by as much as 96% as they attempt to secure volumes on the Chinese pharmaceutical market. We expect pricing pressures on our products included in the VBP bidding process to continue to increase as a result of this policy. We have failed, and may continue to fail, to win bids due to various factors, including uncompetitive bidding prices. In addition, the URP policy will cap reimbursement of molecules at their VBP tender winning price. URP will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and is expected to negatively impact our results of operations.

Demand for our products also depends in part on the extent to which reimbursements are available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. These trends and other trends toward managed healthcare, the vertical consolidation among insurers, PBMs and pharmacies, and legislative healthcare reform create significant uncertainties regarding the future levels of payment, price or reimbursement for pharmaceutical products. Further, any payment, price or reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Changes to Medicare and/or state Medicaid programs, or changes required in the way in which Medicare payment rates are set, the design of the Medicare Part D and Part B benefits, and/or the way Medicare or Medicaid rebates are calculated, could adversely affect the payment we receive for our products. In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.
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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Some states have also signed into law programs that compel manufacturers to provide certain medicines at free or reduced costs to certain patients, and additional states are exploring such programs. Although we expect to see continued focus in regulating pricing, we cannot predict what, if any, additional legislative or regulatory developments may transpire at the state or country level, or what the ultimate impact may be.
In the U.S., certain of these pressures are further compounded by increasing consolidation among wholesalers, retailer drug chains, PBMs, private insurers, managed care organizations and other private payors, which can increase their negotiating power. Please also refer to “A significant portion of our revenues is derived from sales to a limited number of customers.”
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
In 2022, President Biden signed into law the Inflation Reduction Act, which includes numerous Medicare reforms that will affect reimbursement for certain pharmaceuticals covered by Medicare and modify the Part D and Part B program structure, including shifting the liability for certain prescription drug costs shared between Medicare, pharmaceutical manufacturers, and Part D plans. These reforms include government price negotiation for certain high-spend, single-source Medicare drugs, out-of-pocket caps for Medicare beneficiaries using insulin products, and the application of inflation-based rebates for certain Medicare drugs.
We are unable to predict the future course of federal or state healthcare legislation or reform or the outcome of challenges to such laws or reforms once passed. Significant additional reforms to the U.S. healthcare system, including changes to the ACA, Medicare and Medicaid, or changes to other laws or regulatory frameworks in other markets in which we operate, that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

We have significant operations globally, which exposes us to the risks inherent in conducting our business internationally.

Our operations extend to numerous countries globally and therefore are subject to the risks inherent in this geographic scope. These risks include, but are not limited to:
•the continued impact of the COVID-19 pandemic;
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
•sanctions and our interpretation of those sanctions, trade controls, supply chain and staffing challenges as a result of the ongoing conflict between Russia and Ukraine that have impacted and may continue to impact our ability to market or sell pharmaceuticals in either country or subject us to increased government scrutiny. In addition, a significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods;
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
•increased EU and U.S. scrutiny of overseas pharmaceutical manufacturing, including executive orders, agency rule making and policy proposals related to increasing domestic production of pharmaceutical products and API;
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
•inflation or hyperinflation in certain markets, including Turkey;
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
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we may, from time to time, sell assets that we determine are not critical to our strategy or execution, including our OTC, women’s health care and API businesses. These and other future events or decisions may also lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
The illegal distribution and sale by third parties of counterfeit or IP-infringing versions of our products or of diverted or stolen products could have a negative impact on our reputation and our business.

The pharmaceutical drug supply is vulnerable to illegal counterfeiting and the presence of counterfeit or IP-infringing products in a growing number of markets, including widespread sales over the internet.

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

The pharmaceutical industry is highly competitive. We face competition from other pharmaceutical manufacturers globally, some of whom are significantly larger than us and have stronger, more well-established reputations than us. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:
•proprietary processes or delivery systems;
•larger or more productive R&D and marketing staff;
•larger or more efficient production capabilities in a particular therapeutic area;
•more experience in preclinical testing and human clinical trials;
•more products;
•more experience in developing new drugs; or
•greater financial resources.

We also face increasing competition from lower-cost generic products and other branded products, including our ARV products. Many of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products may decline or stop growing over time, and may decline faster than has been projected. For example, Perforomist® lost exclusivity and experienced generic competition in June 2021, the compound patent for Celebrex in Japan expired in November 2019 with generics entering the market in June 2020, and Lyrica’s pediatric exclusivity in the United States expired in June 2019 and patent exclusivity expired in Japan in July 2022. In addition, several companies have filed ANDAs seeking regulatory approval in the United States to market a generic version of our Yupelri product prior to the expiration of certain patents. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.

Generic competitors are also becoming more aggressive in terms of pricing in many of the regions in which Viatris operates. In China, for example, we face strong competition from certain generic manufacturers, which have resulted and may in the future result in price cuts and volume loss on some of Viatris’ branded products. In many emerging markets, we face increased competition and contracting markets for certain of our ARV products, primarily related to competing therapies. We also face competition in the United States, the EU and other mature markets that have a robust generics market and favorable regulatory conditions for generics. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our branded sales.

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
Other related factors that could affect our business include:
•Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or better performance features than ours;

•PBMs and other pharmaceutical manufacturers may utilize contracting strategies that could decrease utilization of or otherwise negatively impact our products;
•Vertical integration of pharmacies and large purchasing organizations or consolidation among distribution outlets; and
•Our sales have suffered and may suffer in the future as a result of changes in consumer demand for our products, including those related to fluctuations in consumer buying patterns tied to seasonality or other factors, willingness of customers to switch among products of different pharmaceutical manufacturers, importation by consumers or the introduction of new products by competitors.

The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
A relatively small group of products may represent a significant portion of our revenues, net sales, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For the years ended December 31, 2022 and 2021, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 33%, respectively, of the Company’s net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.
Operational Risks

Current and changing economic conditions, including inflation, may adversely affect our industry, business, partners and suppliers.

The global economy continues to experience significant volatility, and the economic environment may become less favorable. For example, if the U.S. government defaults on its debt, or the U.S. Treasury takes measures to avoid such a default, or if there is an assumption that such an event may occur, this could have a negative impact on general economic conditions, including the liquidity of and access to the capital markets. A sovereign debt default, economic volatility, governmental financial restructuring efforts and evolving deficit and spending reduction programs could negatively impact the global economy and the pharmaceutical industry. This has led, or could lead, to reduced consumer and customer spending, reduced or eliminated governmental or third-party payor coverage or reimbursement or reduced spending on healthcare, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, patients and customers reduce spending or purchases, or if governments or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals or impose price or other controls adversely impacting the price or availability of pharmaceuticals (whether for generics, branded products or both). Reduced consumer and customer spending, reduced government or third-party payor coverage or reimbursement, or new government controls, may drive us and our competitors to decrease prices, may reduce the ability of customers to pay, or may result in reduced demand for our products.

In addition, accelerating rates of inflation are expected to continue in the near future and have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, regulatory restrictions and the pricing dynamics of our products generally make it difficult to pass on such costs to customers. Inflation has resulted and may continue to result in higher interest rates and increased costs of capital. In particular, during 2022, the global economy has been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility. As a result, central banks have and continue to tighten their monetary policies and increase interest rates. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus the other currencies in which we operate, negatively impacted our results of operations. While inflationary and other macroeconomic pressures may ease, we continue to experience higher costs and we expect that this will likely continue throughout 2023, thereby negatively impacting our results of operations.

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

We are subject globally to various laws and regulations concerning, among other things, the environment, climate change, water, waste, chemicals and employee health and safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials and wastes, including the discharge of regulated materials and emissions into the environment. We are also subject to related permitting, record-keeping, reporting and registration requirements. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws, regulations and permits and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If environmental discharge occurs, or if we discover contamination caused by third parties, including by prior owners and operators of properties we acquire or lease, or by neighboring properties or other offsite sources, we could be liable for cleanup or remediation obligations, damages and fines or have relevant permits, authorizations or registrations modified or revoked, regardless of our responsibility for such contamination. In addition, any non-compliance with environmental and occupational health and safety laws and regulations and permits, or emissions into the environment, whether actual or perceived, may result in significant reputational damage. The substantial unexpected costs we may incur could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. Environmental and occupational health and safety laws and regulations are also complex and subject to change, and our related capital expenditures and costs for compliance may increase substantially in the future as a result of such changes, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended or we may lose the ability to purchase or use certain materials, or face restrictions on the amounts of materials we may use or purchase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes and Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry. We believe that Viatris’ strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are currently aligned with the Chinese government’s policies, but they may in the future diverge, requiring a change in such strategies. For example, in order to comply with foreign ownership restrictions and meet regulatory licensing, and cybersecurity requirements, we conduct some of our business in China through variable interest entities. Although we believe these structures and activities related to our VIEs comply with existing laws and regulations in China, they involve unique risks and uncertainties, including that China may from time to time consider and implement additional changes in their legislative, regulatory, licensing, or other requirements that could subject us to penalties and impact these structures and activities. Any such change may result in increased compliance costs to us or cause delays in or prevent the successful research, development, manufacturing or commercialization of our products in China, result in the loss of required licenses and permits or the suspension or termination of Viatris’ activities in China.

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
Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, from time to time we or our partners receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, the FDA issued warning letters relating to valsartan API and nitrosamine impurities to our API manufacturer Mylan Laboratories Limited Unit 8 in 2019. We provided thorough responses to the FDA regarding the issues identified and remediation is ongoing. We and our partners have in the past and may in the future receive similar observations and correspondence. If we are unable to resolve these observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.
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

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet fully developed as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As Viatris focuses more on complex products, the development and commercialization process requires substantial time, effort and financial resources. We, or a partner, may not be successful in developing or commercializing such products on a timely basis, or at all, and such products may be less likely or take longer to receive regulatory approval, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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
In the EU and other countries and regions, there is no exclusivity period for the first generic product. The European Commission or national regulatory agencies may grant marketing authorizations to any number of generics.
If we are unable to navigate our products through the approval process in a timely manner, there could be an adverse effect on our product introduction plans, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. Typically, expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we continue to move up the value chain and develop new and/or more complex products, our related expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, R&D and IPR&D expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.
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

Public health outbreaks, epidemics and pandemics, including the COVID-19 pandemic, have had and could continue to have a material adverse effect on our business, including our workforce, suppliers, vendors, business partners, distribution channels, customers and patients. Both the outbreak, and continued spread of COVID-19 and actions to slow its spread have created and continue to create significant uncertainty, economic volatility and disruption, supply chain disruption, and increased unemployment, which have impacted and may continue to impact our business operations and workforce. In addition, recovery from the pandemic may not proceed as anticipated, and may have unpredictable impacts on demand for our products, our workforce and our business operations. All of these factors could have a material adverse impact on our workforce, business operations, financial condition, results of operations, cash flows and/or stock price and may impact our ability to pay dividends.

COVID-19 and related responsive measures have also made, and may continue to make, it difficult for us, our partners or suppliers to source and manufacture products in, and to export our products from, certain affected areas. If there is an increase in reported illnesses or quarantining at any of our or our partners’ facilities, including critical manufacturing sites, it is possible that such facilities may need to close for an extended period of time. In addition, we have faced, and may continue to face, delays or difficulty sourcing certain products or raw materials, including APIs. Even if we are able to find alternate sources for such products or raw materials, they may cost more. In addition, we have experienced and may continue to experience increased shipping and freight costs, as well as delays in shipping. These factors have materially adversely affected and could continue to materially adversely affect our ability to produce, ship, and supply products, which could negatively impact our customer relationships, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price, or result in negative publicity and reputational harm.

Health regulatory agencies globally have in the past, with respect to the COVID-19 pandemic, and may in the future also experience disruptions in their operations and greater regulatory uncertainty as a result of public health outbreaks. The FDA and comparable foreign regulatory agencies have experienced and may in the future experience slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, approval of new products and other timelines important to our business may be materially impacted, which could delay our new product launches and have a material adverse effect on our business. In addition, as a result of changes in the provision of healthcare, we have experienced, and could continue to experience, unpredictable fluctuations in demand for certain of our products.

The continuing impact of the COVID-19 pandemic could lead to our customers or suppliers having liquidity problems that could negatively impact our ability to collect cash on our receivables and/or negatively impact our ability to get inventory and materials. If there are further disruptions or turmoil in the financial markets or customer or supplier liquidity issues, or if rating agencies lower our credit ratings, it could adversely affect our ability to access the debt markets, our cost of funds, and other terms for new debt, which could negatively impact our results of operations and financial position.
The extent to which the COVID-19 pandemic or other public health outbreaks will continue to impact us depends on numerous evolving factors and future developments that we are not currently able to predict and may also exacerbate other risks discussed in these risk factors, any of which could have a material adverse effect on us, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

Viatris’ sales and marketing efforts are anchored by promoting its products to physicians, pharmacists, eye care professionals, clinics and hospitals. Therefore, Viatris’ sales and marketing force, whether in-house sales representatives or third-party commercial partners, must possess a relatively high level of technical knowledge, up-to-date understanding of industry trends and expertise in the relevant therapeutic areas and products, as well as promotion and communication skills. Marketing, advertising and promotions may be expensive and may not achieve their intended benefits. If Viatris is unable to effectively train its in-house sales representatives and third-party commercial partners or monitor and evaluate their marketing performances, our sales and marketing may be less successful than desired. In addition, fewer in-person sales and marketing efforts, or other similar limitations, may result in less successful sales and marketing activities.
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

A significant portion of our revenues is derived from sales to a limited number of customers. For the years ended December 31, 2022 and 2021, Viatris’ top three customers in terms of net sales, in the aggregate, represented approximately 26% and 23%, respectively, of the Company’s consolidated total net sales. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.

In addition, a significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation has resulted in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. We expect this trend of increased pricing pressures to continue. Additionally, the emergence of large buying groups representing retail and wholesale pharmacies and the prevalence and influence of managed care organizations and similar institutions increases the negotiating power of these groups, enabling them to attempt to extract price discounts, rebates, and other restrictive pricing terms on our products. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.

A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. A significant disruption at any such facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. The adverse effects of any of these events could be exacerbated as a result of our previously announced global restructuring program, which includes the closing, downsizing or divesting of a number of facilities globally. If we or our third-party suppliers’ face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities may be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing delays as the result of an outbreak of disease, epidemic or pandemic, such as the COVID-19 pandemic, in or near any of our facilities. Such shortages, delays or shutdowns have led and could continue to lead to significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”
We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, including as a result of global supply chain disruptions and rates of inflation. In certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. We have announced our intention to divest our API business during 2023, which may make us more vulnerable to API supply shortages and price volatility. In addition, quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. For example, the EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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

Given the size, complexity and global reach of our business, it is important that we attract, motivate and retain qualified management and other key employees in order to develop and commercialize new products, manage our business, and compete effectively. Our ability to do so also depends in part on how well we maintain a strong, diverse and inclusive workplace culture that is attractive to employees. Competition for qualified personnel in the pharmaceutical industry is intense. Current or prospective Viatris employees may have changing expectations around workplace flexibility, and a failure to meet these evolving expectations may result in reduced ability to attract and retain talent. In addition, current or prospective Viatris employees may experience uncertainty about their future roles at the Company as a result of our strategic initiatives, acquisitions, integration activities or restructuring program. As a result, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory, information security/privacy, or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations. Additionally, while we work to ensure that we have effective plans in place for management succession throughout the organization, any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition provisions, it may have a material adverse impact on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Compliance Risks

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties, or subject us to costly and time consuming government oversight. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees and third party agents regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties, reputational harm and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

Companies that produce branded pharmaceutical products and other patent holders routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market generic forms of their branded products, as well as other entities involved in the manufacture, supply, and other aspects relating to API and finished pharmaceutical products. These companies and other patent holders may allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant for a generic product as well as others who may be involved in some aspect of research, supply, production, distribution, testing, packaging or other processes. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we and/or our supplier(s) or partner(s) may need to cease manufacturing and other activities, including but not limited to selling in that jurisdiction. We may also need to pay damages, surrender or withdraw the product, or destroy existing stock in that jurisdiction.

There also may be situations where we use our business judgment and decide to market and sell products directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) and other third-party rights have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, a reasonable royalty on sales, damages measured by the profits lost by the patent holder, or by profits earned by the infringer. If there is a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by up to three times. An adverse decision in a case such as this, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could result in substantial penalties, and/or have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. There can be no assurance that our submissions will not be found by Centers for Medicare & Medicaid Services or the VA to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
Viatris is subject to investigations and extensive regulation by government agencies in the United States, China and other developed markets and emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on Viatris’ ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations. With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. Additionally, some state legislatures have and the U.S. federal government or additional state legislatures could, enact legislation to limit patent settlements between pharmaceutical companies and deem such patent agreements as anticompetitive. These changes could impact our ability to launch generic products prior to the originator’s patent expiry.
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

Emerging developments in the U.S. legal landscape relative to the liability of pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages, including in connection with third party defense and indemnification demands. Moreover, although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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
Refer to Note 20 Litigation included in Part II, Item 8 in this Form 10-K for further discussion of certain proceedings and litigation matters.
We are increasingly dependent on IT and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our IT systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated IT systems and infrastructure to operate our business. The number of new vulnerabilities identified to these systems combined with the increased number of systems that reach end of life each year creates an opportunity for successful malicious attacks. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Evolving work conditions, including work from home protocols, may be less secure and have introduced operational risk, including increased cybersecurity risk. For example, groups and individuals have sought to exploit remote working environments to initiate hacking, phishing, and social engineering attempts and malware attacks.

We and our suppliers, partners, customers and vendors have in the past and will likely continue to experience attacks on and compromises of our systems. Although we do not believe such incidents have had a significant impact on us to date, there is no guarantee that a future incident will be detected and remediated in a timely manner, or that it would not have a material adverse impact on our business, reputation, financial conditions, cash flows or results of operations. Any security breach or other disruption to our or our vendors’ IT infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities. While we continue to invest in the monitoring, protection and resilience of our data security systems, there can be no assurances that our efforts will detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, attacks and/or breaches.

We outsource significant elements of our operations to third parties and provide IT and security services to some partners under transition services agreements. Some of these third parties are outside the U.S., including significant elements of our IT infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The overall increase in supply chain attacks on companies generally, and our interdependency on third party suppliers increases the potential for supply disruptions and service IT outages. In addition to our reliance upon third parties to provide IT and information security services, the market for such services continues to contract and converge, increasing both the challenges in identifying competent providers and the impact of a breach incident with any single vendor. In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult and costly to protect. While we have taken steps to identify and protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.

A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery, phishing or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Insurance may be insufficient or may not cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cyber-attack or other compromise of or interruption to our IT systems or confidential and other sensitive information. We also cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, for a security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim.

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
In the U.S., federal laws include HIPAA, which governs the use, disclosure, and security of protected health information by HIPAA covered entities and business associates. Several U.S. states have enacted or proposed broad data privacy laws and regulations governing the confidentiality, security, use and disclosure of personal information, which may impose greater restrictions than federal data privacy and security laws and regulations and provide transparency and privacy rights for their citizens. We may also be subject to other state data privacy and security breach notification laws, state health information privacy laws, and federal and state consumer protection laws such as the federal Controlling the Assault of Non-Solicited Pornography and Marketing (CAN-SPAM) Act, which impose requirements for the collection, use, disclosure, transmission and protection of personal information. Each of these laws are subject to varying interpretations by courts and regulatory or government agencies, creating complex compliance issues for us. If we, or the third-party vendors on which we rely, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties.
Outside of the U.S., the EU’s and U.K.’s GDPR and local implementing regulations impose significant compliance obligations on our organization. The GDPR contains data protection requirements in the EU and U.K. and imposes a framework of obligations and restrictions governing the collection, processing, and the transmission of personal information to jurisdictions outside of the EU and U.K. The GDPR affords individuals with a series of privacy rights related to the collection, processing, and transmission of their personal information. The GDPR imposes significant compliance obligations, including required processes and policies governing our collection, transmission, processing and use of individuals personal information. In addition, the GDPR includes significant penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other data protection laws and regulations, could require adaptation of our technologies or practices to satisfy local country data protection requirements and standards.
Other countries in which we operate have, or are developing, laws and regulations governing the collection, use, securing and transmission of personal information as well that may affect our business or require us to adapt our technologies or practices. If we, or the third-party vendors on which we rely, fail to comply with applicable laws and regulations we could be subject to fines, penalties or sanctions, including criminal penalties.

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
Increasing scrutiny and evolving expectations from customers, regulators, governments, investors, lenders, employees, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing expectations and scrutiny from customers, regulators, governments, investors, lenders, employees and other stakeholders related to their environmental, social and governance practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. New government regulations could also result in new or more stringent forms of environmental, social and governance oversight, including increased greenhouse gas limitations, and the expansion of mandatory and voluntary reporting, diligence, and disclosure regarding environmental, social and governance matters. Failure to adapt to or comply with government regulations, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to investors and capital, and our stock price, and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions related to environmental, social and governance matters.
.
In addition, a growing number of our customers, including certain government purchasers, have adopted, or may adopt, procurement policies that include social and environmental requirements, including, for example, requirements to monitor and conduct third party audits, or these customers may seek to include such provisions in their procurement contract terms and conditions. These social and environmental responsibility provisions and initiatives are subject to change, vary from jurisdiction to jurisdiction, and certain elements may be difficult and/or cost prohibitive for us to comply with given the inherent complexity of our external supply chain and the global scope of our operations. In certain circumstances, in order to meet the requirements or standards of our customers, we may be obligated to implement additional processes, modify our sourcing practices or make other operational choices which may require additional investments of time and resources, increase our costs or result in inefficiencies. Alternatively, we may be ineligible to participate in bids or tenders in certain markets, which may result in lost sales and revenues or decrease patient access to medicine.
In 2022, we launched Viatris’ initial sustainability goals in the areas of access; diversity, equity & inclusion; and the environment: climate change, water and waste. Achievement of these goals depends on our development and execution of various operational strategies relating to each discrete target. The development and execution of these strategies and achievements of our targets, including our near-term science based emissions reductions targets for scope 1, 2 and 3, are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our environmental, social and governance strategies and achieve our environmental, social and governance targets.

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

The effects of global climate change present risks to our business. Extreme weather, natural disasters, power outages, or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials, water supply, and other components required for the operation of our business, or result in the delay and/or disruption of our ability to deliver products. Such conditions could also result in physical damage to our or our partners’ products, plants and distribution centers, our ability to operate in certain areas, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Our programs to plan for and mitigate risk and build resilience to the impacts of climate change may not be successful, and the cost of implementing such programs may be significant. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, regulations intended to limit greenhouse gas emissions or water usage, such as carbon pricing, taxes on emissions, fuel and energy, or to mitigate the impacts of climate change may become more prevalent, which could increase our operating costs and the costs charged by suppliers. These events could have a material adverse effect on the way we operate our business, including the resiliency of our supply chain, our financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Finance Risks

There can be no guarantee that we will continue to pay dividends or repurchase shares under our stock buyback program.
Although Viatris currently intends to continue to pay quarterly dividends to its stockholders, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operations, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, although the Board of Directors has authorized a stock buyback program of up to $1 billion, which the Company began executing on in 2023, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under our current stock buyback program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases beginning in 2023, could also impact our stock repurchases. A stock buyback program could affect our stock price and increase volatility, and any announcement of a pause in, or termination of, a stock buyback program may result in a decrease in our stock price. Payment of a cash dividend or stock repurchases will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business or other capital expenditures. If we are unable to, or choose not to, pay a quarterly dividend or repurchase shares under our stock buyback program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact our stock price.

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
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, intercompany transactions, and divestitures. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. For example, in 2022 the U.S. Inflation Reduction Act was signed into law which, among other things, provides for a corporate alternative minimum tax of 15% beginning in 2023 on adjusted financial statement income and an excise tax of 1% on corporate stock repurchases. Moreover, the rate of tax we pay in other jurisdictions may increase significantly should those jurisdictions follow through on statements that they will adopt the OECD Pillar Two Global Anti-Base Erosion rules. We are continuing to evaluate the impact of these laws, and other proposed changes in corporate tax laws, which may significantly increase our global tax liabilities. In addition, the tax laws of other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
Any of the factors discussed above could materially increase our overall effective income tax rate, income tax expense and cash taxes paid and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Unanticipated changes in our tax provisions or exposure to additional income tax liabilities and changes in income tax laws and tax rulings may have a significant adverse impact on our effective tax rate and income tax expense.
We are subject to income taxes in many jurisdictions. Significant analysis and judgment are required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are currently subject to tax audits, investigations and litigations in several jurisdictions, and may be subject to other audits, investigations or litigations in the future. The final determination of any tax audits or related litigation could be materially different from our income tax provisions and accruals.

Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their application, the results of audits and the examination of previously filed tax returns and related challenges and assessments by taxing authorities, and continuing assessments of our tax exposures could impact our tax liabilities, income tax expense and cash taxes paid, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Viatris may be subject to significant U.S. tax liabilities or be obligated to indemnify Pfizer for any such tax liability imposed on Pfizer in connection with the Combination.

In connection with the Combination, Pfizer received a private letter ruling and opinion of counsel, each to the effect that, for U.S. federal income tax purposes, the Distribution, together with certain related transactions, would qualify as a tax-free “reorganization” and the Distribution would qualify as a tax-free distribution. If the Distribution were determined not to have qualified for tax-free treatment, Pfizer would generally be subject to tax as if it sold the Viatris common stock in a transaction taxable to Pfizer, which could result in a material tax liability that, under certain circumstances, Viatris may be required to indemnify Pfizer against pursuant to the Tax Matters Agreement. If Viatris was required to indemnify Pfizer for taxes resulting from the Distribution or certain aspects of the Separation, that indemnification obligation could be substantial and could have a material adverse effect on Viatris, including with respect to our business, financial condition and results of operations.

Currency fluctuations and changes in exchange rates have impacted and could continue to adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Chinese Renminbi, Euro, Swedish Krona, Indian Rupee, Korean Won, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound Sterling, South African Rand and Brazilian Real. Our financial condition, results of operations and cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact on our financial condition, results of operations and cash flows. In addition, there remains significant international pressure on the Chinese government to adopt a more flexible currency policy, including from the U.S. government, which designated China as a “currency manipulator” in August 2019 and subsequently removed such designation in January 2020, which could result in greater fluctuation of the Renminbi against the U.S. dollar. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations.
In addition, Viatris also faces risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. For example, in China the conversion of currency in the “capital account” (e.g., capital items such as direct investments or loans) requires the approval of, or registration or filing with, relevant governmental authorities in China, which could materially and adversely affect the ability of our Chinese operating subsidiaries and affiliated companies to obtain foreign currencies through equity or debt financing or for capital expenditures, therefore impeding our overall business operations in China. While we currently have no need, and do not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should we need to do so to fund our operations, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.
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

•requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, or repay debt as it matures, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments, dividend payments and other general corporate purposes;
•limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;
•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;
•increasing our vulnerability to increases in interest rates in general related to any of our indebtedness that bears interest at floating rates or when refinancing maturing debt at higher rates;
•increasing our exposure to currency fluctuations, since a significant portion of our indebtedness is denominated in currencies other than the U.S. dollar, such as our Euro and Japanese yen denominated debt; and
•placing us at a competitive disadvantage to our competitors that have less debt.

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates, general economic, financial and business conditions and the impacts of the COVID-19 pandemic. If we do not have sufficient cash flow to service our indebtedness, including the repayment of significant near-term indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
Although Viatris expects to maintain an investment grade credit rating, a downgrade in the credit rating of Viatris or any indebtedness of Viatris or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences.
Our credit facilities, senior unsecured notes, commercial paper program, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates, or restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. In 2022, we completed the transition of certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. While we believe that this new system and the related changes to internal controls will ultimately strengthen our internal control over financial reporting, there are inherent risks in implementing any new ERP system. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Viatris has suffered and in the future could suffer additional losses due to impairment charges.
Viatris has significant amounts of goodwill and intangible assets on its balance sheet. Viatris tests goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350 “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris tests intangible assets with indefinite lives for impairment on an annual basis and intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of intangible assets could result in an impairment and a non-cash charge could be required. In addition, we have announced plans to market for sale certain businesses and assets that we no longer consider to be core to our future business strategy. We have incurred and may in the future incur significant impairment charges or losses related to the sale of those businesses or assets. For instance, in 2022 we recorded approximately $370 million of charges related to the Upjohn Distributor Markets classified as held for sale. Such impairments or losses have in the past and could in the future materially affect Viatris’ reported net earnings, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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
Further, Viatris had approximately $305 million of floating rate debt as of December 31, 2022. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $3.1 million per year. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.
Viatris has certain material obligations relating to defined benefit pension and termination benefit programs.
Viatris has certain material pension and post-employment benefit obligations associated with acquired businesses in both the U.S. and foreign countries. Our obligations under these plans are significant and future funding obligations are subject to increased interest rates on asset and liability calculations. Each of these liabilities and the related future payment obligations could restrict cash available for Viatris’ operations, capital expenditures, acquisitions, dividend payments and other requirements, and may materially affect Viatris’ financial condition and liquidity.

General Risks
The market price of our common stock has been and may continue to be volatile, and the value of your investment could materially decline.

Investors who hold shares of Viatris common stock may not be able to sell their shares at or above the price at which they acquired them. The price of Viatris’ common stock has in the past and may continue to fluctuate materially from time to time, including as a result of the other risks described herein, and we cannot predict the price of our common stock at any given time. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced significant price and volume fluctuations which may materially harm the market price of our common stock, regardless of our operating performance. In addition, the price of our common stock may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of our common stock could decline as a result of analysts lowering their valuations and recommendations or otherwise. Following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation actions have been instituted against companies (including Viatris) and may be instituted against us in the future. Such litigation may result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. In addition, if we or our stockholders offer or sell shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, this or the possibility thereof, may depress the future trading price of our common stock and the voting power of our then existing stockholders may be diluted if such a transaction were to occur.
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

In recent years, shareholder actions, government regulations and disclosure requirements, and other market dynamics, involving corporate governance, environmental and social matters, human capital, strategic direction and operations have become increasingly prevalent. Shareholder challenges or more extensive government regulation or intervention in these areas, may create a significant distraction or burden for our management and employees, negatively impact our ability to execute our business plans, require our management to expend significant time and resources, create uncertainties with respect to our financial position and operations, adversely affect our ability to attract and retain key employees or result in loss of potential business opportunities with our current and potential customers and business partners. In addition, such actions, regulation and intervention may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, which could cause the market value of our common stock to decline.

ITEM 1B.Unresolved Staff Comments
None.
ITEM 2.Properties
For information regarding properties, refer to Item 1 “Business” in Part I of this Form 10-K.
ITEM 3.Legal Proceedings
For information regarding legal proceedings, refer to Note 20 Litigation included in Item 8 in Part II of this 10-K.
ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Stock Market under the symbol “VTRS”.
As of February 21, 2023, there were approximately 108,736 holders of record of shares of Viatris common stock.
The Company paid quarterly dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022, June 16, 2022, September 16, 2022 and December 16, 2022. On February 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 17, 2023 to shareholders of record as of the close of business on March 9, 2023. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021 and December 16, 2021. The Company did not pay any dividends in 2020.

STOCK PERFORMANCE GRAPH
Viatris common stock has been listed on the NASDAQ under the symbol “VTRS” since November 17, 2020. Prior to that time, there was no public market for our common stock. Upon consummation of the Combination, Pfizer stockholders received approximately 0.124079 shares of Viatris common stock for every one share of Pfizer common stock held as of the close of business on the record date (which was November 13, 2020). Former Mylan ordinary shareholders received one share of Viatris common stock for every one share of Mylan ordinary share held. The graph below compares Viatris Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from November 16, 2020 to December 31, 2022.

*    $100 invested on November 16, 2020 in stock or October 31, 2020 in index, including reinvestment of dividends.

	November 16, 2020	December 31, 2020	December 31, 2021	December 31, 2022
Viatris Inc.	100.00	118.20	87.32	74.84
S&P 500	100.00	115.21	148.28	121.43
Dow Jones U.S. Pharmaceuticals	100.00	113.12	141.38	152.44
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
This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased strategic vision and potential divestitures and acquisitions; the benefits and synergies of acquisitions, divestitures or our global restructuring program, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may be unable to realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives;
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with acquisitions, divestitures, or its global restructuring program, within the expected timeframe or at all;
•impairment charges or other losses related to the divestiture or sale of businesses or assets;
•the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•the potential impact of public health outbreaks, epidemics and pandemics, including the ongoing challenges and uncertainties posed by the COVID-19 pandemic;
•actions and decisions of healthcare and pharmaceutical regulators;
•changes in relevant laws and regulations, including but not limited to changes in tax, healthcare and pharmaceutical laws and regulations globally (including the impact of recent and potential tax reform in the U.S.);
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
•changes in third-party relationships;
•the effect of any changes in the Company’s or its partners’ customer and supplier relationships and customer purchasing patterns, including customer loss and business disruption being greater than expected following an acquisition or divestiture;
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
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. With a global workforce of approximately 37,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, and complex generics, including biosimilars prior to the Biocon Biologics Transaction. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics, including biosimilars prior to the Biocon Biologics Transaction, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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
Recent Developments
Ophthalmology Acquisitions
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $425 million in cash, which includes $11 per share paid to Oyster Point stockholders through a tender offer and the repayment of the principal amount of certain debt of Oyster Point. In addition to the upfront cash consideration, each Oyster Point stockholder received one non-tradeable contingent value right representing up to an additional $2 per share, or approximately $60 million in the aggregate, contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance, which are expected to be determined by the end of the first quarter of 2023. Oyster Point is a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a private-owned research company with a complementary portfolio of ophthalmology therapies under development, for a consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 to grant the Company rights with respect to acquiring certain pharmaceutical products and had additionally acquired shares representing approximately 13.5% equity interest in Famy Life Sciences for $25.0 million during the year ended December 31, 2020. The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023.

The accounting impact of the Oyster Point and Famy Life Sciences acquisitions and the results of the operations for Oyster Point and Famy Life Sciences will be included in our consolidated financial statements beginning in the first quarter of 2023. Refer to Note 4 Acquisitions and Other Transactions included in Part II. Item 8 of this Form 10-K for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During 2022, the Company did not repurchase any shares of common stock under the share repurchase program. In January and February 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

International Operations
The ongoing conflict between Russia and Ukraine did not have a material impact on our business as the combined total revenues for both countries were approximately 1% of consolidated total revenues during the years ended December 31, 2022 and 2021. However, trade controls, sanctions, supply chain and staffing challenges and other economic considerations related to the conflict have impacted our operations in these markets and may negatively impact our financial results in future periods. In addition, a significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods. For a further discussion of the risks we encounter in our business, including the risks of conducting our business internationally, please refer to Risk Factors in Part I, Item 1A of this Form 10-K.

Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary and began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our consolidated financial statements for the year ended December 31, 2022. The impacted net sales for the year ended December 31, 2022 and total assets at December 31, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.

Biocon Biologics Transaction
On February 27, 2022, Viatris entered into a definitive agreement with Biocon Biologics to contribute its biosimilars portfolio to Biocon Biologics. The transaction subsequently closed on November 29, 2022, creating what Viatris expects to be a unique fully vertically integrated global biosimilars leader. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million. An amount of cash equal to all or a portion of the closing working capital target may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Upon closing of the transaction, the Company recognized a gain on sale of approximately $1.75 billion and has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022.

Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The term of the transition services agreement is generally up to two years. Under the transition services agreement, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup.

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

Because protecting the health and safety of our workforce remains paramount, we continue to align with government directives and the advice of relevant international, national and local health authorities at every Viatris facility around the world. As a result, some of our customer facing field personnel continue on a remote engagement model to ensure continued support for healthcare professionals, patient care and access to needed products and we have continued to take extra precautions at our manufacturing facilities to protect our site personnel and operations. All of our manufacturing facilities, and those of our key global partners, are currently operational and, at this time, we are not experiencing any significant disruptions.

The global spread of COVID-19 has created and continues to create volatility, uncertainty and economic disruption affecting the markets we serve, including impacts on supply chain partners, third-party manufacturers, logistics providers and other vendors. The extent to which the COVID-19 pandemic will impact our business, operations and financial results in future periods will depend on numerous evolving factors that are beyond our control and that we may not be able to accurately predict, and could adversely impact our financial condition and results of operations in future periods. Due to the Company’s ability to generate significant cash flows from operations, combined with our access to borrowing facilities and capital markets, we believe that we currently have, and will maintain, the ability to meet foreseeable liquidity needs.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2022 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	Change
Total revenues	$16,262.7	$17,886.3	$(1,623.6)
Gross profit	6,497.0	5,575.5	921.5
Earnings (loss) from operations	1,614.9	(34.0)	1,648.9
Net earnings (loss)	2,078.6	(1,269.1)	3,347.7
Diluted earnings (loss) per share	$1.71	$(1.05)	$2.76
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

Results of Operations
2022 Compared to 2021

	Year Ended December 31,
(In millions, except %s)	2022	2021	% Change	2022 Currency Impact (1)	2022 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$9,768.9	$10,428.7	(6)%	$666.6	$10,435.5	—%
Greater China	2,201.2	2,212.8	(1)%	73.8	2,275.1	3%
JANZ	1,632.4	2,027.4	(19)%	230.8	1,863.2	(8)%
Emerging Markets	2,615.6	3,144.7	(17)%	264.7	2,880.2	(8)%
Total net sales	16,218.1	17,813.6	(9)%	1,235.9	17,454.0	(2)%

Other revenues (3)	44.6	72.7	(39)%	2.9	47.5	(35)%
Consolidated total revenues (4)	$16,262.7	$17,886.3	(9)%	$1,238.8	$17,501.5	(2)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2022 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the year ended December 31, 2022, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $21.8 million, $1.4 million, and $21.4 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2022, the Company reported total revenues of $16.26 billion, compared to $17.89 billion for the comparable prior year period, representing a decrease of $1.62 billion, or 9%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2022 were $16.22 billion, compared to $17.81 billion for the comparable prior year period, representing a decrease of $1.60 billion, or 9%. Other revenues for the year ended December 31, 2022 were $44.6 million, compared to $72.7 million for the comparable prior year period, a decrease of $28.1 million.
The decrease in net sales was primarily driven by the unfavorable impact of foreign currency translation of approximately $1.24 billion, or 7%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, Japan and India. On a constant currency basis, the decrease in net sales was approximately $359.6 million, or 2% for the year ended December 31, 2022 compared to the prior year period. This decrease was partially due to approximately $63.5 million related to the year over year impact of the sale of the biosimilars business on November 29, 2022. The decrease was also due to competition on certain key U.S. products representing a decline of approximately $188 million, and approximately $591 million as a result of other base business erosion. The decrease in net sales from existing products was partially offset by approximately $483.1 million of new product sales, primarily in the U.S. New product sales include new products launched in 2022 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented 33% for the years ended December 31, 2022 and 2021.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $659.8 million or 6% during the year ended December 31, 2022 when compared to the prior year. This decrease was primarily the result of unfavorable impact of foreign currency translation of approximately $666.6 million, or 6%. Constant currency net sales increased by approximately $6.8 million, or less than 1%, when compared to the prior year. Net sales within North America totaled approximately $4.34 billion and net sales within Europe totaled approximately $5.43 billion. The increase in constant currency net sales was driven by new product sales, including lenalidomide, unbranded insulin glargine and Semglee®, and cyclosporine ophthalmic emulsion in the U.S., and higher volumes of existing products in Europe. This increase was partially offset by the year over year impact of the sale of the biosimilars business, and lower net sales of existing products in the U.S., including Miacalcin®, Wixela Inhub® and Perforomist®, as a result of lower pricing and, to a lesser extent, volumes due to additional competition.

Greater China Segment
Net sales from Greater China decreased by $11.6 million, or less than 1%, for the year ended December 31, 2022 when compared to the prior year. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $73.8 million, or 3%. Constant currency net sales increased by approximately $62.2 million, or 3%, when compared to the prior year, driven primarily by increased volumes of existing products.
JANZ Segment
Net sales from JANZ decreased by $395.0 million or 19% for the year ended December 31, 2022 when compared to the prior year. This decrease was primarily the result of the unfavorable impact of foreign currency translation of approximately $230.8 million, or 11%. Constant currency net sales decreased by approximately $164.2 million, or 8%, when compared to the prior year. The decrease was primarily due to lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition, and lower volumes of existing products in Australia. These decreases were partially offset by higher volumes of existing products in Japan, including for Celebrex®.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $529.1 million or 17% for the year ended December 31, 2022 when compared to the prior year. This decrease was partially driven by the unfavorable impact of foreign currency translation of approximately $264.7 million, or 8%. Constant currency net sales decreased by approximately $264.4 million, or 8%, when compared to the prior year. This decrease was primarily driven by lower volumes of COVID-19 related products in India, primarily remdesivir and ambisome, and lower sales of ARV products as a result of competitive market conditions. These decreases were partially offset by higher volumes in certain markets in Asia.
Cost of Sales and Gross Profit
Cost of sales decreased from $12.31 billion for the year ended December 31, 2021 to $9.77 billion for the year ended December 31, 2022. Cost of sales was primarily impacted by purchase accounting related amortization of the step-up in the fair value of acquired inventory of $1.19 billion in the prior year period, lower restructuring costs in the current year related to the 2020 restructuring program versus the prior year period, and lower costs associated with other special items, which are described further in the section titled Use of Non-GAAP Financial Measures.
Gross profit for the year ended December 31, 2022 was $6.50 billion and gross margins were 40%. For the year ended December 31, 2021, gross profit was $5.58 billion and gross margins were 31%. This change is primarily related to the decrease in cost of sales. Adjusted gross margins were approximately 59% for the year ended December 31, 2022, essentially flat when compared to the year ended December 31, 2021.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2022 compared to the year ended December 31, 2021 is as follows:

	Year Ended December 31,
(In millions, except %s)	2022	2021
U.S. GAAP cost of sales	$9,765.7	$12,310.8
Deduct:
Purchase accounting amortization and other related items	(2,721.2)	(4,039.7)
Acquisition and divestiture related costs	(50.0)	(13.9)
Restructuring and related costs	(56.8)	(534.7)
Share-based compensation expense	(1.5)	(2.3)
Other special items	(255.2)	(333.0)
Adjusted cost of sales	$6,681.0	$7,387.2

Adjusted gross profit (a)	$9,581.7	$10,499.1

Adjusted gross margin (a)	59%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the year ended December 31, 2022 was $662.2 million, compared to $681.0 million for the prior year, a decrease of $18.8 million. This decrease was primarily due to the impact of synergies. Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Upfront and milestone-related charges in connection with collaboration and licensing arrangements previously presented in R&D expense are now presented in Acquired IPR&D.
Acquired IPR&D
Acquired IPR&D expense for the year ended December 31, 2022 was $36.4 million, compared to $70.1 million for the prior year, a decrease of $33.7 million. The decrease was primarily due to an upfront licensing payment in the prior year of $40.0 million for the development of an ophthalmic product. This was partially offset by an upfront licensing payment of $20.0 million to Calliditas Therapeutics AB related to Nefecon® recorded during the current year.
Selling, General & Administrative Expense
SG&A expense for the year ended December 31, 2022 was $4.18 billion, compared to $4.53 billion for the prior year, a decrease of $350.1 million. The decrease was primarily due to lower restructuring costs of approximately $322.8 million related to the 2020 restructuring program and the impact of synergies. Partially offsetting these decreases were higher integration costs as a result of transitioning certain support services from Pfizer, costs incurred in conjunction with the Biocon Biologics Transaction, and a goodwill impairment charge of $117.0 million related to the potential divestiture of the Upjohn Distributor Markets.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains) losses recognized in litigation settlements and other contingencies, net during the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
(In millions)	2022	2021
Contingent consideration adjustment (primarily related to Respiratory Delivery Platform)	$11.1	$50.3
Litigation settlements, net	(6.7)	278.9
Total litigation settlements and other contingencies, net	$4.4	$329.2
Litigation settlements in 2021 included a $264.0 million charge for the EpiPen® related settlement.
Interest Expense
Interest expense for the year ended December 31, 2022 totaled $592.4 million, compared to $636.2 million for the year ended December 31, 2021, a decrease of $43.8 million. The decrease is primarily due to the impact of debt repayments.
Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from divestitures, equity affiliates, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the year ended December 31, 2022 totaled $1.79 billion, compared to $5.8 million for the year ended December 31, 2021. The increase was primarily driven by the gain from the Biocon Biologics Transaction of $1.75 billion and income of $17.7 million related to reimbursement for transition services provided to Biocon Biologics subsequent to the closing of the Biocon Biologics Transaction. The costs related to the transition services are included in SG&A and R&D. In addition, the prior year was negatively impacted by losses of $61.9 million from the Company’s clean energy investments, which did not recur in 2022 as all of the clean energy investments wound down operations at the end 2021.

Income Tax Provision
For the year ended December 31, 2022, the Company recognized an income tax provision of $734.6 million, compared to an income tax provision of $604.7 million for the prior year, a change in the provision of $129.9 million. The income tax provision for the year ended December 31, 2022 was negatively impacted by the gain from the Biocon Biologics Transaction. The income tax provision for the year ended December 31, 2021 was negatively impacted by the tax rates applied to the reversal of intercompany profit in inventory reserve which was recorded on the opening balance sheet as part of the Combination. This reserve eliminates the profit in inventory related to intercompany transactions and changes to this reserve occur as products are sold to third parties. Also impacting the income tax provision for both periods was the changing mix of income earned in jurisdictions with differing tax rates.
2021 Compared to 2020
Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions, divestitures and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using adjusted metrics as described below, along with other performance metrics. The Company’s use of such non-GAAP measures is governed by an adjusted reporting policy maintained by the Company and such non-GAAP measures are reviewed in detail with the Audit Committee of the Board of Directors.
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
Adjusted Net Earnings
Adjusted net earnings is a non-GAAP financial measure and provides an alternative view of performance used by management. Management believes that, primarily due to acquisitions, divestitures and other significant events, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings is an important internal financial metric related to the ongoing operating performance of the Company, and is therefore useful to investors and that their understanding of our performance is enhanced by this measure. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and, is used, in part, for management’s incentive compensation. We calculate EBITDA as U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, and restructuring, impairment of long-lived assets, acquisition and divestiture related and other special items to determine adjusted EBITDA. These adjustments are generally permitted under our credit agreement in calculating adjusted EBITDA for determining compliance with our debt covenants.
The significant items excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, and intangible asset impairment charges, including for in-process research and development, and impairments of goodwill. For the acquisition of businesses accounted for under the provisions of ASC 805, Business Combinations, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.

Upfront and Milestone-Related R&D Expenses
Beginning in 2022, upfront and milestone-related R&D expenses related to collaboration and licensing arrangements made prior to regulatory approval of a development product are no longer excluded from adjusted net earnings and adjusted EBITDA. For purposes of comparability, the prior years’ non-GAAP financial measures have been updated to reflect this change. For the years ended December 31, 2021 and 2020, this resulted in a decrease in adjusted EBITDA of $70.1 million and $42.5 million, respectively, and a decrease in adjusted net earnings of $57.8 million and $34.6 million, respectively.

Fair Value Adjustments, Including Contingent Consideration
The impact of changes to the fair value of assets and liabilities, including contingent and deferred consideration, and the related accretion income or expense are excluded from adjusted net earnings and adjusted EBITDA because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
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

Restructuring, Acquisition and Divestiture Related, and Other Special Items
Costs related to restructuring, acquisition and integration activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:
•Costs related to formal restructuring programs and actions, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs, decommissioning and other restructuring related costs;
•Certain acquisition and divestitures related remediation and integration and planning costs, as well as other costs associated with acquisitions and divestitures such as advisory and legal fees, certain financing related costs, certain reimbursements related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the BCA and SDA, certain other TSA related set-up and exit costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
•The pre-tax loss of the Company’s clean energy investments, whose activities qualify for income tax credits under the Code; only included in adjusted net earnings is the net tax effect of the entity’s activities;
•Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, asset write-downs, including other-than-temporary impairments of investments in equity or debt instruments, or liability adjustments;
•Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain;
•Gains or losses from divestitures, including impairments of held of sale assets; and
•The impact of changes related to uncertain tax positions and certain impacts related to the Combination are excluded from adjusted cost of sales and adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
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

Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 20 Litigation included in Part II. Item 8 of this Form 10-K are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings
A reconciliation between net earnings (loss) as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
U.S. GAAP net earnings (loss)	$2,078.6	$(1,269.1)	$(669.9)
Purchase accounting related amortization (primarily included in cost of sales) (a)	2,721.3	4,039.7	1,933.6
Impairment of goodwill related to assets held for sale (a)	117.0	—	—
Litigation settlements and other contingencies, net	4.4	329.2	107.8
Interest expense (primarily amortization of premiums and discounts on long term debt)	(48.7)	(53.8)	12.6
Clean energy investments pre-tax loss	—	61.9	48.4
Acquisition and divestiture related costs (primarily included in SG&A) (b)	475.7	234.6	613.6
Biocon Biologics gain on divestiture (included in other (income) expense, net)	(1,754.1)	—	—
Restructuring related costs (c)	86.9	899.4	323.1
Share-based compensation expense	116.5	111.2	79.2
Other special items included in:
Cost of sales (d)	255.2	333.0	438.1
Research and development expense (e)	1.0	13.1	4.7
Selling, general and administrative expense (f)	68.8	49.5	44.6
Other (income) expense, net	(3.8)	(8.0)	(16.8)
Tax effect of the above items and other income tax related items (g)	(41.7)	(330.7)	(581.8)
Adjusted net earnings	$4,077.1	$4,410.0	$2,337.2

Significant items for the year ended December 31, 2022 include the following:
(a)    For the year ended December 31, 2022, charges include an intangible asset charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell, and a related goodwill impairment charge of $117.0 million for the potential divestiture of the Upjohn Distributor Markets.
(b)    Acquisition and divestiture related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(c)    For the year ended December 31, 2022, charges include approximately $56.8 million in cost of sales, approximately $1.4 million in R&D, and approximately $28.7 million in SG&A. Refer to Note 18 Restructuring included in Part II. Item 8 of this Form 10-K for additional information.
(d)    For the year ended December 31, 2022, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $118.4 million and inventory reserves related to the potential divestiture of the Upjohn Distributor Markets of approximately $44.8 million.
(e)    Beginning in 2022, upfront and milestone-related R&D expenses related to collaboration and licensing arrangements made prior to regulatory approval of a development product are no longer excluded from adjusted net earnings and adjusted EBITDA. For purposes of comparability, the prior years’ non-GAAP financial measures have been updated to reflect this change. For the years ended December 31, 2021 and 2020, this resulted in a decrease in adjusted EBITDA of $70.1 million and $42.5 million, respectively, and a decrease in adjusted net earnings of $57.8 million and $34.6 million, respectively.
(f)    For the year ended December 31, 2022, charges include costs of $39.5 million related to the potential divestiture of the Upjohn Distributor Markets.
(g)    Adjusted for changes for uncertain tax positions and for certain impacts of the Combination.

Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA

Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the year ended December 31, 2022 compared to the prior year periods:

	Year Ended December 31,
(In millions)	2022	2021	2020
U.S. GAAP net earnings (loss)	$2,078.6	$(1,269.1)	$(669.9)
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	—	61.9	48.4
Income tax provision (benefit)	734.6	604.7	(51.3)
Interest expense (a)	592.4	636.2	497.8
Depreciation and amortization (b)	3,027.6	4,506.5	2,216.1
EBITDA	$6,433.2	$4,540.2	$2,041.1
Add / (deduct) adjustments:
Share-based compensation expense	116.4	111.2	79.2
Litigation settlements and other contingencies, net	4.4	329.2	107.8
Biocon Biologics gain on divestiture	(1,754.1)	—	—
Impairment of goodwill related to assets held for sale	117.0	—	—
Restructuring, acquisition and divestiture related and other special items (c)	859.9	1,375.4	1,383.5
Adjusted EBITDA	$5,776.8	$6,356.0	$3,611.6

(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed and updates to the non-GAAP financial measures in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.95 billion for the year ended December 31, 2022. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $64.3 million to $2.95 billion for the year ended December 31, 2022, as compared to net cash provided by operating activities of $3.02 billion for the year ended December 31, 2021. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to the timing of cash payments and collections, including payments for litigation matters, and due to deal-related expenses, primarily taxes and transaction costs, associated with the Biocon Biologics Transaction. These increases were partially offset by lower payments for restructuring activities and other special items, and the impact of synergies.

Investing Activities
Net cash from investing activities was $1.52 billion for the year ended December 31, 2022, as compared to net cash used in investing activities of $117.8 million for the year ended December 31, 2021, an increase of $1.64 billion.
In 2022, significant items in investing activities included the following:
•proceeds from the sale of assets of $1.95 billion related to the Biocon Biologics Transaction; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $406.0 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2023 calendar year are expected to be approximately $400 million to $500 million.
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
Financing Activities
Net cash used in financing activities was $3.88 billion for the year ended December 31, 2022, as compared to net cash used in financing activities of $3.01 billion for the year ended December 31, 2021, an increase of $865.9 million.
In 2022, significant items in financing activities included the following:
•repayments of Senior Notes at maturity of approximately $1.79 billion, consisting of the 0.816% Euro Senior Notes and the 1.125% Senior Notes;
•borrowings and repayments under the 2021 Revolving Facility of $1.88 billion;
•net repayments of short-term borrowings of $1.49 billion;
•cash dividends paid of $581.6 million; and
•proceeds of $19.3 million related to cash collected on behalf of Biocon Biologics.
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
Refer to the consolidated statements of cash flows in Part II. Item 8 of this Form 10-K for additional details on other significant sources and uses of cash during the years ended December 31, 2022 and 2021.

Capital Resources
Our cash and cash equivalents totaled $1.26 billion at December 31, 2022, and the majority of these funds are held by our non-U.S. subsidiaries. In early 2023, approximately $700 million of cash was used to finance the acquisitions of Oyster Point and Famy Life Sciences. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2021 Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
In July 2021, Viatris entered into (i) the YEN Term Loan Facility and (ii) the 2021 Revolving Facility with various syndicates of banks. The YEN Term Loan Facility and the 2021 Revolving Facility will mature in July 2026.
The Company has access to $4.0 billion under the 2021 Revolving Facility. Up to $1.65 billion of the 2021 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of December 31, 2022, the Company did not have any borrowings outstanding under the Commercial Paper Program and the 2021 Revolving Facility.
In addition, MPI, a wholly owned subsidiary of the Company, has access to $400 million under the Receivables Facility, which expires in April 2025. As of December 31, 2022, the Company did not have any borrowings outstanding under the Receivables Facility.
In August 2020, the Company entered into the Note Securitization Facility for borrowings up to $200 million, which was amended to extend the term to August 2023. As of December 31, 2022, the Company did not have any borrowings outstanding under the Note Securitization Facility.

Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775%, and under the Note Securitization Facility at the relevant base rate plus 0.85% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $34.7 million and $29.6 million of accounts receivable as of December 31, 2022 and 2021 under these factoring arrangements, respectively.
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
In November 2022, the Company provided an update on the strategic priorities announced in February 2022, including identifying the following businesses no longer considered core to its future strategy that the Company intends to divest:
•OTC;
•API (while retaining some selective development API capabilities);
•Women’s health care, primarily related to our oral and injectable contraceptives. This does not include all of our women’s health care related products; as an example, our Xulane® product in the U.S. is excluded; and
•Upjohn Distributor Markets.

For information regarding our dividends paid and declared and share repurchase program, refer to Note 2 Summary of Significant Accounting Policies in Part II. Item 8 of this Form 10-K.

Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2022, refer to Note 11 Debt in Part II. Item 8 of this Form 10-K.
The YEN Term Loan Facility and the 2021 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which set the Maximum Leverage Ratio as of the end of any quarter at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at December 31, 2022 and expects to remain in compliance for the next twelve months.
Supplemental Guarantor Financial Information
Viatris Inc. is the issuer of the outstanding Registered Upjohn Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
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
The guarantees by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. under the applicable series of Senior U.S. Dollar Notes will terminate under certain customary circumstances, each as described in the applicable indenture, including: (1) a sale or disposition of the applicable guarantor in a transaction that complies with the applicable indenture such that such guarantor ceases to be a subsidiary of the issuer of the applicable series of Senior U.S. Dollar Notes; (2) legal defeasance or covenant defeasance or if the issuer’s obligations under the applicable indenture are discharged; (3) with respect to the Utah U.S. Dollar Notes, the earlier to occur of (i) with respect to the guarantee provided by Mylan Inc., (x) the release of Utah Acquisition Sub Inc.’s guarantee under all applicable Mylan Inc. Debt (as defined in the applicable indenture) and (y) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. Debt and (ii) with respect to the guarantee provided by Mylan II B.V., (x) the release of Mylan II B.V.’s guarantee under all applicable Triggering Indebtedness (as defined in the applicable indenture) and (y) the issuer and/or borrower of the applicable Triggering Indebtedness no longer having any obligations with respect to such Triggering Indebtedness; (4) with respect to the guarantees provided by Utah Acquisition Sub Inc. and Mylan II B.V. of the Mylan Inc. U.S. Dollar Notes, subject to certain exceptions set forth in the applicable indenture, such guarantor ceasing to be a guarantor or obligor in respect of any Triggering Indebtedness; and (5) with respect to the outstanding Registered Upjohn Notes, (a) upon the applicable guarantor no longer being an issuer or guarantor in respect of (i) Mylan Notes (as defined in the indenture governing the outstanding Registered Upjohn Notes) that have an aggregate principal amount in excess of $500.0 million or (ii) any Triggering Indebtedness; in each case, other than in respect of indebtedness or guarantees, as applicable, that are being concurrently released; or (b) upon receipt of the consent of holders of a majority of the aggregate principal amount of the outstanding notes of such series in accordance with the indenture governing the outstanding Registered Upjohn Notes.

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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the year ended December 31, 2022 and 2021. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2022	December 31, 2021
ASSETS
Current assets	$996.3	$280.2
Non-current assets	61,972.6	60,298.0

LIABILITIES AND EQUITY
Current liabilities	26,631.5	23,619.9
Non-current liabilities	15,265.2	16,465.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$—	$—
Gross profit	—	—
Loss (earnings) from operations	(1,132.4)	(1,023.9)
Net earnings (loss)	2,078.6	(1,269.1)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $203 million accrued for legal contingencies at December 31, 2022.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party provides certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2022 and 2021, the Company incurred $54.5 million and $30.4 million, respectively, related to this provision of the TSA, and approximately $138.0 million during the period beginning on the closing date of the Combination and ended December 31, 2022. We expect to incur future costs related to the completion of the services. As of December 31, 2022, the Company has exited substantially all transition services with Pfizer.

In conjunction with the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues.
At December 31, 2022, our material cash requirements from known contractual and other obligations primarily relate to repayment of outstanding borrowings and interest, open purchase orders, post-employment benefit plans, unrecognized tax benefits, capital expenditures, dividends and leases. For additional information, refer to Notes 2, 4, 7, 11, 13, 15, and 17 in Part II. Item 8 of this Form 10-K. We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels.
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
Licensing and Other Partner Agreements
Under our licensing and other partner agreements, our potential maximum development milestones not accrued for at December 31, 2022 totaled approximately $347 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $38 million. Additionally, these agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. Refer to Note 19 Licensing and Other Partner Agreements included in Part II. Item 8 of this Form 10-K for additional information.
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
Revenue Recognition
We recognize revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. As such, they have been identified as critical accounting estimates. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:

•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $26.2 million.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $64.2 million.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit. A change of 5% would have an effect on our reserve balance of approximately $25.7 million.
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
A change of 5% would have an effect on our reserve balance of approximately $18.3 million.
The following is a rollforward of the categories of variable consideration during 2022:

(In millions)	Balance at December 31, 2021	Current Provision Related to Sales Made in the Current Period	Balances Divested	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2022
Chargebacks	$591.7	$6,192.2	$(53.4)	$(6,205.6)	$(1.5)	$523.4
Rebates, promotional programs and other sales allowances	1,373.0	4,346.2	(215.1)	(4,177.5)	(42.4)	1,284.2
Returns	686.8	296.7	(16.0)	(447.6)	(6.5)	513.4
Governmental rebate programs	$399.2	608.9	(34.1)	(602.4)	(5.1)	366.5
Total	$3,050.7	$11,444.0	$(318.6)	$(11,433.1)	$(55.5)	$2,687.5

Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2022 and 2021, respectively:

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable, net	$1,798.7	$1,688.6
Other current liabilities	888.8	1,362.1
Total	$2,687.5	$3,050.7
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
Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Refer to Note 4 Acquisitions and Other Transactions and Note 9 Goodwill and Intangible Assets included in Part II. Item 8 of this Form 10-K for additional information.
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

For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $231 million or 7.4% for both the interim and annual goodwill impairment tests. As it relates to the income approach for the JANZ reporting unit at March 31, 2022 and April 1, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 4.8%. A terminal year value was calculated assuming no revenue growth rate. The discount rate utilized was 6.0% and the estimated tax rate was 30.4%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
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
In the fourth quarter of 2022, we determined that our Upjohn Distributor Markets should be classified as held for sale on the December 31, 2022 consolidated balance sheet. The Company allocated goodwill to its Upjohn Distributor Markets using a relative fair value approach and recorded a goodwill impairment charge of $117.0 million within the Emerging Markets reporting unit, which was recorded within SG&A in the consolidated statement of operations.

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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. For the years ended December 31, 2021 and 2020, the Company recorded $83.4 million (related to the sale of a group of OTC products in the U.S.) and $45.0 million, respectively, of impairment charges for finite-lived intangible assets, which were recorded as a component of amortization expense. At December 31, 2022 and 2021, the Company’s finite-lived intangible assets totaled $22.57 billion and $26.09 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
If the divestitures of the Upjohn Distributor Markets are not completed during 2023, the distribution arrangements will expire and the Company will wind down operations in these markets, which may result in additional asset impairment and other costs being incurred. These additional charges could be in excess of $300 million.
The Company’s indefinite-lived intangible assets, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2022, 2021 and 2020, the Company recorded $0.6 million, $19.4 million, and $37.4 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2022 and 2021, the Company’s IPR&D assets totaled $40.2 million and $46.5 million, respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 10 Financial Instruments and Risk Management included in Part II. Item 8 of this Form 10-K. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2022, our reserve for unrecognized tax benefits totaled $296.7 million, of which $258.1 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2022, a valuation allowance of $387.0 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2022 and 2021, the Company’s net deferred tax assets totaled $925.9 million and $1.33 billion, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $34.2 million.
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
A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $10.2 million. Refer to Note 20 Litigation included in Part II. Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. During 2022, the global economy has been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility. As a result, central banks have and continue to tighten their monetary policies and increase interest rates. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus the other currencies in which we operate, negatively impacts our results of operations. We proactively look to manage such macroeconomic pressures by implementing strategies to mitigate and partially offset the impact of these factors. While inflationary and other macroeconomic pressures may ease, we continue to experience higher costs and we expect that this will likely continue throughout 2023.

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
As of December 31, 2022, Viatris’ outstanding fixed rate borrowings consist principally of $18.41 billion notional amount of senior U.S. dollar and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2022, the fair value of our outstanding fixed rate senior U.S. dollar and Euro notes was approximately $15.36 billion. As of December 31, 2022, Viatris’ outstanding variable rate borrowings consist principally of borrowings under the Yen Term Loan Facility of $305.1 million. A 100 basis point change in interest rates on Viatris’ variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $3.1 million per year.
Fair Value Risk
The Company’s fair value risk exposure relates primarily to our equity investments that do not have readily determinable fair values, principally the CCPS received as part of the Biocon Biologics Transaction. As of December 31, 2022 and 2021, the carrying value of these investments were approximately $1.09 billion and $81.4 million, respectively. A hypothetical 20 percent decline in the fair value of these investments would have decreased the carrying value and other (income) expense, net by approximately $218.0 million at December 31, 2022.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP (PCAOB ID No. 34), has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 80 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Viatris Inc. Europe and JANZ Reporting Units – Refer to Note 9 to the financial statements.

Critical Audit Matter Description

The Company performed an interim and annual goodwill impairment test as of March 31, 2022 and April 1, 2022, respectively. As of March 31, 2022 and April 1, 2022, the Company had $11.95 billion of consolidated goodwill, $4.95 billion and $0.78 billion of which was allocated to the Viatris Inc. Europe and JANZ reporting units, respectively. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using both income and market-based approaches, to determine the fair value of its Europe and JANZ reporting units. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 valuation inputs, primarily include, but are not limited to, market multiples, control premiums, discount rates, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The fair values of the Europe and the JANZ reporting units exceeded their carrying values by approximately $0.8 billion, or 5.3%, and $0.23 billion, or 7.4%, respectively, as of March 31, 2022 and April 1, 2022 and, therefore, no impairments were recognized.

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

Net Revenue Provisions – Sales Returns Accrual at MPI – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at MPI represents a significant component of the global sales returns reserve as of December 31, 2022.

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
February 27, 2023
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2023

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,259.9	$701.2
Accounts receivable, net	3,814.5	4,266.4
Inventories	3,519.5	3,977.7
Prepaid expenses and other current assets	1,811.2	1,957.6
Assets held for sale	230.3	—
Total current assets	10,635.4	10,902.9
Property, plant and equipment, net	3,024.5	3,188.6
Intangible assets, net	22,607.1	26,134.2
Goodwill	10,425.8	12,113.7
Deferred income tax benefit	925.9	1,332.7
Other assets	2,403.5	1,170.7
Total assets	$50,022.2	$54,842.8
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,766.6	$1,657.4
Short-term borrowings	—	1,493.0
Income taxes payable	279.6	236.9
Current portion of long-term debt and other long-term obligations	1,259.1	1,877.5
Other current liabilities	3,440.9	4,619.6
Total current liabilities	6,746.2	9,884.4
Long-term debt	18,015.2	19,717.1
Deferred income tax liability	2,432.0	2,815.0
Other long-term obligations	1,756.5	1,933.6
Total liabilities	28,949.9	34,350.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued and outstanding: 1,213,793,231 and 1,209,507,463, respectively	12.1	12.1
Additional paid-in capital	18,645.8	18,536.1
Retained earnings	5,175.6	3,688.8
Accumulated other comprehensive loss	(2,761.2)	(1,744.3)
Total equity	21,072.3	20,492.7

Total liabilities and equity	$50,022.2	$54,842.8
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net sales	$16,218.1	$17,813.6	$11,819.9
Other revenues	44.6	72.7	126.1
Total revenues	16,262.7	17,886.3	11,946.0
Cost of sales	9,765.7	12,310.8	8,149.3
Gross profit	6,497.0	5,575.5	3,796.7
Operating expenses:
Research and development	662.2	681.0	512.6
Acquired IPR&D	36.4	70.1	42.5
Selling, general and administrative	4,179.1	4,529.2	3,344.6
Litigation settlements and other contingencies, net	4.4	329.2	107.8
Total operating expenses	4,882.1	5,609.5	4,007.5
Earnings (loss) from operations	1,614.9	(34.0)	(210.8)
Interest expense	592.4	636.2	497.8
Other (income) expense, net	(1,790.7)	(5.8)	12.6
Earnings (loss) before income taxes	2,813.2	(664.4)	(721.2)
Income tax provision (benefit)	734.6	604.7	(51.3)
Net earnings (loss)	2,078.6	(1,269.1)	(669.9)
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$1.71	$(1.05)	$(1.11)
Diluted	$1.71	$(1.05)	$(1.11)
Weighted average shares outstanding:
Basic	1,212.1	1,208.8	601.2
Diluted	1,217.4	1,208.8	601.2
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net earnings (loss)	$2,078.6	$(1,269.1)	$(669.9)
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(1,583.5)	(1,340.9)	1,213.0
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	279.1	73.9	(14.0)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(36.9)	36.1	18.2
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	460.1	456.8	(305.2)
Net unrealized (loss) gain on marketable securities	(2.8)	(1.1)	0.6
Other comprehensive (loss) earnings, before tax	(884.0)	(775.2)	912.6
Income tax provision (benefit)	132.9	111.1	(26.6)
Other comprehensive (loss) earnings, net of tax	(1,016.9)	(886.3)	939.2
Comprehensive earnings (loss)	$1,061.7	$(2,155.4)	$269.3

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock (1)				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2019	540,746,871	$6.1	$8,643.5	$6,031.1	24,598,074	$(999.7)	$(1,797.2)	$11,883.8
Net loss	—	—	—	(669.9)	—	—	—	(669.9)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	939.2	939.2
Share-based compensation expense	—	—	79.2	—	—	—	—	79.2
Issuance of restricted stock and stock options exercised, net	872,802	—	0.6	—	—	—	—	0.6
Taxes related to the net share settlement of equity awards	—	—	(6.3)	—	—	—	—	(6.3)
Exchange of Mylan N.V. ordinary shares for Viatris Inc. common stock	(541,619,673)	(6.1)	6.1	—	—	—	—	—
Issuance of common stock to Mylan N.V. shareholders	541,619,673	5.2	(5.2)	—	—	—	—	—
Issuance of common stock for the Combination	689,874,045	6.9	10,720.6	—	—	—	—	10,727.5
Retirement of Mylan N.V. treasury stock, net	(24,598,074)	—	(999.7)	—	(24,598,074)	999.7	—	—
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	$—	$—	$(1,269.1)	—	$—	$—	$(1,269.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(886.3)	(886.3)
Share-based compensation expense	—	—	111.2	—	—	—	—	111.2
Issuance of restricted stock, net	2,611,819	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(13.9)	—	—	—	—	(13.9)
Cash dividends declared, $0.33 per common share	—	—	—	(403.3)	—	—	—	(403.3)
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	$—	$—	$2,078.6	—	$—	$—	$2,078.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,016.9)	(1,016.9)
Share-based compensation expense	—	—	116.4	—	—	—	—	116.4
Issuance of restricted stock, net	3,972,427	—	1.6	—	—	—	—	1.6
Taxes related to the net share settlement of equity awards	—	—	(11.6)	—	—	—	—	(11.6)
Issuance of common stock	313,341	—	3.3	—	—	—	—	3.3
Cash dividends declared, $0.48 per common share	—	—	—	(591.8)	—	—	—	(591.8)
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
__________________
(1) Ordinary Shares prior to November 16, 2020.
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$2,078.6	$(1,269.1)	$(669.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,027.6	4,506.5	2,216.1
Deferred income tax expense (benefit)	(25.9)	675.7	(213.2)
Litigation settlements and other contingencies, net	(1.7)	323.7	101.1
Loss from equity method investments	—	61.9	48.4
Gain on disposal of business	(1,754.1)	—	—
Share-based compensation expense	116.4	111.2	79.2
Other non-cash items	434.3	411.8	366.4
Changes in operating assets and liabilities:
Accounts receivable	(240.3)	59.3	78.7
Inventories	(259.5)	(427.6)	(741.9)
Trade accounts payable	170.2	(70.4)	(82.7)
Income taxes	25.3	(699.6)	3.6
Other operating assets and liabilities, net	(618.3)	(666.5)	46.0
Net cash provided by operating activities	2,952.6	3,016.9	1,231.8
Cash flows from investing activities:
Cash received (paid) for acquisitions, net of cash acquired	—	277.0	415.8
Capital expenditures	(406.0)	(457.2)	(243.0)
Payments for product rights and other, net	(37.0)	(52.2)	(438.2)
Proceeds from sale of property, plant and equipment	13.8	18.3	2.1
Proceeds from sale of assets and subsidiaries	1,950.0	96.7	20.0
Purchase of marketable securities	(30.2)	(30.2)	(104.8)
Proceeds from the sale of marketable securities	29.9	29.8	47.0
Net cash provided by (used in) investing activities	1,520.5	(117.8)	(301.1)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,875.6	1,710.1	983.3
Payments of long-term debt	(3,662.5)	(4,201.3)	(2,484.2)
Payments of financing fees	(1.9)	(7.0)	(2.0)
Change in short-term borrowings, net	(1,493.2)	392.1	1,099.6
Proceeds from exercise of stock options	—	—	0.6
Taxes paid related to net share settlement of equity awards	(17.3)	(17.4)	(7.9)
Contingent consideration payments	(18.9)	(28.6)	(48.5)
Cash dividends paid	(581.6)	(399.0)	—
Non-contingent payments for product rights	—	(456.0)	(143.3)
Issuance of common stock	3.3	—	—
Other items, net	18.6	(4.9)	(3.3)
Net cash used in financing activities	(3,877.9)	(3,012.0)	(605.7)
Effect on cash of changes in exchange rates	(38.9)	(30.9)	33.8
Net increase (decrease) in cash, cash equivalents and restricted cash	556.3	(143.8)	358.8
Cash, cash equivalents and restricted cash — beginning of period	706.2	850.0	491.1
Cash, cash equivalents and restricted cash — end of period	$1,262.5	$706.2	$850.0
Supplemental disclosures of cash flow information —
Non-cash transactions:
Common stock issued for the Combination	$—	$—	$10,727.5
Cash paid during the period for:
Income taxes	$735.2	$641.7	$324.4
Interest	$642.5	$684.8	$555.4
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
Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, and complex generics, including biosimilars prior to the Biocon Biologics Transaction. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. We conduct our business through four segments: Developed Markets, Greater China, JANZ, and Emerging Markets. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Upfront and milestone-related charges in connection with collaboration and licensing arrangements made prior to regulatory approval of a development product that were previously presented in Research and Development are now presented in Acquired IPR&D in the consolidated statements of operations.
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
Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary and began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our consolidated financial statements for the year ended December 31, 2022. The impacted net sales for the year ended December 31, 2022 and total assets at December 31, 2022 represented less than 1% of our consolidated net sales and total assets, respectively.
Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in Other (income) expense, net in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, with gains and losses included in Other (income) expense, net in the consolidated statements of operations. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.
Investments in equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in Other (income) expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in entities are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The share of net income or losses of equity method investments are included in Other (income) expense, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.
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
Indefinite-lived intangible assets, principally IPR&D acquired as part of business combinations, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested.
Acquired IPR&D. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses and are recorded in Acquired IPR&D in the consolidated statements of operations.
Contingent Consideration. Viatris records contingent consideration resulting from business acquisitions or divestitures at its estimated fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, operating results, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition or divestiture date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
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
Divestitures. For businesses that are divested, the Company records the net gain or loss on the sale within Other (income) expense, net. For divestitures of businesses, including divestitures of products that qualify as a business, the Company allocates the relative fair value of goodwill associated with the businesses in the determining the gain or loss on sale. The Company records amounts received as part of TSAs within Other (income) expense, net.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. The Company also has the CP Notes, Receivables Facility and the Note Securitization Facility. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facilities are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.

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
Receivables, including deferred consideration, with terms in excess of one year are initially recorded at their net present value using discount rates reflecting the relative credit risk.
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
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Basic earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$2,078.6	$(1,269.1)	$(669.9)
Shares (denominator):
Weighted average shares outstanding	1,212.1	1,208.8	601.2
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$1.71	$(1.05)	$(1.11)

Diluted earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$2,078.6	$(1,269.1)	$(669.9)
Shares (denominator):
Weighted average shares outstanding	1,212.1	1,208.8	601.2
Share-based awards	5.3	—	—
Total dilutive shares outstanding	1,217.4	1,208.8	601.2
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$1.71	$(1.05)	$(1.11)
The weighted average shares outstanding used in the computation of earnings per share for the year ended December 31, 2020 includes the effect of the 689.9 million shares issued for the closing of the Combination.
Additional stock awards and restricted ordinary shares were outstanding during the years ended December 31, 2022, 2021 and 2020 but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 11.8 million, 12.7 million and 10.3 million shares for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021, and December 16, 2021. The Company paid quarterly dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022, June 16, 2022, September 16, 2022 and December 16, 2022. On February 24, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 17, 2023 to shareholders of record as of the close of business on March 9, 2023. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP allows shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.

On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During 2022, the Company did not repurchase any shares of common stock under the share repurchase program. In January and February 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.
Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the consolidated statements of operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge cash or share payments required on conversion of issued convertible notes, 6) hedge a net investment in a foreign operation, or 7) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions. Derivatives are recognized as assets or liabilities in the consolidated balance sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included in within the same line item on the consolidated statements of operations as the hedged item. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the consolidated statements of operations within Other (income) expense, net.
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
The Company carries derivative instruments in the consolidated balance sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatility, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. In addition, the Company has designated certain long-term debt instruments as net investment hedges.
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

Accounting Standards Issued Not Yet Adopted
In March 2020, the FASB issued Accounting Standards Update 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which for a limited period of time adds ASC 848 to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. Entities can apply the provisions of ASU 2020-04 immediately, as applicable, and generally the provisions of the guidance are available through December 31, 2024 as entities transition away from reference rates that are expected to be discontinued. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities (acquirers) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. The ASU will be effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022 with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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

3.Revenue Recognition and Accounts Receivable
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2022, 2021, and 2020, respectively:

(In millions)	2022 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,160.4	2,190.7	922.6	1,615.9	9,889.6
Complex Gx and Biosimilars	1,218.0	0.6	44.1	50.7	1,313.4
Generics	3,390.5	9.9	665.7	949.0	5,015.1
Total Viatris	$9,768.9	$2,201.2	$1,632.4	$2,615.6	$16,218.1

(In millions)	2021 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,759.2	2,207.8	1,197.1	1,677.2	10,841.3
Complex Gx and Biosimilars	1,241.6	0.2	46.5	53.8	1,342.1
Generics	3,427.9	4.8	783.8	1,413.7	5,630.2
Total Viatris	$10,428.7	$2,212.8	$2,027.4	$3,144.7	$17,813.6

(In millions)	2020 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	3,920.7	253.9	617.0	443.3	5,234.9
Complex Gx and Biosimilars	1,202.6	0.7	42.8	49.4	1,295.5
Generics	3,387.6	5.3	535.5	1,361.1	5,289.5
Total Viatris	$8,510.9	$259.9	$1,195.3	$1,853.8	$11,819.9
____________
(a)Amounts for the year ended December 31, 2022 include the unfavorable impact of foreign currency translations compared to the prior year period.
(b)Amounts for the year ended December 31, 2022 reflect a decrease of approximately $63.5 million related to the year over year impact of the sale of the biosimilars business in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.

The following table presents net sales on a consolidated basis for select key products for the years ended December 31, 2022 and 2021, respectively:

	Year Ended December 31,
(In millions)	2022	2021
Select Key Global Products
Lipitor ®	$1,635.2	$1,663.2
Norvasc ®	775.1	824.7
Lyrica ®	623.8	728.5
Viagra ®	458.9	533.8
EpiPen® Auto-Injectors	378.0	391.7
Celebrex ®	338.1	344.4
Creon ®	304.0	309.8
Effexor ®	279.6	316.8
Zoloft ®	246.2	284.3
Xalabrands	195.1	226.0

Select Key Segment Products
Influvac ®	$225.5	$299.3
Yupelri ®	202.1	161.9
Dymista ®	179.8	168.0
Amitiza ®	167.9	201.5
Xanax ®	156.5	185.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the year ended December 31, 2022 include the unfavorable impact of foreign currency translations compared to the prior year period.
(d)Amounts for the year ended December 31, 2020 are not presented due to the significance of products acquired as part of the Combination.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
(In millions)	2022	2021	2020
Gross sales	$27,662.1	$30,553.4	$19,899.1
Gross to net adjustments:
Chargebacks	(6,192.2)	(5,530.1)	(3,656.2)
Rebates, promotional programs and other sales allowances	(4,346.2)	(6,135.6)	(3,765.5)
Returns	(296.7)	(384.6)	(329.7)
Governmental rebate programs	(608.9)	(689.5)	(327.8)
Total gross to net adjustments	$(11,444.0)	$(12,739.8)	$(8,079.2)
Net sales	$16,218.1	$17,813.6	$11,819.9

The following is a rollforward of the categories of variable consideration during 2022:

(In millions)	Balance at December 31, 2021	Current Provision Related to Sales Made in the Current Period	Balances Divested	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2022
Chargebacks	$591.7	$6,192.2	$(53.4)	$(6,205.6)	$(1.5)	$523.4
Rebates, promotional programs and other sales allowances	1,373.0	4,346.2	(215.1)	(4,177.5)	(42.4)	1,284.2
Returns	686.8	296.7	(16.0)	(447.6)	(6.5)	513.4
Governmental rebate programs	399.2	608.9	(34.1)	(602.4)	(5.1)	366.5
Total	$3,050.7	$11,444.0	$(318.6)	$(11,433.1)	$(55.5)	$2,687.5
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra-asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2022 and 2021, respectively:

(In millions)	December 31, 2022	December 31, 2021
Accounts receivable, net	$1,798.7	$1,688.6
Other current liabilities	888.8	1,362.1
Total	$2,687.5	$3,050.7
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
Accounts receivable, net was comprised of the following at December 31, 2022 and 2021, respectively:

(In millions)	December 31, 2022	December 31, 2021
Trade receivables, net	$3,243.8	$3,774.4
Other receivables	570.7	492.0
Accounts receivable, net	$3,814.5	$4,266.4
Total allowances for doubtful accounts were $114.7 million and $154.5 million at December 31, 2022 and 2021, respectively. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 23% and 18% of the accounts receivable balances represent amounts due from three customers at December 31, 2022 and 2021, respectively.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $34.7 million and $29.6 million of accounts receivable as of December 31, 2022 and 2021 under these factoring arrangements, respectively.

4.Acquisitions and Other Transactions
Oyster Point Acquisition
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $425 million in cash, which includes $11 per share paid to Oyster Point stockholders through a tender offer and the repayment of the principal amount of certain debt of Oyster Point. In addition to the upfront cash consideration, each Oyster Point stockholder received one non-tradeable contingent value right representing up to an additional $2 per share, or approximately $60 million in the aggregate, contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance, which are expected to be determined by the end of the first quarter of 2023. Oyster Point is a commercial-stage biopharmaceutical company focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
The Company expects to account for this transaction as a business combination. The accounting impact of this acquisition and the results of the operations for Oyster Point will be included in our consolidated financial statements beginning in the first quarter of 2023. Due to the proximity of the closing date of this acquisition to the date of this filing, the initial accounting for this acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed.
Famy Life Sciences Acquisition
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a private-owned research company with a complementary portfolio of ophthalmology therapies under development, for a consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 to grant the Company rights with respect to acquiring certain pharmaceutical products and had additionally acquired shares representing approximately 13.5% equity interest in Famy Life Sciences for $25.0 million during the year ended December 31, 2020. The investment was accounted for in accordance with ASC 321, Investments - Equity Securities.

The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023. The Company expects to recognize a gain of $18.9 million during the first quarter of 2023 as a result of remeasuring its pre-existing 13.5% equity interest in Famy Life Sciences to fair value, which will be recognized as a component of Other (income) expense, net in the consolidated statements of operations.

The Company expects to account for this transaction as a business combination. The accounting impact of this acquisition and the results of the operations for Famy Life Sciences will be included in our consolidated financial statements beginning in the first quarter of 2023. Due to the proximity of the closing date of this acquisition to the date of this filing, the initial accounting for this acquisition is incomplete, pending identification and measurement of the assets acquired and liabilities assumed.
Upjohn Business Combination Agreement
On July 29, 2019, Mylan, Pfizer, Upjohn, a wholly-owned subsidiary of Pfizer, and certain other affiliated entities entered into a Business Combination Agreement pursuant to which Mylan would combine with the Upjohn Business in a Reverse Morris Trust transaction. The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which includes 20 primarily off-patent oral solid dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®. The Combination was completed on November 16, 2020.
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

The Company recorded a step-up in the fair value of inventory of approximately $1.43 billion at the acquisition date. During the twelve months ended December 31, 2021 and 2020, the Company recorded amortization of the inventory step-up of approximately $1.19 billion and $238.2 million, respectively, which was included in cost of sales in the consolidated statements of operations. The inventory step-up was fully amortized during 2021. In addition, a step-up in the fair value of property, plant and equipment of approximately $385.0 million was recognized. The related depreciation is being expensed over a service life of five years for machinery and equipment and between 10 and 20 years for buildings.

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

Year Ended December 31,
(Unaudited, in millions, except per share amounts)	2020
Total revenues	$18,284.8
Net earnings	$1,483.7
Earnings per share:
Basic	$1.23
Diluted	$1.23
Weighted average shares outstanding:
Basic	1,206.8
Diluted	1,207.7

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

5.Divestitures
Biocon Biologics Transaction

On February 27, 2022, Viatris entered into a definitive agreement with Biocon Biologics to contribute its biosimilars portfolio to Biocon Biologics. The transaction subsequently closed on November 29, 2022, creating what Viatris expects to be a unique fully vertically integrated global biosimilars leader. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million. An amount of cash equal to all or a portion of the closing working capital target may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Refer to Note 6 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The term of the transition services agreement is generally up to two years. Under the transition services agreement, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup.

Upon closing, the Company recognized a gain on sale of approximately $1.75 billion for the difference between the consideration received, including the fair value of the CCPS, and the carrying value of the biosimilars portfolio (including an allocation of goodwill). The gain was recognized as a component of Other (income) expense, net in the consolidated statement of operations during the year ended December 31, 2022. The Company has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022. For the period from January 1, 2022 to November 29, 2022, total revenues relating to the biosimilars portfolio which was subsequently contributed to Biocon Biologics were approximately $611.5 million.

The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other assets in the consolidated balance sheet as of December 31, 2022. Refer to Note 10 Financial Instruments and Risk Management for further discussion.
The Company had previously entered into an exclusive collaboration with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. The collaboration was terminated upon closing of the Biocon Biologics Transaction.
Other Potential Divestitures
In November 2022, the Company provided an update on the strategic priorities announced in February 2022, including identifying the following businesses no longer considered core to its future strategy that the Company intends to divest:
•OTC;
•API (while retaining some selective development API capabilities);
•Women’s health care, primarily related to our oral and injectable contraceptives. This does not include all of our women’s health care related products; as an example, our Xulane® product in the U.S. is excluded; and
•Upjohn Distributor Markets.

In the fourth quarter of 2022, we determined that our Upjohn Distributor Markets should be classified as held for sale in the December 31, 2022 consolidated balance sheet. Upon classification as held for sale, we recognized a total charge of $374.2 million. This was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. Assets held for sale associated with the Upjohn Distributor Markets consisted of intangible assets of $230.3 million as of December 31, 2022. If these transactions are not completed during 2023, the distribution arrangements will expire and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred. These additional charges could be in excess of $300 million.

On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the year ended December 31, 2021.

6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,259.9	$701.2	$844.4
Restricted cash, included in other current and non-current assets	2.6	5.0	5.6
Cash, cash equivalents and restricted cash	$1,262.5	$706.2	$850.0
Inventories

(In millions)	December 31, 2022	December 31, 2021
Raw materials	$571.5	$922.4
Work in process	755.4	993.3
Finished goods	2,192.6	2,062.0
Inventories	$3,519.5	$3,977.7
Inventory reserves totaled $484.8 million and $519.0 million at December 31, 2022 and 2021, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $326.1 million, $474.9 million and $206.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2022	December 31, 2021
Prepaid expenses	$194.6	$256.7
Available-for-sale fixed income securities	35.3	38.2
Fair value of financial instruments	134.7	144.6
Equity securities	42.6	51.0
Other current assets	1,404.0	1,467.1
Prepaid expenses and other current assets	$1,811.2	$1,957.6
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2022	December 31, 2021
Machinery and equipment	$2,936.7	$3,054.0
Buildings and improvements	1,539.7	1,808.5
Construction in progress	474.0	588.7
Land and improvements	133.4	137.9
Gross property, plant and equipment	5,083.8	5,589.1
Accumulated depreciation	2,059.3	2,400.5
Property, plant and equipment, net	$3,024.5	$3,188.6

Capitalized software costs included in our consolidated balance sheets were $121.5 million and $62.3 million, net of accumulated depreciation, at December 31, 2022 and 2021, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $349.5 million, $509.5 million and $289.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Other assets

(In millions)	December 31, 2022	December 31, 2021
CCPS in Biocon Biologics	$997.4	$—
Operating lease right-of-use assets	259.3	290.8
Non-marketable equity investments	94.0	81.4
Deferred consideration due from Biocon Biologics	299.5	—
Other long-term assets	753.3	798.5
Other assets	$2,403.5	$1,170.7
Accounts payable

(In millions)	December 31, 2022	December 31, 2021
Trade accounts payable	$1,158.0	$1,056.1
Other payables	608.6	601.3
Accounts payable	$1,766.6	$1,657.4
Other current liabilities

(In millions)	December 31, 2022	December 31, 2021
Accrued sales allowances	$888.8	$1,362.1
Payroll and employee benefit liabilities	746.8	741.9
Legal and professional accruals, including litigation accruals	297.2	715.6
Contingent consideration	64.4	66.7
Accrued restructuring	95.3	233.5
Accrued interest	80.2	86.6
Fair value of financial instruments	187.0	61.0
Operating lease liability	80.6	86.7
Due to Biocon Biologics	22.5	—
Other	978.1	1,265.5
Other current liabilities	$3,440.9	$4,619.6
Other long-term obligations

(In millions)	December 31, 2022	December 31, 2021
Employee benefit liabilities	$544.6	$876.4
Contingent consideration (1)	310.6	133.0
Tax related items, including contingencies	414.6	426.1
Operating lease liability	181.4	200.9
Accrued restructuring	60.4	64.3
Other	244.9	232.9
Other long-term obligations	$1,756.5	$1,933.6

(1)    Includes a total of $221.2 million due to Biocon Biologics. Refer to Note 10 Financial Instruments and Risk Management for additional information.

7.Leases
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
As of December 31, 2022, the Company recognized ROU assets of $259.3 million and total lease liabilities of $262.0 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 6 Balance Sheet Components for additional information.
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
Other information related to leases was as follows:

As of December 31, 2022
Remaining lease terms	1 year to 22 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	3.0%
As of December 31, 2022, maturities of lease liabilities were as follows:

(In millions)
Year ending December 31,
2023	$76.4
2024	63.4
2025	38.6
2026	30.2
2027	23.1
Thereafter	52.3
Total lease payments	$284.0
Less imputed interest	22.0
Total lease liability	$262.0
As of December 31, 2022, the Company did not have any significant leases that have not yet commenced. For the years ended December 31, 2022, 2021 and 2020, the Company had operating lease expense of approximately $90.9 million, $97.6 million and $80.7 million, respectively. Operating lease costs are classified primarily as SG&A and cost of sales in the consolidated statements of operations.

8.Equity Method Investments
The Company had three equity method investments in limited liability companies that owned refined coal production plants whose activities qualified for income tax credits under Section 45 of the Code. The Company did not consolidate these entities as we had determined that we were not the primary beneficiary of these entities and did not have the power to individually direct the activities of these entities. Accordingly, these investments were accounted for under the equity method of accounting. For each of the clean energy investments, the Company had entered into notes payable with the respective project sponsor, which in part were paid to the sponsor as certain production levels were met. The law that provided for IRC Section 45 tax credits expired during the year ended December 31, 2021for all three clean energy investments and all of the clean energy investments have wound down operations.
During the years ended December 31, 2021 and 2020, the Company reduced its long-term obligations for its three investments as a result of lower than anticipated production levels and lower expected future variable debt payments to the respective project sponsor. The Company recognized a net gain of approximately $5.7 million and $21.4 million, respectively, which was recognized as a component of Other (income) expense, net in the consolidated statements of operations.
The carrying values and respective balance sheet location of the Company’s clean energy investments were as follows at December 31, 2021:

(In millions)	December 31, 2021
Other current liabilities	10.9
Summarized financial information, in the aggregate, for the Company’s three equity method, clean energy investments on a 100% basis as of December 31, 2021 and for the years ended December 31, 2021 and 2020 are as follows:

(In millions)	December 31, 2021
Current assets	$4.2
Noncurrent assets	0.5
Total assets	4.7
Current liabilities	2.8
Total liabilities	2.8
Net assets	$1.9

	Year Ended December 31,
(In millions)	2021	2020
Total revenues	$326.7	$374.5
Gross loss	(4.6)	(4.6)
Operating and non-operating expense	16.8	19.0
Net loss	$(21.4)	$(23.6)
The Company’s net losses from its equity method investments included amortization expense related to the excess of the cost basis of the Company’s investment over the underlying assets of each individual investee. For the years ended December 31, 2021 and 2020, the Company recognized net losses from equity method investments of $61.9 million, and $48.4 million, respectively, which were recognized as a component of Other (income) expense, net in the consolidated statements of operations. The Company recognized the income tax credits and benefits from the clean energy investments as part of its provision for income taxes.

Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ	Emerging Markets (2)	Total
Balance at December 31, 2020:	$9,184.5	$738.3	$864.0	$1,560.2	$12,347.0
Measurement period and other adjustments	67.7	220.4	(30.9)	38.4	295.6
Foreign currency translation	(528.8)	10.8	(56.8)	45.9	(528.9)
Balance at December 31, 2021:	$8,723.4	$969.5	$776.3	$1,644.5	$12,113.7
Disposition (3)	(743.9)	(2.7)	(32.6)	(140.5)	(919.7)
Impairment	—	—	—	(117.0)	(117.0)
Foreign currency translation	(518.0)	(26.2)	(54.7)	(52.3)	(651.2)
Balance at December 31, 2022	$7,461.5	$940.6	$689.0	$1,334.7	$10,425.8
____________
(1)Balances as of December 31, 2022, 2021 and 2020 include accumulated impairment losses of $385.0 million.
(2)Balance as of December 31, 2022 includes accumulated impairment loss of $117.0 million.
(3)Reflects goodwill relating to the biosimilars portfolio. Refer to Note 5 Divestitures for additional information.

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. As a result of the Biocon Biologics Transaction (refer to Note 5 Divestitures for additional information) and the decline in the Company’s share price during the first quarter of 2022, the Company performed an interim goodwill impairment test as of March 31, 2022. The Company performed the annual goodwill impairment test as of April 1, 2022. There were no significant changes from the interim goodwill test performed at March 31, 2022 and the results were consistent with the interim goodwill impairment test.
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

For the JANZ reporting unit, the estimated fair value exceeded its carrying value by approximately $231 million or 7.4% for both the interim and annual goodwill impairment tests. As it relates to the income approach for the JANZ reporting unit at March 31, 2022 and April 1, 2022, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 4.8%. A terminal year value was calculated assuming no revenue growth rate. The discount rate utilized was 6.0% and the estimated tax rate was 30.4%. Under the market-based approach, we utilized an estimated market multiple of 6.0 times EBITDA plus a control premium of 15.0%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 2.0% would result in an impairment charge for the JANZ reporting unit.
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
Subsequent to the completion of the interim goodwill impairment test and in conjunction with the Biocon Biologics Transaction, the Company allocated goodwill to its biosimilars portfolio using a relative fair value approach and reclassified the amount to assets held for sale. Upon closing of the Biocon Biologics Transaction on November 29, 2022, we derecognized goodwill of $919.7 million allocated to the biosimilars portfolio.
In the fourth quarter of 2022, we determined that our Upjohn Distributor Markets should be classified as held for sale in the December 31, 2022 consolidated balance sheet. The Company allocated goodwill to its Upjohn Distributor Markets using a relative fair value approach and recorded a goodwill impairment charge of $117.0 million within the Emerging Markets reporting unit, which was recorded within SG&A in the consolidated statement of operations. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the disposal of the Upjohn Distributor Markets being below the carrying value of the net assets of the disposal group.
Refer to Note 5 Divestitures for additional information.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

Intangible Assets, Net
Intangible assets consist of the following components at December 31, 2022 and 2021:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2022
Product rights, licenses and other (1)	15	$37,490.5	$14,923.6	$22,566.9
In-process research and development		40.2	—	40.2
		$37,530.7	$14,923.6	$22,607.1
December 31, 2021
Product rights, licenses and other (1)	15	$39,006.2	$12,918.5	$26,087.7
In-process research and development		46.5	—	46.5
		$39,052.7	$12,918.5	$26,134.2
____________
(1)Represents amortizable intangible assets. Other intangibles consist principally of customer lists and contractual rights.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2022
Brands	$8,762.2	$5,632.3	$1,061.3	$3,122.5	$18,578.3
Complex Gx and Biosimilars	177.5	—	0.9	—	178.4
Generics	3,271.4	10.6	263.3	263.9	3,809.2
Total Product Rights and Licenses	$12,211.1	$5,642.9	$1,325.5	$3,386.4	$22,565.9

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2021
Brands	$10,066.6	$6,102.9	$1,174.8	$3,801.7	$21,146.0
Complex Gx and Biosimilars	226.8	—	1.5	—	228.3
Generics	4,020.2	12.1	319.5	358.4	4,710.2
Total Product Rights and Licenses	$14,313.6	$6,115.0	$1,495.8	$4,160.1	$26,084.5

Amortization expense and intangible asset disposal & impairment charges, which are included as a component of amortization expense, are classified primarily within cost of sales in the consolidated statements of operations, and were as follows for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(In millions)	2022	2021	2020
Intangible asset amortization expense	$2,504.6	$2,702.2	$1,605.8
IPR&D intangible asset impairment charges	0.6	19.4	37.4
Finite-lived intangible asset disposal & impairment charges	172.9	83.4	45.0
Total intangible asset amortization expense (including disposal & impairment charges)	$2,678.1	$2,805.0	$1,688.2
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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of the current competitive environment and future market expectations. A discount rate of 9.0% was utilized in the valuations performed during the years ended December 31, 2021 and 2020. Any future long-lived assets impairment charges could have a material impact in the Company’s consolidated financial condition and results of operations.
In the fourth quarter of 2022, the Company recognized an intangible asset charge of approximately $172.9 million, which was recorded within Cost of Sales in the consolidated statement of operations, to write down the disposal group to fair value, less cost to sell, related to our Upjohn Distributor Markets, which was classified as held for sale. The Company has approximately $230.3 million of intangible assets related to the Upjohn Distributor Markets that have been classified as held for sale in the December 31,2022 consolidated balance sheet. Refer to Note 5 Divestitures for additional information.
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the year ended December 31, 2021.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. A discount rate of 10.5% was utilized in the valuations performed during the year ended December 31, 2022. Discount rates ranging between 7.0% and 9.0%, and 9.0% and 11.0% were utilized in the valuations performed during the years ended December 31, 2021 and 2020, respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 10, Financial Instruments and Risk Management. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
Intangible asset amortization expense for the years ending December 31, 2023 through 2027 is estimated to be as follows:

(In millions)
2023	$2,322
2024	2,230
2025	2,136
2026	2,083
2027	1,871
10.Financial Instruments and Risk Management
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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries and a portion of forecasted intercompany inventory sales denominated in Euro, Japanese Yen, Chinese Renminbi and Indian Rupee for up to twenty-four months. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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

The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(in millions)	Principal Amount	December 31, 2022	December 31, 2021
Euro
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
0.816% Euro Senior Notes due 2022 (1)	750.0	—	750.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€5,850.0	€5,100.0	€5,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)The Senior Notes were repaid at maturity during the second quarter of 2022.
At December 31, 2022, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $305.1 million.
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
The following table summarizes the classification and fair values of derivative instruments in our consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2022 Fair Value	December 31, 2021 Fair Value	Balance Sheet Location	December 31, 2022 Fair Value	December 31, 2021 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$30.4	$62.0	Other current liabilities	$26.4	$4.3
Total derivatives designated as hedges		30.4	62.0		26.4	4.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	104.3	82.6	Other current liabilities	160.6	56.7
Total derivatives not designated as hedges		104.3	82.6		160.6	56.7
Total derivatives		$134.7	$144.6		$187.0	$61.0

The following tables summarize information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings			Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2022	2021	2020	2022	2021	2020
Derivative Financial Instruments in Fair Value Hedge Relationships (1) :
Interest rate swaps	Interest expense (3)	$—	$—	$22.1	$—	$—	$—
2023 Senior Notes (3.125% coupon)	Interest expense (3)	—	—	(22.1)	—	—	—
Derivative Financial Instruments in Cash Flow Hedging Relationships :
Foreign currency forward contracts	Other (income) expense, net (4)	—	—	—	—	—	7.1
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (3)	(82.1)	39.3	(10.1)	—	—	—
Total		$(82.1)	$39.3	$(10.1)	$—	$—	$7.1

		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives			Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2022	2021	2020	2022	2021	2020
Derivative Financial Instruments in Cash Flow Hedging Relationships (2) :
Foreign currency forward contracts	Net sales (5)	$34.2	$45.8	$20.6	$89.2	$30.9	$4.8
Interest rate swaps	Interest expense (5)	(3.5)	(3.4)	—	(4.5)	(4.3)	(4.5)
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		360.1	436.6	(346.4)	—	—	—
Total		$390.8	$479.0	$(325.8)	$84.7	$26.6	$0.3
____________
(1)In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The amount included in the above tables represents the fair value adjustment recognized at the date the interest rate swaps were settled.
(2)At December 31, 2022, the Company expects that approximately $8.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
(3)Represents the location of the gain/(loss) recognized in earnings on derivatives.
(4)Represents the location of the gain excluded from the assessment of hedge effectiveness.
(5)Represents the location of the gain/(loss) reclassified from AOCE into earnings.
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2022			December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$688.8	$—	$—	$50.9	$—	$—
Total cash equivalents	688.8	—	—	50.9	—	—
Equity securities:
Exchange traded funds	42.4	—	—	50.3	—	—
Marketable securities	0.2	—	—	0.7	—	—
Total equity securities	42.6	—	—	51.0	—	—
CCPS in Biocon Biologics	—	—	997.4	—	—	—
Available-for-sale fixed income investments:
Corporate bonds	—	13.2	—	—	16.6	—
U.S. Treasuries	—	11.7	—	—	14.6	—
Agency mortgage-backed securities	—	4.7	—	—	2.0	—
Asset backed securities	—	5.1	—	—	4.6	—
Other	—	0.6	—	—	0.4	—
Total available-for-sale fixed income investments	—	35.3	—	—	38.2	—
Foreign exchange derivative assets	—	134.7	—	—	144.6	—
Total assets at recurring fair value measurement	$731.4	$170.0	$997.4	$101.9	$182.8	$—
Financial Liabilities
Foreign exchange derivative liabilities	$—	$187.0	$—	$—	$61.0	$—
Contingent consideration	—	—	375.0	—	—	199.7
Total liabilities at recurring fair value measurement	$—	$187.0	$375.0	$—	$61.0	$199.7

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2022 and 2021, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other (income) expense, net, in the consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other (income) expense, net, in the consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics and changes in volatility and discount rates. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other (income) expense, net, in the consolidated statements of operations for that period.

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
Contingent Consideration
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair Diskus® incorporating Pfizer’s Respiratory Delivery Platform. The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of Wixela Inhub® (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the Wixela Inhub® occurred in February 2019.
As of December 31, 2022, the Company has a contingent consideration liability of $132.0 million related to the Respiratory Delivery Platform and $221.2 million related to the Biocon Biologics Transaction. The contingent consideration liability related to the Biocon Biologics Transaction represents the amount of the closing working capital target to which the parties have agreed that may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At December 31, 2022 and 2021, discount rates ranging from 6.4% to 9.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2020 to December 31, 2022 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2020	$100.5	$123.1	$223.6
Payments	(83.2)	—	(83.2)
Reclassifications	49.4	(49.4)	—
Accretion	—	9.0	9.0
Fair value loss (3)	—	50.3	50.3
Balance at December 31, 2021	$66.7	$133.0	$199.7
Payments	(64.1)	—	(64.1)
Biocon Biologics Transaction	—	220.0	220.0
Reclassifications	61.8	(61.8)	—
Accretion	—	8.2	8.2
Fair value loss (3)	—	11.2	11.2
Balance at December 31, 2022	$64.4	$310.6	$375.0
____________
(1)Included in other current liabilities in the consolidated balance sheets.
(2)Included in other long-term obligations in the consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the consolidated statements of operations.
Although the Company has not elected the fair value option for financial assets and liabilities other than the CCPS, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

(In millions)	Balance Sheet Location	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$38.0	$—	$(2.7)	$35.3
		$38.0	$—	$(2.7)	$35.3
December 31, 2021
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$38.1	$0.1	$—	$38.2
		$38.1	$0.1	$—	$38.2
Maturities of available-for-sale fixed income investments at fair value as of December 31, 2022, were as follows:

(In millions)
Mature within one year	$1.0
Mature in one to five years	18.4
Mature in five years and later	15.9
$35.3
11.Debt
Short-Term Borrowings
The Company did not have any short-term borrowings as of December 31, 2022 and had $1.49 billion of short-term borrowings as of December 31, 2021.

(In millions)	December 31, 2022	December 31, 2021
Commercial paper notes	$—	$1,173.4
Receivables Facility	—	318.5
Other	—	1.1
Short-term borrowings	$—	$1,493.0
The following provides an overview of the Company’s short-term credit facilities.
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility which expires in April 2025 and a $200 million Note Securitization Facility which expires in August 2023. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time.
Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775% and under the Note Securitization Facility at the relevant base rate plus 0.85% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2022. As of December 31, 2022 and 2021, the Company had $474.9 million and $388.9 million, respectively, of accounts receivable balances sold to its subsidiary Mylan Securitization under the Receivables Facility.

Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of December 31, 2022	December 31, 2022	December 31, 2021
Current portion of long-term debt:
2022 Euro Senior Notes (a) ****	0.816%	—	856.6
2022 Senior Notes (b) ***	1.125%	—	1,002.9
2023 Senior Notes (c) *	3.125%	750.6	—
2023 Senior Notes *	4.200%	499.8	—
Other		0.7	0.9
Deferred financing fees		(0.6)	(0.1)
Current portion of long-term debt		$1,250.5	$1,860.3

Non-current portion of long-term debt:
2023 Senior Notes (c) *	3.125%	—	766.1
2023 Senior Notes *	4.200%	—	499.6
2024 Euro Senior Notes **	2.250%	1,069.8	1,135.8
2024 Euro Senior Notes ****	1.023%	813.5	871.6
2025 Euro Senior Notes *	2.125%	534.8	567.8
2025 Senior Notes ***	1.650%	759.6	763.4
2026 Senior Notes **	3.950%	2,243.2	2,241.4
2027 Euro Senior Notes ****	1.362%	945.9	1,013.0
2027 Senior Notes ***	2.300%	775.3	780.8
2028 Euro Senior Notes **	3.125%	798.5	847.4
2028 Senior Notes *	4.550%	748.9	748.7
2030 Senior Notes ***	2.700%	1,512.8	1,520.5
2032 Euro Senior Notes ****	1.908%	1,444.4	1,546.6
2040 Senior Notes ***	3.850%	1,650.6	1,657.1
2043 Senior Notes *	5.400%	497.4	497.3
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,200.8	2,205.1
YEN Term Loan Facility	Variable	305.1	347.6
Other		2.0	1.9
Deferred financing fees		(35.1)	(42.3)
Long-term debt		$18,015.2	$19,717.1
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
*     Instrument was issued by Mylan Inc.
**     Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Senior Notes
Upjohn Senior Notes
In connection with the Combination, in June 2020, Viatris and Upjohn Finance B.V. completed privately placed debt offerings of $7.45 billion aggregate principal amount of the Unregistered Upjohn U.S. Dollar Notes and €3.60 billion aggregate principal amount of the Upjohn Euro Notes, respectively.
The Unregistered Upjohn U.S. Dollar Notes were issued pursuant to an indenture dated June 22, 2020 in a private offering exempt from the registration requirements of the Securities. In October 2021, substantially all of the then-outstanding $7.45 billion aggregate principal amount of Unregistered Upjohn U.S. Dollar Notes were exchanged for Registered Upjohn Notes registered under the Securities Act in the same aggregate principal amount and with terms substantially identical in all material respects with the corresponding series of Unregistered Upjohn U.S. Dollar Notes.
The Upjohn Euro Notes were issued pursuant to an indenture dated June 23, 2020 in a private offering exempt from the registration requirements of the Securities Act. Viatris and Upjohn Finance B.V. are U.S. dollar functional entities.
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
YEN Term Loan Facility and 2021 Revolving Facility
In July 2021, Viatris entered into (i) the ¥40 billion YEN Term Loan Facility and (ii) the $4.0 billion 2021 Revolving Facility with various syndicates of banks. The YEN Term Loan Facility and the 2021 Revolving Facility will mature in July 2026 and contain customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which set the Maximum Leverage Ratio as of the end of any quarter at 4.25 to 1.00 for each quarter ending after June 30, 2021 through and including June 30, 2022, 4.0 to 1.00 for each quarter ending after June 30, 2022 through and including December 31, 2022 and 3.75 to 1.00 thereafter, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. Up to $1.65 billion of the 2021 Revolving Facility will be available to repay outstanding borrowings under our Commercial Paper Program if necessary.
Fair Value
At December 31, 2022 and 2021, the aggregate fair value of the Company’s outstanding notes was approximately $15.36 billion and $22.01 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2022 were as follows for each of the periods ending December 31:

(In millions)	Total
2023	$1,250
2024	1,873
2025	1,285
2026	2,555
2027	1,660
Thereafter	10,091
Total	$18,714
12.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2022	December 31, 2021
Accumulated other comprehensive loss:
Net unrealized (loss) on marketable securities, net of tax	$(2.3)	$—
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	268.5	32.2
Net unrecognized (loss)/gain on derivatives in cash flow hedging relationships, net of tax	(18.5)	9.2
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	377.0	16.7
Foreign currency translation adjustment	(3,385.9)	(1,802.4)
	$(2,761.2)	$(1,744.3)

Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			47.8	460.1	(2.8)	276.3	(1,583.5)	(802.1)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(89.2)		(89.2)					(89.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						3.2		3.2
Net other comprehensive earnings (loss), before tax			(36.9)	460.1	(2.8)	279.1	(1,583.5)	(884.0)
Income tax provision			(9.2)	99.8	(0.5)	42.8	—	132.9
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)

	Year Ended December 31, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			62.7	456.8	(1.1)	67.0	(1,340.9)	(755.5)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(30.9)		(30.9)					(30.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.3	4.3					4.3
Amortization of prior service costs included in SG&A						(0.5)		(0.5)
Amortization of actuarial loss included in SG&A						7.4		7.4
Net other comprehensive earnings (loss), before tax			36.1	456.8	(1.1)	73.9	(1,340.9)	(775.2)
Income tax provision			8.9	86.5	0.1	15.6	—	111.1
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)

	Year Ended December 31, 2020
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2019, net of tax			$(31.6)	$(74.3)	$0.6	$(17.4)	$(1,674.5)	$(1,797.2)
Other comprehensive (loss) earnings before reclassifications, before tax			18.5	(305.2)	0.6	(12.1)	1,213.0	914.8
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(4.8)		(4.8)					(4.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						—		—
Amortization of actuarial loss included in SG&A						(1.9)		(1.9)
Net other comprehensive (loss) earnings, before tax			18.2	(305.2)	0.6	(14.0)	1,213.0	912.6
Income tax provision (benefit)			4.6	(25.9)	—	(5.3)	—	(26.6)
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)

13.Income Taxes
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2022	2021	2020
U.S. Federal:
Current	$115.3	$12.6	$(6.4)
Deferred	263.7	(182.7)	(277.0)
	379.0	(170.1)	(283.4)
U.S. State:
Current	26.5	7.7	(0.1)
Deferred	20.3	(10.8)	7.7
	46.8	(3.1)	7.6
Non-U.S.:
Current	618.7	(91.3)	168.7
Deferred	(309.9)	869.2	55.8
	308.8	777.9	224.5
Income tax provision (benefit)	$734.6	$604.7	$(51.3)
Earnings before income taxes:
United States	794.8	(1,982.5)	(945.5)
Foreign - Other	2,018.4	1,318.1	224.3
Total earnings (loss) before income taxes	$2,813.2	$(664.4)	$(721.2)
For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2022	December 31, 2021
Deferred tax assets:
Employee benefits	$129.6	$271.3
Litigation reserves	20.5	94.4
Accounts receivable allowances	446.2	425.9
Inventory	159.3	187.8
Tax credit and loss carry-forwards	760.3	1,256.0
Operating lease assets	56.2	63.6
Interest expense	94.8	111.6
Intangible assets	149.3	151.1
Other	209.3	327.8
	2,025.5	2,889.5
Less: Valuation allowance	(387.0)	(780.4)
Total deferred tax assets	1,638.5	2,109.1
Deferred tax liabilities:
Plant and equipment	56.6	19.6
Operating lease liabilities	56.2	63.6
Intangible assets and goodwill	2,880.3	3,468.3
Other	151.5	39.9
Total deferred tax liabilities	3,144.6	3,591.4
Deferred tax liabilities, net	$(1,506.1)	$(1,482.3)
For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $2.6 billion at December 31, 2022. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate of 21.0%, due to the following:

	Year Ended December 31,
	2022	2021	2020
Statutory tax rate	21.0%	21.0%	21.0%

Clean energy and research credits	—%	9.8%	12.8%
Foreign rate differential	(3.6)%	31.4%	8.6%
Expiration of attributes	9.8%	—%	—%
Goodwill impairment	6.5%	—%	—%
State income taxes and credits	1.3%	(0.6)%	(1.6)%
Tax settlements and resolution of certain tax positions	1.0%	0.9%	(3.8)%
Impact of the Combination and divestitures	(6.7)%	(109.7)%	(35.5)%
Incremental U.S. tax on foreign earnings	2.0%	(36.9)%	(3.6)%
Valuation allowance	(13.6)%	(8.4)%	24.6%
Deferred tax impact of tax law changes	5.4%	7.0%	—%
Withholding taxes	1.5%	(1.3)%	(1.6)%
Waived deductions under IRC § 59A	—%	—%	(3.3)%
Other items	1.5%	(4.2)%	(10.5)%
Effective tax rate	26.1%	(91.0)%	7.1%
In all years, our effective tax rate is impacted by the jurisdictional location of earnings and the corresponding tax rates in those jurisdictions. Subsequent to the Combination, the Company realizes benefits from lower tax rates in Singapore and Puerto Rico due to manufacturing and other incentives.
Prior to the Combination, Mylan was a U.K. tax resident, with its Corporate seat in the Netherlands. As of the date of the Combination, Viatris is domiciled in the U.S., and the applicable income tax rate to Viatris is the U.S. statutory federal income tax rate of 21.0%. The effective tax rate reconciliations of the years ended December 31, 2021 and December 31, 2020 have been recast to reflect this change.
During the year ended December 31, 2022, a     Puerto Rico net operating loss, which was recorded in conjunction with the Combination, expired unutilized resulting in a $274.4 million write-off of deferred tax asset and corresponding valuation allowance. The expiration and valuation allowance impacts are reflected in the above table.
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2022, a valuation allowance has been applied to certain deferred tax assets in the amount of $387.0 million.
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
Net Operating Losses
As of December 31, 2022, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $4.6 million.

•U.S. state income tax loss carryforwards of approximately $2.90 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $1.01 billion, of which $810.8 million can be carried forward indefinitely, with the remaining $195.1 million expiring in years 2023 through 2042.
•Foreign deductible attributes of $37.3 million that can be carried forward indefinitely, which are offset by a full valuation allowance.
•U.S. and foreign credit carryovers of $213.3 million, expiring in various amounts through 2042.
•Anticipatory foreign tax credits of $196.1 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.
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
CARES Act
On March 27, 2020, the CARES Act was enacted and signed into law. The CARES Act includes several provisions, including increasing the amount of deductible interest, allowing companies to carryback certain NOLs, and increasing the amount of NOLs that corporations can use to offset income. During the year ended December 31, 2020, the CARES Act reduced the Company’s 2020 income tax expense by $22.1 million resulting from additional deductible interest.
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
The Company has recorded a net reserve for uncertain tax positions of $298.1 million and $315.6 million, including interest and penalties, in connection with its international audits at December 31, 2022 and 2021, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
As of December 31, 2022 and 2021, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $296.7 million and $322.9 million, respectively, of which $210.7 million as of December 31, 2022 would affect the Company’s effective tax rate if recognized, with the remainder being offset by potential correlative adjustments. Related accrued interest and penalties included in the consolidated balance sheets were $106.4 million and $96.8 million as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $21.1 million of tax expense, $18.5 million of tax expense, and $6.0 million of tax benefits, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Unrecognized tax benefit — beginning of year	$322.9	$391.1	$92.1
Additions for current year tax positions	8.2	—	13.4
Additions for prior year tax positions	1.0	—	35.7
Reductions for prior year tax positions	(5.8)	(9.1)	(5.2)
Settlements	(0.4)	(47.3)	(8.9)
Reductions due to expirations of statute of limitations	(1.9)	(7.0)	—
(Reduction) addition due to acquisition	(27.3)	(4.8)	264.0
Unrecognized tax benefit — end of year	$296.7	$322.9	$391.1
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $55.0 million, involving international and state audits and settlements and expiring statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

14.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the 2020 Incentive Plan (the Viatris Inc. 2020 Stock Incentive Plan) which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the 2003 LTIP (Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan), which had previously been approved by Mylan shareholders. The 2020 Incentive Plan and 2003 LTIP include (i) 72,500,000 shares of Common Stock authorized for grant pursuant to the 2020 Incentive Plan, which may include dividend payments payable in Common Stock on unvested shares granted under awards, (ii) 6,757,640 shares of Common Stock to be issued pursuant to the exercise of outstanding stock options granted to participants under the 2003 LTIP and assumed by Viatris in connection with the Combination and (iii) 13,535,627 shares of Common Stock subject to outstanding equity-based awards, other than stock options, assumed by Viatris in connection with the Combination, or that otherwise remain available for issuance under the 2003 LTIP.
Under the 2020 Incentive Plan and 2003 LTIP, shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, SARs, restricted stock and units, PSUs, other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the shares underlying the stock options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.
The following table summarizes stock awards (stock options and SARs) activity under the 2020 Incentive Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2019	6,347,709	$36.97
Granted	814,351	17.37
Exercised	(27,615)	21.13
Forfeited	(422,714)	25.74
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(1,135,241)	26.39
Outstanding at December 31, 2021	5,576,490	$37.19
Forfeited	(1,126,848)	31.91
Outstanding at December 31, 2022	4,449,642	$38.53
Vested and expected to vest at December 31, 2022	4,411,052	$38.70
Exercisable at December 31, 2022	4,216,884	$39.65
As of December 31, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.1 years, 4.1 years and 3.9 years, respectively. Also, at December 31, 2022, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had no aggregate intrinsic value.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2021 to December 31, 2022 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2021	16,858,128	$15.12
Granted	16,880,145	10.20
Released	(4,790,749)	17.53
Forfeited	(1,675,598)	12.30
Nonvested at December 31, 2022	27,271,926	$11.81
Of the 16,880,145 Restricted Stock Awards granted during the year ended December 31, 2022, 11,471,308 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining Restricted Stock Awards granted, 290,173 are not subject to market conditions and will cliff vest within a three-year period, and 5,118,664 are subject to market or performance conditions and will cliff vest in three years or less.
As of December 31, 2022, the Company had $171.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released during the years ended December 31, 2022 and 2021 was $51.8 million and $78.1 million, respectively.
With respect to options granted under the 2020 Incentive Plan and 2003 LTIP, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the implied volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors.
There were no options granted during the years ended December 31, 2022 or 2021. The assumptions used for options granted under the 2020 Incentive Plan and 2003 LTIP during the year ended December 31, 2020 are as follows:

Year Ended December 31,
2020
Volatility	46.7%
Risk-free interest rate	1.0%
Expected term (years)	6.5
Forfeiture rate	5.5%
Weighted average grant date fair value per option	$8.07
Dividend yield	—%
15.Employee Benefit Plans
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
Included in accumulated other comprehensive loss as of December 31, 2022 and 2021 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Unrecognized actuarial (gain) loss	$(293.6)	$(59.9)	$(22.0)	$21.7
Unrecognized prior service cost (credit)	4.0	6.6	(3.7)	(3.7)
Total	$(289.6)	$(53.3)	$(25.7)	$18.0

The unrecognized net actuarial (gains) losses exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants.
The change in accumulated other comprehensive loss in 2022 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain) loss	$(236.9)	$(43.4)
Amortization of actuarial gain/(loss)	3.5	(0.3)
Unrecognized prior service credit (cost)	(1.4)	(0.5)
Amortization of prior service costs	(0.9)	0.5
Impact of foreign currency translation	(0.6)	—
Net change	$(236.3)	$(43.7)
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Service cost	$32.6	$38.6	$23.5	$3.4	$3.4	$1.2
Interest cost	36.8	31.6	13.5	3.7	2.6	1.4
Expected return on plan assets	(64.6)	(66.1)	(19.9)	—	—	—
Plan curtailment, settlement and termination	2.3	(16.5)	1.1	(3.9)	—	—
Amortization of prior service costs	0.9	0.9	—	(0.6)	—	—
Recognized net actuarial losses (gains)	(0.2)	1.3	0.4	0.3	0.2	0.3
Net periodic benefit cost	$7.8	$(10.2)	$18.6	$2.9	$6.2	$2.9
During the year ended December 31, 2021, the Company recognized a settlement gain as a result of cash payments from lump sum elections related to the U.S. and Puerto Rico pension plans.

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2022 and 2021.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2022	2021	2022	2021
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,946.6	$2,145.8	$188.4	$188.8
Service cost	32.6	38.6	3.4	3.4
Interest cost	36.8	31.6	3.7	2.6
Participant contributions	3.3	2.0	4.5	2.4
Acquisitions	2.8	4.0	—	—
Plan settlements and terminations	(82.0)	(128.6)	(4.5)	(4.3)
Actuarial (gains) losses	(439.4)	(26.1)	(43.3)	16.2
Benefits paid	(54.1)	(52.8)	(14.7)	(20.7)
Impact of foreign currency translation	(67.6)	(67.9)	—	—
Projected benefit obligation, end of year	$1,379.0	$1,946.6	$137.5	$188.4

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,366.4	$1,354.6	$—	$—
Actual return on plan assets	(138.1)	141.7	—	—
Company contributions	25.6	97.0	10.2	18.3
Participant contributions	3.3	2.0	4.5	2.4
Acquisitions	—	(2.1)	—	—
Plan settlements	(85.9)	(128.9)	—	—
Benefits paid	(54.1)	(52.8)	(14.7)	(20.7)
Impact of foreign currency translation	(50.1)	(45.1)	—	—
Fair value of plan assets, end of year	1,067.1	1,366.4	—	—
Funded status of plans	$(311.9)	$(580.2)	$(137.5)	$(188.4)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2022 and 2021:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Noncurrent assets	$118.3	$117.2	$—	$—
Current liabilities	(14.6)	(14.6)	(15.4)	(16.1)
Noncurrent liabilities	(415.6)	(682.8)	(122.1)	(172.3)
Net accrued benefit costs	$(311.9)	$(580.2)	$(137.5)	$(188.4)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $1.31 billion and $1.86 billion at December 31, 2022 and 2021, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2022 and 2021 were as follows:

	December 31,
(In millions)	2022	2021
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,026.5	$1,591.8
Accumulated benefit obligation	999.3	1,546.4
Fair value of plan assets	604.9	904.1
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 10 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2022 and 2021 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$34.2	$0.9	$—	$35.1
Equity securities	42.9	353.4	—	396.3
Fixed income securities	181.6	271.5	—	453.1
Assets held by insurance companies and other	76.9	97.9	7.8	182.6
Total	$335.6	$723.7	$7.8	$1,067.1

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$63.1	$1.9	$—	$65.0
Equity securities	53.9	497.2	—	551.1
Fixed income securities	211.4	405.5	—	616.9
Assets held by insurance companies and other	10.2	41.6	81.6	133.4
Total	$338.6	$946.2	$81.6	$1,366.4
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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2022 and 2021:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	4.8%	2.3%	5.4%	2.5%
Expected return on plan assets	5.0%	5.1%	—%	—%
Rate of compensation increase	3.7%	3.1%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2022:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.3%	1.9%	1.6%	2.5%	1.9%	3.3%
Expected return on plan assets	5.0%	5.1%	4.3%	—%	—%	—%
Rate of compensation increase	3.1%	2.9%	2.7%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2022 was 6.3% declining to a projected 4.0% in the year 2045. For 2023, the assumed weighted-average healthcare cost trend rate used will be 6.9% declining to a projected 4.0% in the year 2046. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2023	$93.1	$15.4
2024	96.1	15.8
2025	97.9	15.8
2026	98.3	15.7
2027	102.0	15.1
Thereafter	518.1	64.5
Total	$1,005.5	$142.3
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

The Company maintains a Restoration Plan, which permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.
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
Total employer contributions to defined contribution plans were approximately $111.5 million, $107.4 million and $115.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

16.Segment Information
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics, including biosimilars prior to the Biocon Biologics Transaction, and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability.
Certain costs are not included in the measurement of segment profitability, such as costs, if any, associated with the following:
◦Intangible asset amortization expense and impairments of goodwill and long-lived assets;
◦R&D expense;
◦Net charges or net gains for litigation settlements and other contingencies;
◦Certain costs related to transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) other significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and disposals of assets or businesses, including costs related to our planned divestitures and the Biocon Biologics Transaction, and, as applicable, any associated transition activities.
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

	Net Sales			Segment Profitability
	Years Ended December 31,			Years Ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Reportable Segments:
Developed Markets	$9,768.9	$10,428.7	$8,510.9	$4,878.1	$5,143.1	$4,243.9
Greater China	2,201.2	2,212.8	259.9	1,512.5	1,397.1	52.7
JANZ	1,632.4	2,027.4	1,195.3	665.5	762.4	364.6
Emerging Markets	2,615.6	3,144.7	1,853.8	1,207.1	1,402.4	610.4
Total reportable segments	$16,218.1	$17,813.6	$11,819.9	$8,263.2	$8,705.0	$5,271.6

Reconciling items:
Intangible asset amortization expense				(2,504.6)	(2,702.2)	(1,605.8)
Intangible asset disposal & impairment charges				(173.5)	(102.8)	(82.4)
Impairment of goodwill				(117.0)	—	—
Globally managed research and development costs				(662.2)	(681.0)	(512.6)
Acquired IPR&D				(36.4)	(70.1)	(42.5)
Litigation settlements & other contingencies				(4.4)	(329.2)	(107.8)
Transaction related and other special items				(1,026.9)	(2,832.2)	(1,739.7)
Corporate and other unallocated				(2,123.3)	(2,021.5)	(1,391.6)
Earnings (loss) from operations				$1,614.9	$(34.0)	$(210.8)

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2022, 2021, and 2020:

	Percentage of Consolidated Net Sales
	2022	2021	2020
McKesson Corporation	11%	9%	13%
AmerisourceBergen Corporation	10%	9%	10%
Cardinal Health, Inc.	5%	5%	8%
Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2022	2021	2020
United States	$3,946.6	$4,176.4	$3,746.1
China	1,951.3	1,981.5	216.1
____________
No other country’s net sales represents more than 10% of consolidated net sales.

17.Commitments
The Company has entered into employment and other agreements with certain executives and other employees that provide for compensation, retirement and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party provides certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2022 and 2021, the Company incurred $54.5 million and $30.4 million, respectively, related to this provision of the TSA, and approximately $138.0 million during the period beginning on the closing date of the Combination and ended December 31, 2022. We expect to incur future costs related to the completion of the services. As of December 31, 2022, the Company has exited substantially all transition services with Pfizer.

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

In conjunction with the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues.
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
18.Restructuring
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

The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Charges (3)	$195.6	$75.7	$271.3
Acquired in the Combination	91.7	0.3	92.0
Cash payment	(25.1)	(0.4)	(25.5)
Utilization	—	(70.8)	(70.8)
Foreign currency translation	0.4	—	0.4
Balance at December 31, 2020	$262.6	$4.8	$267.4
Charges (2)	396.1	496.1	892.2
Reimbursable restructuring charges	26.4	—	26.4
Cash payment	(385.5)	(151.7)	(537.2)
Utilization	—	(345.0)	(345.0)
Foreign currency translation	(7.0)	(0.1)	(7.1)
Balance at December 31, 2021	$292.6	$4.1	$296.7
Charges (1)	38.2	48.3	86.5
Cash payment	(170.1)	(15.3)	(185.4)
Utilization	—	(34.9)	(34.9)
Foreign currency translation	(5.1)	(0.3)	(5.4)
Balance at December 31, 2022	$155.6	$1.9	$157.5

2016 Restructuring Program
Mylan previously announced a restructuring program representing a series of actions in certain locations to further streamline its operations globally. We incurred total restructuring related costs of approximately $733.0 million through December 31, 2020. The 2016 Restructuring Program was substantially completed at December 31, 2020.
In April 2018, the FDA completed an inspection at Mylan’s plant in Morgantown, West Virginia and made observations through a Form 483. In the fourth quarter of 2018, Mylan received a warning letter related to the previously disclosed observations at the plant. The issues raised in the warning letter were addressed within the context of the Mylan’s comprehensive restructuring and remediation activities. On May 11, 2020, Mylan received the close-out of the warning letter. On December 11, 2020, the Company announced that the Morgantown plant will be closed or divested as part of the 2020 Restructuring Program. The Morgantown plant was closed during the third quarter of 2021.

The following table summarizes the restructuring charges and the reserve activity for the 2016 restructuring program from December 31, 2019 to December 31, 2020:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2019:	$26.4	$2.8	$29.2
Charges (3)	9.9	40.6	50.5
Cash payment	(18.1)	(7.6)	(25.7)
Utilization	—	(32.9)	(32.9)
Foreign currency translation	1.8	(0.1)	1.7
Balance at December 31, 2020:	$20.0	$2.8	$22.8
(1)     For the year ended December 31, 2022, total restructuring charges for the 2020 restructuring program, in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $74.6 million, $2.5 million, $0.9 million, $8.2 million, and $0.3 million, respectively.

(2)     For the year ended December 31, 2021, total restructuring charges, for the 2020 restructuring program, in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $623.8 million, $5.8 million, $138.1 million, $94.1 million, and $30.4 million, respectively.
(3)     For the year ended December 31, 2020, total restructuring charges for both programs, in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $292.1 million, $18.4 million, $2.9 million, and $8.4 million, respectively.
At December 31, 2022 and 2021, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the consolidated balance sheets.
19.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration. Refer to Note 10 Financial Instruments and Risk Management for further discussion of contingent consideration. Our potential maximum development milestones not accrued for at December 31, 2022 totaled approximately $347 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $38 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Revance
On February 28, 2018, the Company and Revance entered into an agreement with Revance pursuant to which the Company and Revance are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. Under the agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is being shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses. During the year ended December 31, 2020, the Company recorded $30 million of Acquired IPR&D expense for a milestone payment that was due upon the decision to continue the development program.
Momenta
On January 8, 2016, the Company entered into an agreement with Momenta to develop, manufacture and commercialize up to six of Momenta’s biosimilar candidates. Under the terms of the agreement, the Company and Momenta were jointly responsible for product development and equally shared in the costs and profits of the products with Viatris leading the worldwide commercialization efforts. In January 2019, the parties agreed to the termination of all collaboration activities, except for the continued development of M710, a proposed biosimilar to EYLEA®. In October 2020, Momenta was acquired by Johnson & Johnson. M710 was divested as part of the Biocon Biologics Transaction.

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
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2022, the Company has paid a total of $50.0 million in milestone payments to Theravance Biopharma.
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
On February 27, 2019, the Company amended its agreements with FKB for the commercialization of Hulio®. Under the amended agreements, the Company received the exclusive global commercialization rights for Hulio®. In addition, FKB is eligible to receive additional commercial milestones and royalty payments under the amended agreements.
On July 9, 2020, the Company announced that the FDA approved Hulio® (adalimumab-fkjp), a biosimilar to AbbVie's Humira® (adalimumab), for the treatment of rheumatoid arthritis, juvenile idiopathic arthritis (4 years and older), psoriatic arthritis, ankylosing spondylitis, adult Crohn's disease, ulcerative colitis and plaque psoriasis, in both prefilled syringe and auto-injector presentations. Hulio® was divested as part of the Biocon Biologics Transaction.
Biocon
The Company had previously entered into an exclusive collaboration with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. The collaboration was terminated upon closing of the Biocon Biologics Transaction.
Other Development Agreements
We are actively pursuing, and are currently involved in, joint projects related to the development, distribution and marketing of both generic and branded products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows and Acquired IPR&D expense.

20.Litigation
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
On April 24, 2017, Sanofi Aventis U.S., LLC (“Sanofi”) filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. This lawsuit has been transferred into the aforementioned MDL and alleges exclusive dealing and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Sanofi seeks monetary damages, declaratory relief, attorneys’ fees and costs. The Court granted the Company’s motion for summary judgment and dismissed Sanofi’s claims. Sanofi’s appeal was denied. Sanofi has filed a petition seeking review by the U.S. Supreme Court.

The Company has a total accrual of approximately $5.5 million related to these matters at December 31, 2022, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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

On October 28, 2021, the Company and certain of its then officers and directors were named as defendants in a putative class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan shareholders who received Company common stock in connection with the Combination. A non-Viatris affiliated company and persons were also named as defendants. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for purportedly failing to disclose or misrepresenting material information in the registration statement and related prospectus issued in connection with the Combination. On January 3, 2023, an amended complaint was filed naming the same defendants and alleging the same violations as the original complaint. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other equitable and injunctive relief.

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
On January 13, 2023, the Company received a civil subpoena from the Attorney General of the State of New York seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. The Company is fully cooperating with this subpoena request.

Meda Sweden Commercial Dispute
On August 30, 2021, Ocular AS and other related entities (“Claimants”) initiated an arbitration in Sweden against Meda OTC AB and Meda AB (collectively, “Meda” or the “Company”) alleging breach of a 2013 sale and purchase agreement between Claimants and Meda concerning commercialization of a dental hygiene product. Claimants are seeking approximately $155 million in purported damages, plus interest and costs. The Company believes that it acted lawfully and vigorously contested all aspects of Claimants’ case – including their asserted damages – at an arbitration hearing that took place in February 2023.

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
The Company has accrued approximately $65.3 million as of December 31, 2022 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in other countries. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL and a Rule 23(f) petition to appeal the certification decision is pending. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/ or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The end-payor plaintiff immediately appealed to the U.S. Court of Appeals for the Eleventh Circuit, which affirmed the dismissal. The personal injury and consumer putative class plaintiffs filed amended master complaints. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form complaints filed by personal injury plaintiffs. The trial court has dismissed all remaining claims against the generic defendants. Certain of the personal injury plaintiffs appealed this dismissal, which remains pending.

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
The Company has accrued approximately $107.9 million as of December 31, 2022 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, and Northern Ireland) filed their claims. All of the claims except for those filed by Dr. Reddy’s Laboratories and NHS Scotland have been resolved. A trial on the remaining claims has been set for November 2023.

Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. In February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina, asserting infringement of the patents by the generic companies.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $24.5 million accrued related to these various other legal proceedings at December 31, 2022.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management identified the following change in the Company’s internal control over financial reporting (“ICFR”) that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, the Company’s ICFR. During the quarter ended December 31, 2022, the Company substantially completed its transition of certain support services from Pfizer, as well as certain subsidiaries, to a new ERP system. The Company has modified and implemented new controls and procedures relating to its business and financial processes throughout the transition period. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and monitor the effectiveness of the related controls in subsequent periods.

Management’s Report on Internal Control over Financial Reporting is on page 76, which is incorporated herein by reference. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 80, which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	31,721,568	$15.56	43,297,637
Equity compensation plans not approved by security holders	—	—	—
Total	31,721,568	$15.56	43,297,637
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
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2022	$154.5	21.5	—	(61.3)	$114.7
Year ended December 31, 2021	$159.9	16.0	—	(21.4)	$154.5
Year ended December 31, 2020	$72.8	16.9	77.3	(7.1)	$159.9
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$780.4	42.7	—	(436.1)	$387.0
Year ended December 31, 2021	$443.6	82.2	260.8	(6.2)	$780.4
Year ended December 31, 2020	$603.5	39.0	—	(198.9)	$443.6
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

2.3(a)	Transaction Agreement, dated as of February 27, 2022, by and among Biocon Biologics Limited and Viatris Inc., filed as Exhibit 2.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 28, 2022, and incorporated herein by reference.^
2.3(b)	Amendment No. 1 to Transaction Agreement, dated as of November 28, 2022, by and between Biocon Biologics Limited and Viatris Inc., filed as Exhibit 2.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 29, 2022, and incorporated herein by reference.^
3.1(a)	Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 13, 2020, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 16, 2020, filed as Exhibit 3.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Viatris Inc., effective as of November 16, 2020, filed as Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.
4.1(a)	Indenture, dated December 21, 2012, between and among Mylan Inc., as issuer, the guarantors named therein, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 24, 2012, and incorporated herein by reference.
4.1(b)	First Supplemental Indenture, dated February 27, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed as Exhibit 4.4 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated December 21, 2012, filed by Mylan N.V. as Exhibit 4.3(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
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

4.3(a)	Indenture, dated as of June 9, 2016, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on June 15, 2016, and incorporated herein by reference.

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

4.4(a)	Indenture, dated November 22, 2016, among Mylan N.V., as issuer, Mylan, Inc., as guarantor and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed by Mylan N.V. as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.
4.4(b)	First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, to the Indenture dated November 22, 2016, by and among Mylan N.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed as Exhibit 4.5 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
4.5(a)	Indenture, dated as of April 9, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on April 9, 2018, and incorporated herein by reference.
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

4.6(a)	Indenture, dated as of May 23, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on May 23, 2018, and incorporated herein by reference.

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

4.9
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

10.10(a)	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. with the SEC on May 25, 2016, and incorporated herein by reference.*

10.10(b)	Amendment to Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. on May 25, 2016, and incorporated herein by reference.*
10.10(c)	Amendment to the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.10(d)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*
10.10(e)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.10(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(g)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(l) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.10(h)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(i)	Form of Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(j)	Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.10(k)
Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.11	Mylan N.V. Severance Plan and Global Guidelines, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.12	Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.13(a)	Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.13(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.14(a)	Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(c)	Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.15(a)	Mylan 401(k) Restoration Plan, dated January 1, 2010, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.15(b)	Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.16(a)	Mylan Executive Income Deferral Plan, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.16(b)	Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.17	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.18	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.19	Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed by Mylan N.V. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*
10.20	Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.21	2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.29 to the Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.*
10.22
Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers, filed as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.23	Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.24	Form of Indemnification Agreement between Mylan N.V. and directors, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.*
10.25(a)
Revolving Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.25(b)
Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.26
Delayed Draw Term Loan Credit Agreement, dated as of June 16, 2020, among Upjohn Inc., the guarantors from time to time party thereto, the lenders from time to time party thereto and MUFG Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 17, 2020, and incorporated herein by reference.

10.27
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.28
Form of Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.29	Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.30	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.31	Registration Rights Agreement, dated as of June 22, 2020, by and between Upjohn Inc. and Goldman Sachs & Co. LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Morgan Stanley and Co. LLC, and Mizuho Securities USA LLC, as representatives of the several initial purchasers of the U.S. Dollar Notes, filed as Exhibit 4.8 to the Report on Form 8-K filed by Upjohn Inc. with the SEC on June 26, 2020, and incorporated herein by reference.

10.32(a)	Asset Purchase Agreement, dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed by Mylan N.V. as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.^
10.32(b)
Amendment No. 1, dated as of November 5, 2020, to the Asset Purchase Agreement dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed as Exhibit 10.34(b) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference. ^

10.33	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.34	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.35	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.36	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.37	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.38	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.39	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^

10.40	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
21	Subsidiaries of the registrant.
22	List of subsidiary guarantors and issuers of guaranteed securities.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2023.

Viatris Inc.

by	/s/ MICHAEL GOETTLER
Michael Goettler
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2023.

Signature	Title

/s/ ROBERT J. COURY	Executive Chairman and Director
Robert J. Coury

/s/ MICHAEL GOETTLER	Chief Executive Officer and Director
Michael Goettler	(Principal Executive Officer)

/s/ SANJEEV NARULA	Chief Financial Officer
Sanjeev Narula	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Chief Accounting Officer and Corporate Controller
Paul B. Campbell	(Principal Accounting Officer)

/s/ W. DON CORNWELL	Director
W. Don Cornwell

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ HARRY A. KORMAN	Director
Harry A. Korman

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ RICHARD A. MARK	Director
Richard A. Mark

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ SCOTT SMITH	Director
Scott Smith

/s/ PAULINE VAN DER MEER MOHR	Director
Pauline van der Meer Mohr