Form 10-Q
period 2023-03-31
Viatris Inc
filed 2023-05-08
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 3, 2023 was 1,199,029,984.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2023

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2022 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2022, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredient
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The transaction between Viatris and Biocon Biologics pursuant to which Viatris contributed its biosimilars portfolio, composed of the Biocon collaboration programs, biosimilars to Humira®, Enbrel®, and Eylea®, as well as related assets and liabilities to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended by that certain Amendment No. 1 to Transaction Agreement, dated November 28, 2022
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CCPS	Compulsory convertible preferred shares
CMA	Competition and Markets Authority
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe

Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
ERP system	Enterprise resource planning system
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2023
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board.
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR	Inter Partes review
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Securitization	Mylan Securitization LLC
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services

Note Securitization Facility	The note securitization facility entered into in August 2022 for borrowings up to $200 million and expiring in August 2023
OTC	Over-the-counter
Oyster Point	Oyster Point Pharma, Inc.
Pfizer	Pfizer Inc.
PMS	Pharmascience Inc.
PSUs	Performance awards
PTAB	U.S. Patent Trial and Appeal Board
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
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
YEN Term Loan Facility
The ¥40 billion term loan agreement dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Net sales	$3,719.1	$4,178.2
Other revenues	10.0	13.5
Total revenues	3,729.1	4,191.7
Cost of sales	2,186.9	2,420.5
Gross profit	1,542.2	1,771.2
Operating expenses:
Research and development	182.9	142.3
Selling, general and administrative	958.9	915.3
Litigation settlements and other contingencies, net	0.6	6.2
Total operating expenses	1,142.4	1,063.8
Earnings from operations	399.8	707.4
Interest expense	147.0	146.2
Other (income) expense, net	(69.9)	33.7
Earnings before income taxes	322.7	527.5
Income tax provision	98.0	128.3
Net earnings	$224.7	$399.2
Earnings per share attributable to Viatris Inc. shareholders
Basic	$0.19	$0.33
Diluted	$0.19	$0.33
Weighted average shares outstanding:
Basic	1,202.5	1,210.5
Diluted	1,205.6	1,213.1

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2023	2022
Net earnings	$224.7	$399.2
Other comprehensive loss, before tax:
Foreign currency translation adjustment	45.3	(469.2)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	1.3	(2.6)
Net unrecognized gain on derivatives in cash flow hedging relationships	2.8	0.2
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(66.2)	201.3
Net unrealized gain (loss) on marketable securities	0.9	(1.7)
Other comprehensive loss, before tax	(15.9)	(272.0)
Income tax (benefit) provision	(12.5)	44.7
Other comprehensive loss, net of tax	(3.4)	(316.7)
Comprehensive earnings	$221.3	$82.5

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Assets
Current assets:
Cash and cash equivalents	$506.6	$1,259.9
Accounts receivable, net	3,497.5	3,814.5
Inventories	3,664.3	3,519.5
Prepaid expenses and other current assets	1,763.6	1,811.2
Assets held for sale	198.3	230.3
Total current assets	9,630.3	10,635.4
Property, plant and equipment, net	3,007.8	3,024.5
Intangible assets, net	22,701.6	22,607.1
Goodwill	10,573.2	10,425.8
Deferred income tax benefit	959.1	925.9
Other assets	2,418.2	2,403.5
Total assets	$49,290.2	$50,022.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,957.5	$1,766.6
Short-term borrowings	204.6	—
Income taxes payable	244.5	279.6
Current portion of long-term debt and other long-term obligations	508.7	1,259.1
Other current liabilities	3,192.8	3,440.9
Total current liabilities	6,108.1	6,746.2
Long-term debt	18,069.4	18,015.2
Deferred income tax liability	2,465.0	2,432.0
Other long-term obligations	1,719.8	1,756.5
Total liabilities	28,362.3	28,949.9
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,220,224,204 and 1,213,793,231, respectively	12.2	12.1
Additional paid-in capital	18,679.6	18,645.8
Retained earnings	5,252.5	5,175.6
Accumulated other comprehensive loss	(2,764.6)	(2,761.2)
	21,179.7	21,072.3
Less: Treasury stock — at cost
Common stock shares: 21,239,521 as of March 31, 2023	251.8	—
Total equity	20,927.9	21,072.3
Total liabilities and equity	$49,290.2	$50,022.2
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	224.7	—	—	—	224.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.4)	(3.4)
Issuance of restricted stock and stock options exercised, net	6,350,585	0.1	3.6	—	—	—	—	3.7
Taxes related to the net share settlement of equity awards	—	—	(19.4)	—	—	—	—	(19.4)
Share-based compensation expense	—	—	42.6	—	—	—	—	42.6
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Issuance of common stock	80,388	—	0.9	—	—	—	—	0.9
Cash dividends declared, $0.12 per common share	—	—	—	(147.8)	—	—	—	(147.8)
Other	—	—	6.1	—	—	—	—	6.1
Balance at March 31, 2023	1,220,224,204	$12.2	$18,679.6	$5,252.5	21,239,521	$(251.8)	$(2,764.6)	$20,927.9

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	—	—	399.2	—	—	—	399.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(316.7)	(316.7)
Issuance of restricted stock, net	2,816,020	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(9.3)	—	—	—	—	(9.3)
Share-based compensation expense	—	—	28.3	—	—	—	—	28.3
Cash dividends declared, $0.12 per common share	—	—	—	(146.5)	—	—	—	(146.5)
Balance at March 31, 2022	1,212,323,483	$12.1	$18,555.1	$3,941.5	—	$—	$(2,061.0)	$20,447.7

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net earnings	$224.7	$399.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	730.0	736.0
Share-based compensation expense	42.6	28.3
Deferred income tax benefit	(26.7)	(52.8)
Gain from equity method investments	—	(0.1)
Other non-cash items	29.6	37.8
Litigation settlements and other contingencies, net	2.4	5.2
Changes in operating assets and liabilities:
Accounts receivable	215.0	(115.5)
Inventories	(151.1)	(69.1)
Accounts payable	183.4	(30.2)
Income taxes	(53.9)	67.0
Other operating assets and liabilities, net	(224.8)	132.7
Net cash provided by operating activities	971.2	1,138.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(667.7)	—
Capital expenditures	(47.8)	(64.5)
Purchase of marketable securities	(9.0)	(8.6)
Proceeds from the sale of marketable securities	9.0	8.5
Payments for product rights and other, net	(34.7)	(7.4)
Proceeds from the sale of assets	0.7	5.1
Net cash used in investing activities	(749.5)	(66.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	0.1
Payments of long-term debt	(750.1)	(0.1)
Purchase of common stock	(250.0)	—
Change in short-term borrowings, net	204.6	(837.9)
Taxes paid related to net share settlement of equity awards	(30.0)	(9.9)
Contingent consideration payments	(8.4)	(15.5)
Payments of financing fees	—	(0.4)
Cash dividends paid	(143.8)	(145.1)
Non-contingent payments for product rights	(9.7)	—
Issuance of common stock	0.9	—
Other items, net	11.8	(0.2)
Net cash used in financing activities	(974.7)	(1,009.0)
Effect on cash of changes in exchange rates	1.2	(11.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(751.8)	51.2
Cash, cash equivalents and restricted cash — beginning of period	1,262.5	706.2
Cash, cash equivalents and restricted cash — end of period	$510.7	$757.4
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2022 Form 10-K. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2023 and 2022, respectively:

(In millions)	Three Months Ended March 31, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,232.0	$562.4	$190.3	$435.6	$2,420.3
Complex Gx	129.9	—	6.1	0.1	136.1
Generics	808.5	2.2	145.8	206.2	1,162.7
Total	$2,170.4	$564.6	$342.2	$641.9	$3,719.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended March 31, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,298.7	$569.7	$249.0	$436.7	$2,554.1
Complex Gx and Biosimilars	364.1	—	10.3	16.4	390.8
Generics	813.3	3.4	164.5	252.1	1,233.3
Total	$2,476.1	$573.1	$423.8	$705.2	$4,178.2
____________
(a)Amounts for the three months ended March 31, 2023 include the unfavorable impact of foreign currency translations compared to the prior year period.
(b)Amounts for the three months ended March 31, 2022 include $164.8 million related to the biosimilars business which was subsequently contributed to Biocon Biologics in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.

The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(In millions)	2023	2022
Select Key Global Products
Lipitor ®	$417.9	$440.1
Norvasc ®	202.7	207.8
Lyrica ®	144.3	171.7
Viagra ®	115.0	129.8
EpiPen® Auto-Injectors	95.8	88.8
Celebrex ®	88.8	85.2
Creon ®	72.7	74.7
Effexor ®	64.6	77.5
Zoloft ®	56.5	73.1
Xalabrands	46.7	53.0

Select Key Segment Products
Dymista ®	$53.2	$44.0
Yupelri ®	47.0	43.7
Xanax ®	39.7	40.0
Amitiza ®	36.6	41.8
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three months ended March 31, 2023 include the unfavorable impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Gross sales	$6,273.0	$7,198.3
Gross to net adjustments:
Chargebacks	(1,350.7)	(1,584.2)
Rebates, promotional programs and other sales allowances	(992.2)	(1,205.9)
Returns	(50.4)	(82.6)
Governmental rebate programs	(160.6)	(147.4)
Total gross to net adjustments	$(2,553.9)	$(3,020.1)
Net sales	$3,719.1	$4,178.2
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2023. Such allowances were comprised of the following at March 31, 2023 and December 31, 2022, respectively:

(In millions)	March 31, 2023	December 31, 2022
Accounts receivable, net	$1,739.9	$1,798.7
Other current liabilities	851.5	888.8
Total	$2,591.4	$2,687.5
Accounts receivable, net was comprised of the following at March 31, 2023 and December 31, 2022, respectively:

(In millions)	March 31, 2023	December 31, 2022
Trade receivables, net	$3,021.9	$3,243.8
Other receivables	475.6	570.7
Accounts receivable, net	$3,497.5	$3,814.5
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $76.3 million and $34.7 million of accounts receivable as of March 31, 2023 and December 31, 2022, respectively, under these factoring arrangements.
3.Recent Accounting Pronouncements
Adoption of New Accounting Standards
In September 2022, the FASB issued Accounting Standards Update 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires entities to provide qualitative and quantitative disclosures about their supplier finance programs, including a rollforward of related obligations. The adoption of ASU 2022-04 did not affect the Company’s financial condition, results of operations or cash flows as the guidance only requires additional disclosures. We adopted this ASU effective January 1, 2023.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of March 31, 2023 and December 31, 2022 were $55.5 million and $33.4 million, respectively. These amounts are included within Accounts payable in the condensed consolidated balance sheets.

There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2022 Form 10-K. Refer to Viatris’ 2022 Form 10-K for additional information.
4.Acquisitions and Other Transactions
Oyster Point Acquisition
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $427.4 million in cash, which included $11 per share paid to Oyster Point stockholders through a tender offer, payment for vested share-based awards, and the repayment of debt of Oyster Point. In addition to the upfront cash consideration, each Oyster Point stockholder received one non-tradeable contingent value right representing up to an additional $2 per share, or approximately $60 million in the aggregate, contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance. Oyster Point did not achieve the metrics that would have triggered a contingent payment and the contingent value rights have expired. Oyster Point is focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
Vested share-based awards to acquire Oyster Point common stock that were outstanding immediately prior to the closing of the acquisition were cancelled in exchange for the right to receive an amount in cash based upon a formula contained within the merger agreement. The unvested share-based awards were converted into Viatris share-based awards based upon a formula contained within the merger agreement.

In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the three months ended March 31, 2023, the Company incurred acquisition related costs of approximately $18.3 million, which were recorded primarily in SG&A in the condensed consolidated statement of operations.
The U.S. GAAP purchase price was $392.7 million, net of cash acquired. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed for Oyster Point is as follows:

(In millions)
Current assets (excluding inventories and net of cash acquired)	$26.9
Inventories	37.8
Property, plant and equipment	1.4
Identified intangible assets	334.0
Goodwill	5.9
Deferred income tax benefit	17.7
Other assets	7.7
Total assets acquired	$431.4
Current liabilities	37.0
Other noncurrent liabilities	1.7
Net assets acquired (net of $34.7 of cash acquired)	$392.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the valuation of intangible assets and income taxes.
The Company recorded a step-up in the fair value of inventory of approximately $29.3 million. During the three months ended March 31, 2023, the Company recorded amortization of the inventory step-up of approximately $7.3 million, which is included in Cost of sales in the condensed consolidated statement of operations.
The identified intangible assets of $334.0 million are comprised of product rights and licenses related to a commercial asset, Tyrvaya®, for the treatment of dry eye disease, that have an estimated useful life of 10 years. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP.
The goodwill of $5.9 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The operating results of Oyster Point have been included in the Company’s condensed consolidated statements of operations since the acquisition date. The total revenues of Oyster Point for the period from the acquisition date to March 31, 2023, were $6.3 million and net loss, net of tax, was approximately $49.3 million. The net loss for the period includes the effect of the purchase accounting adjustments and acquisition related costs.

The following table presents supplemental unaudited pro forma information for the acquisition, as if it had occurred on January 1, 2022. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair value of assets acquired, the impact of transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable, or have been achieved, subsequent to the closing of the acquisition. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisitions been completed on the stated date above, nor are they indicative of the future operating results of Viatris and its subsidiaries.

	Three Months Ended	Three Months Ended
(Unaudited, in millions, except per share amounts)	March 31, 2023	March 31, 2022
Total revenues	$3,729.1	$4,194.4
Net earnings	$260.5	$337.0
Earnings per share:
Basic	$0.22	$0.28
Diluted	$0.22	$0.28
Weighted average shares outstanding:
Basic	1,202.5	1,210.5
Diluted	1,205.6	1,213.1

Famy Life Sciences Acquisition
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a privately-owned research company with a complementary portfolio of ophthalmology therapies under development, for consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 under which the Company obtained rights with respect to acquiring certain pharmaceutical products and had also acquired shares representing approximately 13.5% equity interest in Famy Life Sciences for $25.0 million at December 31, 2020. The investment was accounted for in accordance with ASC 321, Investments - Equity Securities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023. The Company recognized a gain of $18.9 million during the first quarter of 2023 as a result of remeasuring its pre-existing 13.5% equity interest in Famy Life Sciences to fair value, which was recorded as a component of Other (income) expense, net in the condensed consolidated statement of operations.

In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The U.S. GAAP purchase price allocated to the transaction was $325.0 million, which consisted of $281 million of cash consideration paid for the remaining equity shares and $43.9 million for the fair value of the pre-existing 13.5% equity interest. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed for Famy Life Sciences is as follows:

(In millions)
IPR&D	$290.0
Goodwill	89.3
Total assets acquired	$379.3
Current liabilities	2.2
Deferred tax liabilities	52.1
Net assets acquired (net of $0.2 of cash acquired)	$325.0
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the valuation of IPR&D and income taxes.
The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $290.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 23.9% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $120 million, which are expected to be incurred through 2024. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
The goodwill of $89.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three months ended March 31, 2023 and 2022.

Ophthalmology is one of the key therapeutic areas of focus that the Company announced in February 2022 when it announced plans for certain strategic actions. With the combination of Viatris' global commercial footprint, R&D and regulatory capabilities and supply chain, along with Oyster Point's deep knowledge of the ophthalmology space from a clinical, medical, regulatory and commercial perspective—including Tyrvaya®—and Famy Life Sciences' Phase III-ready pipeline, the Company believes it has the foundation to create a leading global ophthalmology franchise, accelerating efforts to address the unmet needs of patients with ophthalmic disease and the eye care professionals who treat them.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
5.Divestitures
Biocon Biologics Transaction

On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million. An amount of cash equal to all or a portion of the closing working capital target may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Refer to Note 8 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics. The Company’s CCPS in Biocon Biologics are classified as equity securities, refer to Note 11 Financial Instruments and Risk Management for further discussion.

Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections, and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The term of the transition services agreement is generally up to two years. Under the transition services agreement, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup. During the three months ended March 31, 2023, the Company recognized TSA income of approximately $45.7 million as a component of Other (Income) Expense, net.

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

In the fourth quarter of 2022, we determined that our Upjohn Distributor Markets should be classified as held for sale. Upon classification as held for sale, we recognized a total charge of $374.2 million during the three months ended December 31, 2022. This was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the three months ended March 31, 2023, the Company recorded additional inventory reserves of $9.2 million and an intangible asset charge of $32.0 million to write down the disposal group to fair value, less cost to sell. As of March 31, 2023 and December 31, 2022, assets held for sale associated with the Upjohn Distributor Markets consisted of intangible assets of $198.3 million and $230.3 million, respectively. If these transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred. These additional charges could be in excess of $250 million.

6.Share-Based Incentive Plan
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
The following table summarizes stock awards (stock options and SARs) activity under the 2020 Incentive Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2022	4,449,642	$38.53
Granted	283,361	7.68
Exercised	(5,225)	5.27
Forfeited	(242,165)	$31.30
Outstanding at March 31, 2023	4,485,613	$37.01
Vested and expected to vest at March 31, 2023	4,452,279	$37.20
Exercisable at March 31, 2023	4,185,316	$38.98
As of March 31, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 4.4 years, 4.4 years and 4.0 years, respectively. Also, at March 31, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.6 million, $0.5 million, and $0.1 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2022 to March 31, 2023 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2022	27,271,926	$11.81
Granted	19,043,465	11.17
Released	(7,743,490)	13.02
Forfeited	(267,038)	11.54
Nonvested at March 31, 2023	38,304,863	$11.25
As of March 31, 2023, the Company had $213.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of Restricted Stock Awards released during the three months ended March 31, 2023 and 2022 was $100.8 million and $63.1 million, respectively.

7.Pensions and Other Postretirement Benefits
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2023 and 2022 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2023	2022
Service cost	$7.1	$9.5
Interest cost	18.3	10.4
Expected return on plan assets	(16.4)	(16.6)
Amortization of prior service costs	—	0.1
Recognized net actuarial gains	(5.0)	—
Net periodic benefit cost	$4.0	$3.4
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2023 plan year. The Company expects to make total benefit payments of approximately $108.5 million from pension and other postretirement benefit plans in 2023. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $51.3 million in 2023.

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$506.6	$1,259.9	$752.4
Restricted cash, included in prepaid expenses and other current assets	4.1	2.6	5.0
Cash, cash equivalents and restricted cash	$510.7	$1,262.5	$757.4
Inventories

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$667.4	$571.5
Work in process	697.4	755.4
Finished goods	2,299.5	2,192.6
Inventories	$3,664.3	$3,519.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	March 31, 2023	December 31, 2022
Prepaid expenses	$239.7	$194.6
Available-for-sale fixed income securities	36.0	35.3
Fair value of financial instruments	92.5	134.7
Equity securities	45.0	42.6
Other current assets	1,350.4	1,404.0
Prepaid expenses and other current assets	$1,763.6	$1,811.2
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2023	December 31, 2022
Machinery and equipment	$3,051.3	$2,936.7
Buildings and improvements	1,548.0	1,539.7
Construction in progress	410.8	474.0
Land and improvements	135.0	133.4
Gross property, plant and equipment	5,145.1	5,083.8
Accumulated depreciation	2,137.3	2,059.3
Property, plant and equipment, net	$3,007.8	$3,024.5
Other assets

(In millions)	March 31, 2023	December 31, 2022
Non-marketable equity investments	$78.6	$94.0
Deferred consideration due from Biocon Biologics	305.9	299.5
CCPS in Biocon Biologics	1,000.0	997.4
Operating lease right-of-use assets	253.8	259.3
Other long-term assets	779.9	753.3
Other assets	$2,418.2	$2,403.5
Accounts payable

(In millions)	March 31, 2023	December 31, 2022
Trade accounts payable	$1,415.4	$1,158.0
Other payables	542.1	608.6
Accounts payable	$1,957.5	$1,766.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	March 31, 2023	December 31, 2022
Accrued sales allowances	$851.5	$888.8
Legal and professional accruals, including litigation accruals	288.8	297.2
Payroll and employee benefit liabilities	617.7	746.8
Contingent consideration	65.4	64.4
Accrued restructuring	74.6	95.3
Accrued interest	214.0	80.2
Fair value of financial instruments	98.5	187.0
Due to Biocon Biologics	32.1	22.5
Operating lease liability	83.5	80.6
Other	866.7	978.1
Other current liabilities	$3,192.8	$3,440.9
Other long-term obligations

(In millions)	March 31, 2023	December 31, 2022
Employee benefit liabilities	$542.1	$544.6
Contingent consideration (1)	307.1	310.6
Tax related items, including contingencies	418.0	414.6
Operating lease liability	173.2	181.4
Accrued restructuring	58.0	60.4
Other	221.4	244.9
Other long-term obligations	$1,719.8	$1,756.5
(1)    Balances as of March 31, 2023 and December 31, 2022 include $224.7 million and $221.2 million, respectively, due to Biocon Biologics. Refer to Note 11 Financial Instruments and Risk Management for additional information.

9.Earnings per Share
Basic earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2023	2022
Basic earnings attributable to Viatris Inc. common shareholders
Net earnings attributable to Viatris Inc. common shareholders	$224.7	$399.2
Shares (denominator):
Weighted average shares outstanding	1,202.5	1,210.5
Basic earnings per share attributable to Viatris Inc. shareholders	$0.19	$0.33

Diluted earnings attributable to Viatris Inc. common shareholders
Net earnings attributable to Viatris Inc. common shareholders	$224.7	$399.2
Shares (denominator):
Weighted average shares outstanding	1,202.5	1,210.5
Share-based awards	3.1	2.6
Total dilutive shares outstanding	1,205.6	1,213.1
Diluted earnings per share attributable to Viatris Inc. shareholders	$0.19	$0.33
Additional stock awards and Restricted Stock Awards were outstanding during the three months ended March 31, 2023 and 2022, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2023 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 13.9 million shares and 15.5 million shares for the three months ended March 31, 2023 and 2022, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 17, 2023. On May 5, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on June 16, 2023 to shareholders of record as of the close of business on May 24, 2023. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ	Emerging Markets (2)	Total
Balance at December 31, 2022:	7,461.5	940.6	689.0	1,334.7	10,425.8
Acquisitions	95.3	—	—	—	95.3
Foreign currency translation	60.0	—	(8.6)	0.7	52.1
Balance at March 31, 2023:	$7,616.8	$940.6	$680.4	$1,335.4	$10,573.2
____________
(1)Balances as of March 31, 2023 and December 31, 2022 include an accumulated impairment loss of $385.0 million.
(2)Balances as of March 31, 2023 and December 31, 2022 include an accumulated impairment loss of $117.0 million.
Intangible Assets, Net
Intangible assets consist of the following components at March 31, 2023 and December 31, 2022:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2023
Product rights, licenses and other (1)	15	$37,975.1	$15,604.6	$22,370.5
In-process research and development		331.1	—	331.1
		$38,306.2	$15,604.6	$22,701.6
December 31, 2022
Product rights, licenses and other (1)	15	$37,490.5	$14,923.6	$22,566.9
In-process research and development		40.2	—	40.2
		$37,530.7	$14,923.6	$22,607.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
During the three months ended March 31, 2023, the Company acquired product rights and licenses from Oyster Point of approximately $334.0 million and IPR&D of approximately $290.0 million from Famy Life Sciences. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Amortization expense and intangible asset disposal & impairment charges (which are included as a component of amortization expense) are classified primarily within cost of sales in the condensed consolidated statements of operations and were as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Intangible asset amortization expense	$603.3	$648.1
Intangible asset disposal & impairment charges	32.0	—
Total intangible asset amortization expense (including disposal & impairment charges)	$635.3	$648.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended March 31, 2023, the Company recognized an intangible asset charge of approximately $32.0 million, which was recorded within Cost of sales in the condensed consolidated statement of operations, to write down the disposal group to fair value, less cost to sell, related to our Upjohn Distributor Markets, which are classified as held for sale. As of March 31, 2023 and December 31, 2022, the Company has approximately $198.3 million and $230.3 million, respectively, of intangible assets related to the Upjohn Distributor Markets that are classified as held for sale in the condensed consolidated balance sheets. Refer to Note 5 Divestitures for additional information.
Intangible asset amortization expense over the remainder of 2023 and for the years ending December 31, 2024 through 2027 is estimated to be as follows:

(In millions)
2023	$1,772
2024	2,274
2025	2,179
2026	2,124
2027	1,912

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2023	December 31, 2022
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Total	€5,100.0	€5,100.0	€5,100.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
At March 31, 2023, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedge was $301.1 million.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2023 Fair Value	December 31, 2022 Fair Value	Balance Sheet Location	March 31, 2023 Fair Value	December 31, 2022 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$22.0	$30.4	Other current liabilities	$16.4	$26.4
Total derivatives designated as hedges		22.0	30.4		16.4	26.4
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	70.5	104.3	Other current liabilities	82.1	160.6
Total derivatives not designated as hedges		70.5	104.3		82.1	160.6
Total derivatives		$92.5	$134.7		$98.5	$187.0

The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2023	2022	2023	2022	2023	2022
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$11.1	$9.7	$8.9	$14.2
Interest rate swaps	Interest expense (3)	—	—	(0.9)	(0.9)	(1.2)	(1.1)
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(51.9)	156.3	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	44.6	21.7	—	—	—	—
Total		$44.6	$21.7	$(41.7)	$165.1	$7.7	$13.1
____________
(1)At March 31, 2023, the Company expects that approximately $14.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$18.9	$—	$—	$688.8	$—	$—
Total cash equivalents	18.9	—	—	688.8	—	—
Equity securities:
Exchange traded funds	44.8	—	—	42.4	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	45.0	—	—	42.6	—	—
CCPS in Biocon Biologics	—	—	1,000.0	—	—	997.4
Available-for-sale fixed income investments:
Corporate bonds	—	14.9	—	—	13.2	—
U.S. Treasuries	—	11.9	—	—	11.7	—
Agency mortgage-backed securities	—	4.0	—	—	4.7	—
Asset backed securities	—	5.0	—	—	5.1	—
Other	—	0.2	—	—	0.6	—
Total available-for-sale fixed income investments	—	36.0	—	—	35.3	—
Foreign exchange derivative assets	—	92.5	—	—	134.7	—
Total assets at recurring fair value measurement	$63.9	$128.5	$1,000.0	$731.4	$170.0	$997.4
Financial Liabilities
Foreign exchange derivative liabilities	—	98.5	—	—	187.0	—
Contingent consideration	—	—	372.5	—	—	375.0
Total liabilities at recurring fair value measurement	$—	$98.5	$372.5	$—	$187.0	$375.0

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in other expense, net, in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other (income) expense, net in the condensed consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics and changes in volatility and discount rates. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
quarterly and any change in the fair value estimate is recorded in Other (income) expense, net, in the condensed consolidated statements of operations for that period.
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
Contingent Consideration
As of March 31, 2023 and December 31, 2022, the Company had a contingent consideration liability of $224.7 million and $221.2 million, respectively, relating to the Biocon Biologics Transaction. This contingent consideration liability represents the amount of the closing working capital target to which the parties have agreed that may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. The remaining contingent consideration liability represents a component of the total purchase consideration for Pfizer’s Respiratory Delivery Platform and certain other acquisitions. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At March 31, 2023 and December 31, 2022, discount rates ranging from 6.4% to 9.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2022 to March 31, 2023 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2022	$64.4	$310.6	$375.0
Payments	(9.7)	—	(9.7)
Reclassifications	10.7	(10.7)	—
Accretion	—	5.7	5.7
Fair value loss (3)	—	1.5	1.5
Balance at March 31, 2023	$65.4	$307.1	$372.5
____________
(1)Included in other current liabilities in the condensed consolidated balance sheets.
(2)Included in other long-term obligations in the condensed consolidated balance sheets.
(3)Included in litigation settlements and other contingencies, net in the condensed consolidated statements of operations.
Although the Company has not elected the fair value option for other financial assets and liabilities other than the CCPS, any future transacted financial asset or liability will be evaluated for the fair value election.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
12.Debt
For additional information, see Note 11 Debt in Viatris’ 2022 Form 10-K.
Short-Term Borrowings
The following table summarizes the Company’s short-term borrowings:

(In millions)	March 31, 2023	December 31, 2022
Receivables Facility	197.0	—
Other	7.6	—
Short-term borrowings	$204.6	$—
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility, which expires in April 2025 and a $200 million Note Securitization Facility which expires in August 2023. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under either facility are included as a component of short-term borrowings, while the accounts receivables securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.
Long-Term Debt
Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2023	March 31, 2023	December 31, 2022
Current portion of long-term debt:
2023 Senior Notes (a) *	3.125%	—	750.6
2023 Senior Notes *	4.200%	499.8	499.8
Other		0.7	0.7
Deferred financing fees		(0.4)	(0.6)
Current portion of long-term debt		$500.1	$1,250.5

Non-current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	1,083.3	1,069.8
2024 Euro Senior Notes ****	1.023%	821.8	813.5
2025 Euro Senior Notes *	2.125%	541.5	534.8
2025 Senior Notes ***	1.650%	758.6	759.6
2026 Senior Notes **	3.950%	2,243.7	2,243.2
2027 Euro Senior Notes ****	1.362%	955.7	945.9
2027 Senior Notes ***	2.300%	774.0	775.3
2028 Euro Senior Notes **	3.125%	808.7	798.5
2028 Senior Notes *	4.550%	749.0	748.9
2030 Senior Notes ***	2.700%	1,510.9	1,512.8
2032 Euro Senior Notes ****	1.908%	1,459.8	1,444.4
2040 Senior Notes ***	3.850%	1,648.9	1,650.6
2043 Senior Notes *	5.400%	497.4	497.4
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,199.6	2,200.8
YEN Term Loan Facility	Variable	301.1	305.1
Other		1.6	2.0
Deferred financing fees		(33.9)	(35.1)
Long-term debt		$18,069.4	$18,015.2
____________
(a)    In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment was amortized to interest expense over the remaining term of the notes, which were repaid at maturity in the first quarter of 2023.
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

At March 31, 2023 and December 31, 2022, the aggregate fair value of the Company’s outstanding notes was approximately $15.04 billion and $15.36 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2023 were as follows for each of the periods ending December 31:

(In millions)	Total
2023	$500
2024	1,897
2025	1,292
2026	2,551
2027	1,671
Thereafter	10,118
Total	$18,029
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2023	December 31, 2022
Accumulated other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	$(1.6)	$(2.3)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	269.3	268.5
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(16.8)	(18.5)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	325.1	377.0
Foreign currency translation adjustment	(3,340.6)	(3,385.9)
	$(2,764.6)	$(2,761.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			10.5	(66.2)	0.9	6.3	45.3	(3.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.9)		(8.9)					(8.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(5.0)		(5.0)
Net other comprehensive earnings (loss), before tax			2.8	(66.2)	0.9	1.3	45.3	(15.9)
Income tax provision (benefit)			1.1	(14.3)	0.2	0.5	—	(12.5)
Balance at March 31, 2023, net of tax			$(16.8)	$325.1	$(1.6)	$269.3	$(3,340.6)	$(2,764.6)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			13.3	201.3	(1.7)	(2.7)	(469.2)	(259.0)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(14.2)		(14.2)					(14.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Amortization of prior service costs included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			0.2	201.3	(1.7)	(2.6)	(469.2)	(272.0)
Income tax provision (benefit)			—	44.9	(0.4)	0.2	—	44.7
Balance at March 31, 2022, net of tax			$9.4	$173.1	$(1.3)	$29.4	$(2,271.6)	$(2,061.0)
14.Segment Information
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded, complex generics and generic products to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.
The Company’s chief operating decision maker is the Chief Executive Officer, who evaluates the performance of its segments based on total revenues and segment profitability.
Certain costs are not included in the measurement of segment profitability, such as costs, if any, associated with the following:
◦Intangible asset amortization expense and impairments of goodwill and long-lived assets;
◦R&D and acquired IPR&D expense;
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2022 Form 10-K.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales		Segment Profitability
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2023	2022	2023	2022
Reportable Segments:
Developed Markets	$2,170.4	$2,476.1	$938.7	$1,211.5
Greater China	564.6	573.1	394.3	417.7
JANZ	342.2	423.8	130.5	174.3
Emerging Markets	641.9	705.2	313.0	345.3
Total reportable segments	$3,719.1	$4,178.2	$1,776.5	$2,148.8

Reconciling items:
Intangible asset amortization expense			(603.3)	(648.1)
Intangible asset disposal & impairment charges			(32.0)	—
Globally managed research and development costs			(182.9)	(142.3)
Litigation settlements & other contingencies			(0.6)	(6.2)
Transaction related and other special items			(178.5)	(185.6)
Corporate and other unallocated			(379.4)	(459.2)
Earnings from operations			$399.8	$707.4

15.Restructuring
2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The remaining actions under the 2020 restructuring program include the disposal or closure of certain manufacturing facilities, which are expected to be substantially completed in 2023.

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
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2022 to March 31, 2023:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2022:	$155.6	$1.9	$157.5
Charges (1)	2.8	6.9	9.7
Cash payment	(24.5)	(3.1)	(27.6)
Utilization	—	(3.8)	(3.8)
Foreign currency translation	0.3	—	0.3
Balance at March 31, 2023:	$134.2	$1.9	$136.1
____________
(1)     For the three months ended March 31, 2023, total restructuring charges in Developed Markets, Emerging Markets, Greater China, and JANZ were approximately $7.7 million, $1.3 million, $(0.6) million, and $1.3 million, respectively.
At March 31, 2023 and December 31, 2022, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

16.Licensing and Other Partner Agreements
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
Our potential maximum development milestones not accrued for at March 31, 2023 totaled approximately $387 million. We estimate that the amounts that may be paid through the end of 2023 to be approximately $5 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
There have been no significant changes to our licensing and other partner agreements as disclosed in our 2022 Form 10-K.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
17.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our condensed consolidated balance sheet as of March 31, 2023. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

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
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these issues were resolved through the Company entering into an agreement with the tax authorities in March 2023 in respect of the pricing of its international transactions. The Company recorded tax expense of approximately $21.6 million during the three months ended March 31, 2023 due to the terms of this agreement. The remaining issues are in the audit phase or are being challenged in the Indian tax courts.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has recorded a net reserve for uncertain tax positions of $299.3 million and $298.1 million, including interest and penalties, in connection with its international audits at March 31, 2023 and December 31, 2022, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2021, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2021.
Tax Court Proceedings
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to ANDAs were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018 and on April 27, 2021, the Court affirmed Mylan’s position and held that patent litigation expenses related to ANDAs are immediately deductible. The IRS appealed, the case was heard before the Third Circuit Court of Appeals on January 12, 2023 and we are awaiting a decision.

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
On April 24, 2017, Sanofi Aventis U.S., LLC (“Sanofi”) filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. This lawsuit was transferred into a MDL in the U.S. District Court for the District of Kansas and alleged exclusive dealing and anti-competitive marketing practices in violation of the antitrust laws in connection with the sale and marketing of the EpiPen® Auto-Injector. Sanofi sought monetary damages, declaratory relief, attorneys’ fees and costs. The Court granted the Company’s motion for summary judgment and dismissed Sanofi’s claims. Sanofi’s appeal was denied. Sanofi’s petition seeking review by the U.S. Supreme Court was also denied and concludes this matter.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has a total accrual of approximately $5.5 million related to these matters at March 31, 2023, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
We have fully cooperated with these investigations, which we believe are related to a broader industry-wide investigation of the generic pharmaceutical industry. We have not had contact from DOJ concerning the above-described subpoenas or civil investigative demand in several years.

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
The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. On March 30, 2023, the Court dismissed all of Plaintiffs’ claims by granting Defendants’ motion for summary judgment and denying Plaintiffs’ cross-motion for partial summary judgment. Plaintiffs have filed an appeal to the U.S. Court of Appeals for the Second Circuit.
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

Citalopram
In 2013, the European Commission issued a decision finding that Lundbeck and several generic companies, including Generics [U.K.] Limited (“GUK” or the “Company”), had violated EU competition rules relating to various settlement agreements entered into in 2002 for citalopram. After various appeals, the European Commission’s decision was upheld in March 2021. On March 28, 2023, bodies of the national health authorities in England & Wales served a claim in the U.K. Competition Appeals Tribunal against parties to the citalopram investigation, including GUK, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. The Company, beginning in approximately 2018, has received notices from other health service authorities and insurers asserting an intention to file similar claims. Pursuant to an indemnification agreement, Merck KGaA and GUK have agreed to equally share any damages claimed against Merck KGaA and/or GUK alleged to have been caused by the conduct which is the subject of the European Commission decision.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately €11.9 million as of March 31, 2023 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $65.1 million as of March 31, 2023 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in other countries. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL and a Rule 23(f) petition to appeal the certification decision was denied. The Company has also received claims and inquiries related to these products, as well as requests to indemnify purchasers of the Company’s API and/ or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The end-payor plaintiff immediately appealed to the U.S. Court of Appeals for the Eleventh Circuit, which affirmed the dismissal. The personal injury and consumer putative class plaintiffs filed amended master complaints. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form complaints filed by personal injury plaintiffs. The trial court has dismissed all remaining claims against the generic defendants. Certain of the personal injury plaintiffs appealed this dismissal, which remains pending.

Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. The state court proceedings remain pending in Missouri and New York. Prior state court proceedings in California have now been terminated after the California Court previously granted motions (i) to exclude the opinions of plaintiffs’ only general causation expert in connection with his opinions involving the three lowest doses of Lipitor (10, 20 and 40 mg); (ii) for summary judgment in connection with the 10, 20, and 40 mg plaintiffs; and (iii) seeking the dismissal of the remaining cases involving the highest dose of Lipitor (80 mg).
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
The Company has accrued approximately $108.8 million as of March 31, 2023 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. In February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina, asserting infringement of the patents by the generic companies. The actions filed in Delaware and North Carolina have been dismissed and the actions will proceed in New Jersey.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8.6 million accrued related to these various other legal proceedings at March 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2022 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three months ended March 31, 2023, and cash flows for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased strategic vision and potential divestitures and acquisitions; the benefits and synergies of acquisitions, divestitures or our global restructuring program; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may be unable to realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives;
•the possibility that the Company may be unable to achieve expected benefits, synergies and operating efficiencies in connection with acquisitions, divestitures, or its global restructuring program within the expected timeframe or at all;
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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2022 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Viatris’ seasoned management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. With a global workforce of approximately 38,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio comprises more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands, generics, and complex generics. The Company operates approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
In addition to the impact of competition, government pricing actions and other measures designed to reduce healthcare costs, our results of operations, cash flows and financial condition could also be affected by other risks of doing business internationally, including the impact of public health epidemics, such as the COVID-19 pandemic, inflation, geopolitical events, including the ongoing conflict between Russia and Ukraine and related trade controls, sanctions, supply chain and staffing challenges and other economic considerations, supply chain disruptions, foreign currency exchange fluctuations, changes in intellectual property legal protections and other regulatory changes.

Recent Developments
Ophthalmology Acquisitions
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $427.4 million in cash, which included $11 per share paid to Oyster Point stockholders through a tender offer, payment for vested share-based awards, and the repayment of debt of Oyster Point. In addition to the upfront cash consideration, each Oyster Point stockholder received one non-tradeable contingent value right representing up to an additional $2 per share, or approximately $60 million in the aggregate, contingent upon Oyster Point achieving certain metrics based upon full year 2022 performance. Oyster Point did not achieve the metrics that would have triggered a contingent payment and the contingent value rights have expired. Oyster Point is focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a privately-owned research company with a complementary portfolio of ophthalmology therapies under development, for consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 under which the Company obtained rights with respect to acquiring certain pharmaceutical products and had also acquired shares representing approximately 13.5% equity interest in Famy Life Sciences for $25.0 million at December 31, 2020. The investment was accounted for in accordance with ASC 321, Investments - Equity Securities. The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023.

Refer to Note 4 Acquisitions and Other Transactions for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

2020 Restructuring Program
During the fourth quarter of 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The remaining actions under the 2020 restructuring program include the disposal or closure of certain manufacturing facilities, which are expected to be substantially completed in 2023.
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

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2023 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2023	2022	Change
Total revenues	$3,729.1	$4,191.7	$(462.6)
Gross profit	1,542.2	1,771.2	(229.0)
Earnings from operations	399.8	707.4	(307.6)
Net earnings	224.7	399.2	(174.5)
Diluted earnings per share	$0.19	$0.33	$(0.14)
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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended
	March 31,
(In millions, except %s)	2023	2022	% Change	2023 Currency Impact (1)	2023 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,170.4	$2,476.1	(12)%	$73.2	$2,243.6	(9)%
Greater China	564.6	573.1	(1)%	35.0	599.6	5%
JANZ	342.2	423.8	(19)%	33.6	375.8	(11)%
Emerging Markets	641.9	705.2	(9)%	55.3	697.2	(1)%
Total net sales	$3,719.1	$4,178.2	(11)%	$197.1	$3,916.2	(6)%

Other revenues (3)	10.0	13.5	NM	0.3	10.3	NM
Consolidated total revenues (4)	$3,729.1	$4,191.7	(11)%	$197.4	$3,926.5	(6)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2023 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended March 31, 2023, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $7.1 million, $0.2 million, and $2.7 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the three months ended March 31, 2023, Viatris reported total revenues of $3.73 billion, compared to $4.19 billion for the comparable prior year period, representing a decrease of $462.6 million, or 11%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.72 billion, compared to $4.18 billion for the comparable prior year period, representing a decrease of $459.1 million, or 11%. Other revenues for the current quarter were $10.0 million, compared to $13.5 million for the comparable prior year period.
The decrease in net sales was partially driven by the unfavorable impact of foreign currency translation of approximately $197.1 million, or 5%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, China, Japan and India. Additionally, net sales further decreased by approximately $164.8 million or 4% due to the inclusion of net sales related to the divested biosimilars business in the prior year period. On a constant currency basis, the decrease in net sales from the remaining business was approximately $103.5 million, or 3% for the three months ended March 31, 2023 compared to the prior year period. The decrease was due to base business erosion of approximately $188 million. The decrease in net sales from existing products was partially offset by approximately $85.2 million of new product sales, primarily in the U.S. and Europe. New product sales include new products launched in 2023 and the carryover impact of new products, including business development, launched within the last twelve months. Net sales from acquisitions totaled $6.3 million during the current quarter.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 35% for the three months ended March 31, 2023 and 2022.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $305.7 million or 12% during the three months ended March 31, 2023 when compared to the prior year period. This decrease was partially due to the unfavorable impact of foreign currency translation of approximately $73.2 million, or 3%. Net sales also decreased by approximately $144.6 million or 6% due to the inclusion of net sales related to the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business decreased by approximately $94.2 million, or 4% when compared to the prior year period. Net sales within North America totaled approximately $925.8 million and net sales within Europe totaled approximately $1.24 billion. The decrease in constant currency net sales was driven by anticipated lower net sales of existing products within the U.S., including cyclosporine ophthalmic emulsion and Wixela Inhub®, as a result of lower volumes and, to a lesser extent, lower pricing due to additional competition. These decreases were partially offset by new product sales, including lenalidomide in the U.S., and higher volumes of existing products in Europe. Net sales from Tyrvaya® totaled $6.3 million during the current quarter.

Greater China Segment
Net sales from Greater China decreased by $8.5 million or 1% for the three months ended March 31, 2023 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $35.0 million, or 6%. Constant currency net sales increased by approximately $26.6 million, or 5% when compared to the prior year period, driven primarily by increased volumes of existing products. The disposition of the biosimilars business did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ decreased by $81.6 million or 19% for the three months ended March 31, 2023 when compared to the prior year period. This decrease was partially the result of the unfavorable impact of foreign currency translation of approximately $33.6 million, or 8%. Constant currency net sales decreased by approximately $43.4 million, or 10% when compared to the prior year period. The decrease was due to lower net sales of existing products mainly driven by lower pricing and, to a lesser extent, volumes, in Japan as a result of government price reductions and additional competition. The disposition of the biosimilars business did not have a significant impact on the net sales for the current quarter.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $63.3 million or 9% for the three months ended March 31, 2023 when compared to the prior year period. This decrease was mainly driven by the unfavorable impact of foreign currency translation of approximately $55.3 million or 8%. In addition, net sales also decreased by approximately $15.5 million, or 2% due to the inclusion of the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business increased by $7.5 million, or 1% when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.42 billion for the three months ended March 31, 2022 to $2.19 billion for the three months ended March 31, 2023. Cost of sales was primarily impacted by the decrease in net sales, including the impact of the disposition of the biosimilars business in November 2022.
Gross profit for the three months ended March 31, 2023 was $1.54 billion and gross margins were 41%. For the three months ended March 31, 2022, gross profit was $1.77 billion and gross margins were 42%. This change is primarily related to the decrease in cost of sales. Adjusted gross margins were 60% for the three months ended March 31, 2023, compared to 59% for the three months ended March 31, 2022.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is as follows:

	Three Months Ended
	March 31,
(In millions, except %s)	2023	2022
U.S. GAAP cost of sales	$2,186.9	$2,420.5
Deduct:
Purchase accounting related amortization	(653.4)	(658.8)
Acquisition and divestiture related items	(5.0)	(9.0)
Restructuring related costs	(10.9)	(13.1)
Share-based compensation expense	(0.6)	(0.3)
Other special items	(38.8)	(41.0)
Adjusted cost of sales	$1,478.2	$1,698.3

Adjusted gross profit (a)	$2,250.9	$2,493.4

Adjusted gross margin (a)	60%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended March 31, 2023 was $182.9 million, compared to $142.3 million for the comparable prior year period, an increase of $40.6 million. This increase was primarily due to continued investment in our pipeline, including approximately $10.9 million related to the ophthalmology acquisitions.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $958.9 million, compared to $915.3 million for the comparable prior year period, an increase of $43.6 million. The increase was primarily due to expenses related to the ophthalmology acquisitions of approximately $33.5 million, higher investment in selling and promotional activities, and increased payroll-related costs. Partially offsetting these increases were lower acquisition and divestiture related costs of approximately $26.6 million as a result of transitioning certain support services from Pfizer during 2022.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
(In millions)	2023	2022
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$1.5	$12.4
Litigation settlements, net	(0.9)	(6.2)
Total litigation settlements and other contingencies, net	$0.6	$6.2

Interest Expense
Interest expense for the three months ended March 31, 2023 totaled $147.0 million, compared to $146.2 million for the three months ended March 31, 2022, essentially flat as higher costs related to our variable rate borrowings were offset by the impact of debt repayments.
Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other (income) expense, net for the three months ended March 31, 2023 totaled $69.9 million of income, compared to expense of $33.7 million for the three months ended March 31, 2022. The current quarter income was primarily driven by the reimbursement for transition services provided to Biocon Biologics of approximately $45.7 million. The costs related to the transition services are included in SG&A and R&D. The current quarter income was also attributed to a gain of approximately $18.9 million as a result of remeasuring our pre-existing 13.5% equity interest in Famy Life Sciences to fair value. The prior year period expense was primarily driven by higher foreign exchange costs.

Income Tax Provision
For the three months ended March 31, 2023, the Company recognized an income tax provision of $98.0 million, compared to $128.3 million for the comparable prior year period, a decrease of $30.3 million. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates. Also impacting the tax provision for the three months ended March 31, 2023 was a tax expense of $21.6 million related to an agreement with the Indian tax authorities in March 2023 in respect of the pricing of its international transactions.

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
The significant items excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, intangible asset impairment charges, including for in-process research and development, and impairment of goodwill. For the acquisition of businesses accounted for under the provisions of ASC 805, Business Combinations, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.
Fair Value Adjustments, Including Contingent Consideration
The impact of changes to the fair value of assets and liabilities, including contingent and deferred consideration and accounting for the CCPS in Biocon Biologics, and the related accretion income or expense are excluded from adjusted net earnings and adjusted EBITDA because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.
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

Restructuring, Acquisition and Divestiture Related and Other Special Items
Costs related to restructuring, acquisition and divestiture related activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:
•Costs related to formal restructuring programs and actions, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs, decommissioning and other restructuring related costs;
•Certain acquisition and divestiture costs, including costs relating to integration and planning, advisory and legal fees, certain financing related costs, certain reimbursements related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the Business Combination Agreement and Separation and Distribution Agreement, certain other TSA related set-up and exit costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
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
•Gains or losses from divestitures, including impairments of held for sale assets; and
•The impact of changes related to uncertain tax positions are excluded from adjusted cost of sales and adjusted net earnings. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings.
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

Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings
A reconciliation between net earnings as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Three Months Ended March 31,
(In millions)	2023	2022
U.S. GAAP net earnings	$224.7	$399.2
Purchase accounting related amortization (primarily included in cost of sales) (a)	653.3	658.9
Litigation settlements and other contingencies, net	0.6	6.2
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.3)	(13.7)
Clean energy investments pre-tax gain	—	(0.1)
Acquisition and divestiture related costs (primarily included in SG&A) (b)	58.1	84.7
Restructuring related costs (c)	9.7	16.8
Share-based compensation expense	42.6	28.3
Other special items included in:
Cost of sales (d)	38.8	41.0
Research and development expense	2.0	0.3
Selling, general and administrative expense	14.9	7.4
Other expense, net (e)	(21.8)	(1.5)
Tax effect of the above items and other income tax related items (f)	(79.7)	(102.2)
Adjusted net earnings	$932.9	$1,125.3
Significant items include the following:
(a)For the three months ended March 31, 2023, charges include an intangible asset charge of approximately $32.0 million related to the potential divestiture of the Upjohn Distributor Markets to write down the disposal group to fair value, less cost to sell. Also includes amortization of the step-up in the fair value of inventory related to the Oyster Point acquisition of approximately $7.3 million.
(b)Acquisition and divestiture related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(c)For the three months ended March 31, 2023, charges include approximately $10.9 million in cost of sales and approximately $(1.2) million in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(d)For the three months ended March 31, 2023, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $22.7 million and inventory reserves related to the potential divestiture of the Upjohn Distributor Markets of approximately $9.2 million.
(e)For the three months ended March 31, 2023, includes a gain of approximately $18.9 million as a result of remeasuring our pre-existing 13.5% equity interest in Famy Life Sciences to fair value.
(f)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings to EBITDA and adjusted EBITDA for the three months ended March 31, 2023 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2023	2022
U.S. GAAP net earnings	$224.7	$399.2
Add / (deduct) adjustments:
Net contribution attributable to equity method investments	—	(0.1)
Income tax provision	98.0	128.3
Interest expense (a)	147.0	146.2
Depreciation and amortization (b)	730.0	736.0
EBITDA	$1,199.7	$1,409.6
Add adjustments:
Share-based compensation expense	42.6	28.3
Litigation settlements and other contingencies, net	0.6	6.2
Restructuring, acquisition and divestiture related and other special items (c)	98.0	142.2
Adjusted EBITDA	$1,340.9	$1,586.3
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $971.2 million for the three months ended March 31, 2023. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $167.3 million to $971.2 million for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $1.14 billion for the three months ended March 31, 2022. Net cash provided by operating activities is derived from net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of the disposition of the biosimilars business in November 2022, and the timing of cash payments and collections.
Investing Activities
Net cash used in investing activities was $749.5 million for the three months ended March 31, 2023, as compared to $66.9 million for the three months ended March 31, 2022, an increase of $682.6 million.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million.

•capital expenditures, primarily for equipment and facilities, totaling approximately $47.8 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2023 calendar year are expected to be approximately $400 million to $500 million.
In 2022, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $64.5 million.
Financing Activities
Net cash used in financing activities was $974.7 million for the three months ended March 31, 2023, as compared to $1.01 billion for the three months ended March 31, 2022, a decrease of $34.3 million.
In 2023, significant items in financing activities included the following:
•repayment of the 3.125% Senior Notes at maturity of approximately $750.0 million;
•share repurchases of $250.0 million;
•net short-term borrowings of $204.6 million;
•cash dividends paid of $143.8 million; and
•net cash of $12.1 million collected on behalf of Biocon Biologics, which is included in Other items, net.
In 2022, significant items in financing activities included the following:
•net repayments of short-term borrowings of $837.9 million; and
•cash dividends paid of $145.1 million.
Capital Resources
Our cash and cash equivalents totaled $506.6 million at March 31, 2023, and the majority of these funds are held by our non-U.S. subsidiaries. In order to support our global operations, the majority of our cash and cash equivalents are held within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.

The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2023, the Company did not have any borrowings outstanding under the Commercial Paper Program and the Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025, and a $200 million Note Securitization Facility which expires in August 2023. As of March 31, 2023, the Company had $197.0 million outstanding under the Receivables Facility and did not have any borrowings outstanding under the Note Securitization Facility. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under either facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $76.3 million and $34.7 million of accounts receivable as of March 31, 2023 and December 31, 2022 under these factoring arrangements, respectively.
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of March 31, 2023 and December 31, 2022 were $55.5 million and $33.4 million, respectively. These amounts are included within Accounts payable in the condensed consolidated balance sheets.
For information regarding our dividends paid and declared, refer to Note 9 Earnings per Share in Part I, Item 1 of this Form 10-Q.
We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. Also, on an ongoing basis, we review our operations, including the evaluation of potential divestitures of products and businesses, as part of our future strategy. Any divestitures could impact future liquidity. In addition, we plan to continue to explore various other ways to create, enhance or otherwise unlock the value of the Company’s unique global platform in order to create shareholder value.
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

Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2023, refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
The YEN Term Loan Facility and the Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which set the Maximum Leverage Ratio as of the end of any quarter at 3.75 to 1.00 for the quarter ended March 31, 2023 and each quarter ending thereafter, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at March 31, 2023 and expects to remain in compliance for the next twelve months.

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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2023 and as of and for the year ended December 31, 2022. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets	$389.1	$996.3
Non-current assets	61,641.8	61,972.6

LIABILITIES AND EQUITY
Current liabilities	25,843.7	26,631.5
Non-current liabilities	15,259.4	15,265.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(212.9)	(1,132.4)
Net earnings	224.7	2,078.6
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $200.9 million accrued for legal contingencies at March 31, 2023.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party will provide certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. The Company incurred approximately $3.7 million related to this provision of the TSA during the three months ended March 31, 2023 and approximately $141.7 million during the period beginning on the closing date of the Combination and ended March 31, 2023. We expect to incur future costs related to the completion of the services. As of December 31, 2022, the Company has exited substantially all transition services with Pfizer.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2022 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2022 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	9,509,707	$11.77	9,509,707	$888,085,194
February 1 - February 28, 2023	11,729,814	11.77	11,729,814	750,013,515
March 1 - March 31, 2023	—	—	—	—
Total	21,239,521	$11.77	21,239,521	$750,013,515
____________
(a)Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations and Results of Operations – Recent Developments” of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended March 31, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.

ITEM 6. EXHIBITS

10.1
Offer Letter with Scott A. Smith, dated February 24, 2023, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.2	Separation Agreement with Michael Goettler, dated February 24, 2023, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.3	Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 3, 2023.*

10.4	LIBOR Transition Amendment, dated as of April 28, 2023, to the Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent.^

22	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
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

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
May 8, 2023

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
May 8, 2023