Form 10-Q
period 2023-09-30
Viatris Inc
filed 2023-11-08
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 2, 2023 was 1,199,671,000.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2023

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2022 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2022, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredient
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The transaction between Viatris and Biocon Biologics pursuant to which Viatris contributed its biosimilars portfolio, composed of the Biocon collaboration programs, biosimilars to Humira®, Enbrel®, and Eylea®, as well as related assets and liabilities to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended from time to time by that certain Amendment No. 1 to Transaction Agreement, dated November 28, 2022 and that certain Omnibus Amendment No. 1, dated May 17, 2023
Biogen	Biogen MA Inc. and Biogen International GmbH, collectively
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAMT	Corporate alternative minimum tax
CCPS	Compulsory convertible preferred shares
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe

Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2023
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board.
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
Mapi	Mapi Pharma Ltd.
Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. U.S. Dollar Notes	The 4.200% Senior Notes due 2023, 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market
NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in August 2023 for borrowings up to $200 million and expiring in August 2024
OTC	Over-the-counter
Oyster Point	Oyster Point Pharma, Inc.

Pfizer	Pfizer Inc.
PSUs	Performance awards
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
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

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Net sales	$3,933.9	$4,067.4	$11,562.5	$12,351.0
Other revenues	8.0	10.8	27.1	35.7
Total revenues	3,941.9	4,078.2	11,589.6	12,386.7
Cost of sales	2,250.6	2,329.8	6,747.5	7,163.8
Gross profit	1,691.3	1,748.4	4,842.1	5,222.9
Operating expenses:
Research and development	211.2	174.9	602.4	479.8
Acquired IPR&D	1.0	—	11.2	—
Selling, general and administrative	1,053.5	1,017.3	3,044.3	2,913.7
Litigation settlements and other contingencies, net	(26.1)	(3.9)	(36.5)	13.2
Total operating expenses	1,239.6	1,188.3	3,621.4	3,406.7
Earnings from operations	451.7	560.1	1,220.7	1,816.2
Interest expense	141.5	153.2	432.2	445.3
Other (income) expense, net	(92.0)	(20.6)	(269.4)	26.6
Earnings before income taxes	402.2	427.5	1,057.9	1,344.3
Income tax provision	70.6	73.2	237.6	276.9
Net earnings	$331.6	$354.3	$820.3	$1,067.4
Earnings per share attributable to Viatris Inc. shareholders
Basic	$0.28	$0.29	$0.68	$0.88
Diluted	$0.27	$0.29	$0.68	$0.88
Weighted average shares outstanding:
Basic	1,199.5	1,212.5	1,200.4	1,211.8
Diluted	1,207.6	1,218.1	1,205.6	1,216.1

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings	$331.6	$354.3	$820.3	$1,067.4
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(350.8)	(1,163.0)	(559.6)	(2,782.1)
Change in unrecognized loss and prior service cost related to defined benefit plans	(4.9)	(1.2)	(10.4)	(3.3)
Net unrecognized gain on derivatives in cash flow hedging relationships	8.8	15.7	48.4	33.5
Net unrecognized gain on derivatives in net investment hedging relationships	186.8	376.7	107.8	962.4
Net unrealized loss on marketable securities	(1.3)	(0.8)	(0.2)	(3.5)
Other comprehensive loss, before tax	(161.4)	(772.6)	(414.0)	(1,793.0)
Income tax provision	41.5	87.3	33.3	221.8
Other comprehensive loss, net of tax	(202.9)	(859.9)	(447.3)	(2,014.8)
Comprehensive earnings (loss)	$128.7	$(505.6)	$373.0	$(947.4)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,309.6	$1,259.9
Accounts receivable, net	3,738.5	3,814.5
Inventories	3,671.9	3,519.5
Prepaid expenses and other current assets	1,784.7	1,811.2
Assets held for sale	427.3	230.3
Total current assets	10,932.0	10,635.4
Property, plant and equipment, net	2,926.6	3,024.5
Intangible assets, net	21,280.5	22,607.1
Goodwill	10,278.1	10,425.8
Deferred income tax benefit	930.4	925.9
Other assets	2,395.0	2,403.5
Total assets	$48,742.6	$50,022.2

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,989.1	$1,766.6
Short-term borrowings	0.1	—
Income taxes payable	206.9	279.6
Current portion of long-term debt and other long-term obligations	1,307.4	1,259.1
Liabilities held for sale	14.3	—
Other current liabilities	3,316.2	3,440.9
Total current liabilities	6,834.0	6,746.2
Long-term debt	17,076.9	18,015.2
Deferred income tax liability	2,319.0	2,432.0
Other long-term obligations	1,647.1	1,756.5
Total liabilities	27,877.0	28,949.9
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,220,899,433 and 1,213,793,231, respectively	12.2	12.1
Additional paid-in capital	18,760.7	18,645.8
Retained earnings	5,553.0	5,175.6
Accumulated other comprehensive loss	(3,208.5)	(2,761.2)
	21,117.4	21,072.3
Less: Treasury stock — at cost
Common stock shares: 21,239,521 as of September 30, 2023	251.8	—
Total equity	20,865.6	21,072.3
Total liabilities and equity	$48,742.6	$50,022.2
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2023	1,220,385,566	$12.2	$18,719.4	$5,369.1	21,239,521	$(251.8)	$(3,005.6)	$20,843.3
Net earnings	—	—	—	331.6	—	—	—	331.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(202.9)	(202.9)
Issuance of restricted stock and stock options exercised, net	441,962	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(2.5)	—	—	—	—	(2.5)
Share-based compensation expense	—	—	43.1	—	—	—	—	43.1
Issuance of common stock	71,905	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(147.7)	—	—	—	(147.7)
Balance at September 30, 2023	1,220,899,433	$12.2	$18,760.7	$5,553.0	21,239,521	$(251.8)	$(3,208.5)	$20,865.6

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	820.3	—	—	—	820.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(447.3)	(447.3)
Issuance of restricted stock and stock options exercised, net	6,864,535	0.1	3.7	—	—	—	—	3.8
Taxes related to the net share settlement of equity awards	—	—	(22.2)	—	—	—	—	(22.2)
Share-based compensation expense	—	—	124.9	—	—	—	—	124.9
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Issuance of common stock	241,667	—	2.4	—	—	—	—	2.4
Cash dividends declared, $0.36 per common share	—	—	—	(442.9)	—	—	—	(442.9)
Other	—	—	6.1	—	—	—	—	6.1
Balance at September 30, 2023	1,220,899,433	$12.2	$18,760.7	$5,553.0	21,239,521	$(251.8)	$(3,208.5)	$20,865.6
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2022	1,212,447,457	$12.1	$18,585.7	$4,106.8	—	$—	$(2,899.2)	$19,805.4
Net earnings	—	—	—	354.3	—	—	—	354.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(859.9)	(859.9)
Issuance of restricted stock, net	31,203	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	0.2	—	—	—	—	0.2
Share-based compensation expense	—	—	29.1	—	—	—	—	29.1
Issuance of common stock	174,805	—	1.8	—	—	—	—	1.8
Cash dividends declared, $0.12 per common share	—	—	—	(148.6)	—	—	—	(148.6)
Balance at September 30, 2022	1,212,653,465	$12.1	$18,616.8	$4,312.5	—	$—	$(3,759.1)	$19,182.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	—	—	1,067.4	—	—	—	1,067.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,014.8)	(2,014.8)
Issuance of restricted stock, net	2,911,515	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(8.6)	—	—	—	—	(8.6)
Share-based compensation expense	—	—	86.8	—	—	—	—	86.8
Issuance of common stock	234,487	—	2.5	—	—	—	—	2.5
Cash dividends declared, $0.36 per common share	—	—	—	(443.7)	—	—	—	(443.7)
Balance at September 30, 2022	1,212,653,465	$12.1	$18,616.8	$4,312.5	—	$—	$(3,759.1)	$19,182.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$820.3	$1,067.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,096.1	2,157.8
Share-based compensation expense	124.9	86.8
Deferred income tax benefit	(179.9)	(179.5)
Other non-cash items	(52.1)	193.0
Litigation settlements and other contingencies, net	(54.6)	5.9
Changes in operating assets and liabilities:
Accounts receivable	(2.8)	98.9
Inventories	(485.7)	(439.6)
Accounts payable	236.3	(75.4)
Income taxes	(29.6)	29.5
Other operating assets and liabilities, net	(152.7)	(134.8)
Net cash provided by operating activities	2,320.2	2,810.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(667.7)	—
Capital expenditures	(211.5)	(252.3)
Purchase of marketable securities	(20.9)	(23.3)
Proceeds from the sale of marketable securities	20.9	23.0
Payments for product rights and other, net	(62.1)	(24.8)
Proceeds from the sale of assets and subsidiaries	48.0	—
Proceeds from sale of property, plant and equipment	13.4	13.4
Net cash used in investing activities	(879.9)	(264.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,875.5
Payments of long-term debt	(750.1)	(2,961.9)
Purchase of common stock	(250.0)	—
Change in short-term borrowings, net	0.2	(992.8)
Taxes paid related to net share settlement of equity awards	(32.6)	(13.4)
Contingent consideration payments	(8.4)	(18.9)
Payments of financing fees	(0.3)	(1.6)
Cash dividends paid	(431.6)	(436.1)
Non-contingent payments for product rights	(9.7)	—
Issuance of common stock	2.5	2.5
Other items, net	104.2	(0.6)
Net cash used in financing activities	(1,375.8)	(2,547.3)
Effect on cash of changes in exchange rates	(15.2)	(54.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	49.3	(55.8)
Cash, cash equivalents and restricted cash — beginning of period	1,262.5	706.2
Cash, cash equivalents and restricted cash — end of period	$1,311.8	$650.4
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
The interim results of operations and comprehensive earnings for the three and nine months ended September 30, 2023, and cash flows for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2023 and 2022, respectively:

(In millions)	Three Months Ended September 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,391.3	$546.5	$185.7	$409.6	$2,533.1
Complex Gx	166.1	—	8.0	0.3	174.4
Generics	851.1	1.9	140.8	232.6	1,226.4
Total	$2,408.5	$548.4	$334.5	$642.5	$3,933.9

(In millions)	Nine Months Ended September 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,923.5	$1,639.4	$583.4	$1,251.8	$7,398.1
Complex Gx	428.7	—	20.6	0.4	449.7
Generics	2,580.5	5.7	448.2	680.3	3,714.7
Total	$6,932.7	$1,645.1	$1,052.2	$1,932.5	$11,562.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended September 30, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,327.7	$571.9	$211.6	$429.1	$2,540.3
Complex Gx and Biosimilars	295.0	0.2	10.9	14.1	320.2
Generics	808.8	1.9	160.5	235.7	1,206.9
Total	$2,431.5	$574.0	$383.0	$678.9	$4,067.4

(In millions)	Nine Months Ended September 30, 2022
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,931.8	$1,687.9	$703.7	$1,254.1	$7,577.5
Complex Gx and Biosimilars	986.1	0.5	33.3	45.9	1,065.8
Generics	2,468.8	7.0	496.9	735.0	3,707.7
Total	$7,386.7	$1,695.4	$1,233.9	$2,035.0	$12,351.0
____________
(a)Amounts for the three and nine months ended September 30, 2023 include the impact of foreign currency translations compared to the prior year period.
(b)Amounts for the three and nine months ended September 30, 2022 include $181.0 million and $507.5 million, respectively, related to the biosimilars business which was subsequently contributed to Biocon Biologics in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.

The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Select Key Global Products
Lipitor ®	$381.6	$420.4	$1,179.5	$1,266.1
Norvasc ®	175.5	189.3	560.6	600.1
Lyrica ®	141.7	156.5	423.1	483.9
EpiPen® Auto-Injectors	131.9	114.4	355.2	309.7
Viagra ®	110.5	117.0	336.5	361.9
Celebrex ®	84.7	82.2	255.5	253.4
Creon ®	77.5	76.4	224.3	226.5
Effexor ®	65.5	64.2	194.9	215.4
Zoloft ®	62.7	53.1	173.7	188.7
Xalabrands	47.9	51.0	145.0	146.7

Select Key Segment Products
Influvac ®	$137.2	$159.3	$137.5	$178.3
Yupelri ®	58.3	53.4	160.3	146.1
Dymista ®	44.1	38.6	155.0	138.0
Amitiza ®	37.7	39.4	115.8	125.3
Xanax ®	28.2	38.3	119.7	115.5
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three and nine months ended September 30, 2023 include the impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(d)Refer to intellectual property matters included in Note 18 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Gross sales	$6,497.2	$6,862.9	$19,289.2	$21,069.9
Gross to net adjustments:
Chargebacks	(1,348.3)	(1,553.1)	(4,073.2)	(4,731.5)
Rebates, promotional programs and other sales allowances	(952.7)	(1,021.8)	(2,905.9)	(3,303.0)
Returns	(55.7)	(73.4)	(174.4)	(238.7)
Governmental rebate programs	(206.6)	(147.2)	(573.2)	(445.7)
Total gross to net adjustments	$(2,563.3)	$(2,795.5)	$(7,726.7)	$(8,718.9)
Net sales	$3,933.9	$4,067.4	$11,562.5	$12,351.0
____________
(a)Amounts for the three and nine months ended September 30, 2022 include the biosimilars business which was subsequently contributed to Biocon Biologics in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.

No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2023. Such allowances were comprised of the following at September 30, 2023 and December 31, 2022, respectively:

(In millions)	September 30, 2023	December 31, 2022
Accounts receivable, net	$1,594.5	$1,798.7
Other current liabilities	921.2	888.8
Total	$2,515.7	$2,687.5
Accounts receivable, net was comprised of the following at September 30, 2023 and December 31, 2022, respectively:

(In millions)	September 30, 2023	December 31, 2022
Trade receivables, net	$3,231.0	$3,243.8
Other receivables	507.5	570.7
Accounts receivable, net	$3,738.5	$3,814.5
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $21.3 million and $34.7 million of accounts receivable as of September 30, 2023 and December 31, 2022, respectively, under these factoring arrangements.

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
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of September 30, 2023 and December 31, 2022 were $59.6 million and $33.4 million, respectively. These amounts are included within Accounts payable in the condensed consolidated balance sheets.

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

In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the nine months ended September 30, 2023, the Company incurred acquisition related costs of approximately $21.4 million, which were recorded primarily in SG&A in the condensed consolidated statement of operations.

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
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the valuation of intangible assets and income taxes. There were no measurement period adjustments during 2023.

The Company recorded a step-up in the fair value of inventory of approximately $29.3 million. During the three and nine months ended September 30, 2023, the Company recorded amortization of the inventory step-up of approximately $7.3 million and $22.0 million, respectively, which is included in Cost of sales in the condensed consolidated statement of operations.
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
The goodwill of $5.9 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The operating results of Oyster Point have been included in the Company’s condensed consolidated statements of operations since the acquisition date. The total revenues of Oyster Point for the period from the acquisition date to September 30, 2023, were $26.9 million and net loss, net of tax, was approximately $119.8 million. The net loss for the period includes the effect of the purchase accounting adjustments and acquisition related costs.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended		Nine Months Ended
(Unaudited, in millions, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total revenues	$3,941.9	$4,083.8	$11,589.6	$12,399.7
Net earnings	$338.3	$313.7	$852.9	$915.1
Earnings per share:
Basic	$0.28	$0.26	$0.71	$0.76
Diluted	$0.28	$0.26	$0.71	$0.75
Weighted average shares outstanding:
Basic	1,199.5	1,212.5	1,200.4	1,211.8
Diluted	1,207.6	1,218.1	1,205.6	1,216.1

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
The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the valuation of IPR&D and income taxes. There were no measurement period adjustments during 2023.

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
The goodwill of $89.3 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and nine months ended September 30, 2023 and 2022.

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

Mapi Pharma Ltd. (“Mapi”) Equity Investment
In April 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of a long-acting glatiramer acetate depot product (“GA Depot”). Under the terms of the license and commercialization agreement, as of September 30, 2023, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive royalties and sales-based milestones.

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

As of September 30, 2023 and December 31, 2022, our condensed consolidated balance sheets included, within Other Assets, $132.1 million and $56.4 million, respectively, related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million and $16.5 million, respectively, and within Prepaid Expenses and Other Current Assets, $52.5 million and $42.5 million, respectively, related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
5.Divestitures
Biocon Biologics Transaction
On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. During the three and nine months ended September 30, 2023, the Company recorded a gain of $19.1 million and $50.6 million, respectively, as a component of Other (Income) Expense, Net, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and the fair value is reassessed quarterly, refer to Note 11 Financial Instruments and Risk Management for further discussion. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million. An amount of cash equal to all or a portion of the closing working capital target may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Refer to Note 8 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections, and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The original term of the TSA was generally up to two years; however, the parties agreed to reduce the term of the TSA to expire on December 31, 2023, subject to early termination of services at the discretion at Biocon Biologics and/or extensions until April 30, 2024 for certain services. In the third quarter of 2023, Biocon Biologics began to exit certain services under the TSA. Under the TSA, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup of $44 million for 2023. In the event services are provided after 2023 through April 30, 2024, Viatris is entitled to be reimbursed for its costs plus service-based markups for such period. During the three and nine months ended September 30, 2023, the Company recognized TSA income of approximately $47.2 million and $139.8 million, respectively, as a component of Other (Income) Expense, Net.

Other Planned Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of substantially all of its OTC business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products, its API business in India and commercialization rights in the Upjohn Distributor Markets. The transactions are expected to close by the end of the first half of 2024 and are subject to regulatory approvals, completion of any consultations with employee representatives (where applicable), receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition.

Under the terms of the agreements, Viatris will receive gross proceeds of up to approximately $2.17 billion for the OTC business and up to approximately $1.4 billion for the remaining divestitures. Upon closing of the divestitures of the women’s healthcare business, the rights to two women’s healthcare products and API business, we expect to record gains for the differences between the expected consideration to be received and the carrying values of the businesses and assets to be divested. The OTC, API and women’s healthcare businesses are deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities will include an allocation of goodwill. The sale of the rights to two women’s healthcare products will be accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers will enter into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including TSAs, manufacturing and supply agreements, and distribution agreements, as necessary.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business, primarily related to oral and injectable contraceptives, to Insud Pharma, S. L. (“Insud”), a leading Spanish multinational pharmaceutical company. The transaction includes two manufacturing facilities in India.

In the third quarter of 2023, Viatris also entered into a separate agreement to divest its rights to women’s healthcare products Duphaston® and Femoston® to Theramex HQ UK Limited (“Theramex”), a leading global specialty pharmaceutical company dedicated to women’s health.

Assets and liabilities associated with the women’s healthcare business to be divested to Insud and assets to be divested to Theramex were reclassified as held for sale in the condensed consolidated balance sheet as of September 30, 2023.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
OTC
On October 1, 2023, Viatris received an offer from Cooper Consumer Health SAS, a leading European OTC drug manufacturer and distributor. Subject to the completion of consultations with applicable works councils, the offer grants Viatris the right to divest substantially all of its OTC business, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. The Company will retain rights for Viagra®, Dymista® and select OTC products in certain markets. The OTC business to be divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities are classified as held and used at September 30, 2023 and will be classified as held for sale in the fourth quarter of 2023. Also, we expect to record a pre-tax loss ranging from $600 million to $700 million in the fourth quarter of 2023 for the difference between the estimated consideration to be received and the carrying value of the business to be divested, including an allocation of goodwill.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to IQuest Enterprises Private Limited, a privately held pharmaceutical company based in India. The transaction includes three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris will retain some selective R&D capabilities in API. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities are classified as held and used at September 30, 2023 and will be classified as held for sale in the fourth quarter of 2023.

Upjohn Distributor Markets
In the fourth quarter of 2022, we determined that our Upjohn Distributor Markets should be classified as held for sale. Upon classification as held for sale, we recognized a total charge of $374.2 million in that quarter, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the nine months ended September 30, 2023, the Company recorded an intangible asset charge of $32.0 million to write down the disposal group to fair value, less cost to sell and additional charges of $19.2 million. During 2023, Viatris executed agreements to divest commercialization rights for the majority of the Upjohn Distributor Markets. Certain transactions have closed and the remaining transactions are expected to be completed in the fourth quarter of 2023. If these transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred. These additional charges could be in excess of $150 million.

Assets and Liabilities Held for Sale
Assets and liabilities held for sale associated with the women’s healthcare business, rights to two women’s healthcare products, and Upjohn Distributor Markets divestitures consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Assets held for sale
Accounts receivable, net	$34.5	$—
Inventories	40	—
Prepaid expenses and other current assets	0.7	—
Property, plant and equipment, net	26.3	—
Intangible assets, net	259.7	230.3
Goodwill	65.9	—
Other assets	0.2	—
Total assets held for sale	$427.3	$230.3

Liabilities held for sale
Accounts payable	$8.4	$—
Other current liabilities	5.5	—
Other long-term obligations	0.4	—
Total liabilities held for sale	$14.3	$—

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
The following table summarizes stock awards (stock options and SARs) activity under the 2020 Incentive Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2022	4,449,642	$38.53
Granted	283,361	$7.68
Exercised	(16,710)	$5.77
Forfeited	(435,617)	$30.53
Outstanding at September 30, 2023	4,280,676	$37.43
Vested and expected to vest at September 30, 2023	4,261,465	$37.55
Exercisable at September 30, 2023	4,113,738	$38.57
As of September 30, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 3.9 years, 3.9 years and 3.7 years, respectively. Also, at September 30, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.5 million, $0.5 million, and $0.3 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2022 to September 30, 2023 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2022	27,271,926	$11.81
Granted	20,390,528	11.13
Released	(8,472,047)	12.91
Forfeited	(2,528,099)	11.57
Nonvested at September 30, 2023	36,662,308	$11.20
As of September 30, 2023, the Company had $238.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the nine months ended September 30, 2023 and 2022 was $109.5 million and $39.6 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Service cost	$7.0	$9.5	$21.2	$28.5
Interest cost	18.3	10.3	54.8	31.1
Expected return on plan assets	(16.4)	(16.5)	(49.2)	(49.7)
Amortization of prior service costs	0.1	0.1	0.1	0.2
Recognized net actuarial (gains)/losses	(4.9)	—	(14.9)	0.1
Other	(3.1)	—	1.3	—
Net periodic benefit cost	$1.0	$3.4	$13.3	$10.2
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$1,309.6	$1,259.9	$646.7
Restricted cash, included in prepaid expenses and other current assets	2.2	2.6	3.7
Cash, cash equivalents and restricted cash	$1,311.8	$1,262.5	$650.4
Inventories

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$742.4	$571.5
Work in process	1,030.9	755.4
Finished goods	1,898.6	2,192.6
Inventories	$3,671.9	$3,519.5
Prepaid expenses and other current assets

(In millions)	September 30, 2023	December 31, 2022
Prepaid expenses	$166.9	$194.6
Deferred consideration due from Biocon Biologics	167.5	—
Available-for-sale fixed income securities	35.1	35.3
Fair value of financial instruments	174.7	134.7
Equity securities	45.1	42.6
Other current assets	1,195.4	1,404.0
Prepaid expenses and other current assets	$1,784.7	$1,811.2
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2023	December 31, 2022
Machinery and equipment	$3,022.7	$2,936.7
Buildings and improvements	1,501.1	1,539.7
Construction in progress	389.8	474.0
Land and improvements	123.5	133.4
Gross property, plant and equipment	5,037.1	5,083.8
Accumulated depreciation	2,110.5	2,059.3
Property, plant and equipment, net	$2,926.6	$3,024.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other assets

(In millions)	September 30, 2023	December 31, 2022
Non-marketable equity investments	$165.7	$94.0
Deferred consideration due from Biocon Biologics	148.5	299.5
CCPS in Biocon Biologics	1,048.0	997.4
Operating lease right-of-use assets	247.7	259.3
Other long-term assets	785.1	753.3
Other assets	$2,395.0	$2,403.5
Accounts payable

(In millions)	September 30, 2023	December 31, 2022
Trade accounts payable	$1,218.5	$1,158.0
Other payables	770.6	608.6
Accounts payable	$1,989.1	$1,766.6
Other current liabilities

(In millions)	September 30, 2023	December 31, 2022
Accrued sales allowances	$921.2	$888.8
Legal and professional accruals, including litigation accruals	205.5	297.2
Payroll and employee benefit liabilities	771.6	746.8
Contingent consideration	59.4	64.4
Accrued restructuring	38.1	95.3
Accrued interest	206.5	80.2
Fair value of financial instruments	49.2	187.0
Due to Biocon Biologics	59.1	22.5
Operating lease liability	88.4	80.6
Other	917.2	978.1
Other current liabilities	$3,316.2	$3,440.9
Other long-term obligations

(In millions)	September 30, 2023	December 31, 2022
Employee benefit liabilities	$520.5	$544.6
Contingent consideration (1)	311.7	310.6
Tax related items, including contingencies	382.1	414.6
Operating lease liability	160.5	181.4
Accrued restructuring	60.3	60.4
Other	212.0	244.9
Other long-term obligations	$1,647.1	$1,756.5
(1)    Balances as of September 30, 2023 and December 31, 2022 include $232.0 million and $221.2 million, respectively, due to Biocon Biologics. Refer to Note 11 Financial Instruments and Risk Management for additional information.

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
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Basic earnings attributable to Viatris Inc. common shareholders
Net earnings attributable to Viatris Inc. common shareholders	$331.6	$354.3	$820.3	$1,067.4
Shares (denominator):
Weighted average shares outstanding	1,199.5	1,212.5	1,200.4	1,211.8
Basic earnings per share attributable to Viatris Inc. shareholders	$0.28	$0.29	$0.68	$0.88

Diluted earnings attributable to Viatris Inc. common shareholders
Net earnings attributable to Viatris Inc. common shareholders	$331.6	$354.3	$820.3	$1,067.4
Shares (denominator):
Weighted average shares outstanding	1,199.5	1,212.5	1,200.4	1,211.8
Share-based awards	8.1	5.6	5.2	4.3
Total dilutive shares outstanding	1,207.6	1,218.1	1,205.6	1,216.1
Diluted earnings per share attributable to Viatris Inc. shareholders	$0.27	$0.29	$0.68	$0.88
Additional stock awards and Restricted Stock Awards were outstanding during the three and nine months ended September 30, 2023 and 2022, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2023 include certain share-based compensation awards whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 12.2 million shares and 16.8 million shares for the three and nine months ended September 30, 2023, respectively, and 14.7 million shares and 13.3 million shares for the three and nine months ended September 30, 2022, respectively.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 17, 2023, June 16, 2023, and September 15, 2023. On November 6, 2023, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on December 15, 2023 to shareholders of record as of the close of business on November 24, 2023. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the nine months ended September 30, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ	Emerging Markets (2)	Total
Balance at December 31, 2022:	7,461.5	940.6	689.0	1,334.7	10,425.8
Acquisitions	95.3	—	—	—	95.3
Reclassification to assets held for sale	(49.7)	—	—	(16.2)	(65.9)
Foreign currency translation	(128.7)	(0.9)	(36.8)	(10.7)	(177.1)
Balance at September 30, 2023:	$7,378.4	$939.7	$652.2	$1,307.8	$10,278.1
____________
(1)Balances as of September 30, 2023 and December 31, 2022 include an accumulated impairment loss of $385.0 million.
(2)Balances as of September 30, 2023 and December 31, 2022 include an accumulated impairment loss of $117.0 million.
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
The Company allocated goodwill of $65.9 million to its women’s healthcare business using a relative fair value approach and reclassified the amount to Assets Held for Sale in the September 30, 2023 condensed consolidated balance sheet.
Intangible Assets, Net
Intangible assets consist of the following components at September 30, 2023 and December 31, 2022:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2023
Product rights, licenses and other (1)	15	$37,442.8	$16,481.9	$20,960.9
In-process research and development		319.6	—	319.6
		$37,762.4	$16,481.9	$21,280.5
December 31, 2022
Product rights, licenses and other (1)	15	$37,490.5	$14,923.6	$22,566.9
In-process research and development		40.2	—	40.2
		$37,530.7	$14,923.6	$22,607.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consists principally of customer lists and contractual rights.
During the nine months ended September 30, 2023, the Company recorded intangible assets of approximately $334.0 million as part of the Oyster Point acquisition, and IPR&D of approximately $290.0 million as part of the Famy Life Sciences acquisition. Refer to Note 4 Acquisitions and Other Transactions for additional information.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Amortization expense and intangible asset disposal & impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Intangible asset amortization expense	$584.0	$615.9	$1,778.5	$1,898.1
Intangible asset disposal & impairment charges	—	—	32.0	—
Total intangible asset amortization expense (including disposal & impairment charges)	$584.0	$615.9	$1,810.5	$1,898.1
During the nine months ended September 30, 2023, the Company recognized an intangible asset charge of approximately $32.0 million, which was recorded within Cost of Sales in the condensed consolidated statements of operations, to write down the disposal group to fair value, less cost to sell, related to our Upjohn Distributor Markets, which are classified as held for sale. Refer to Note 5 Divestitures for additional information.
Intangible asset amortization expense over the remainder of 2023 and for the years ending December 31, 2024 through 2027 is estimated to be as follows:

(In millions)
2023	$573
2024	2,223
2025	2,149
2026	2,094
2027	1,882

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2023	December 31, 2022
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Total	€5,100.0	€5,100.0	€5,100.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
At September 30, 2023, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $267.8 million.
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Yen-functional currency subsidiaries. All changes in the fair value of this derivative instrument, which is designated as a net investment hedge, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of this change related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows.
In October 2023, the Company executed foreign currency forward contracts with notional amounts totaling Euro 500 million with settlement dates in 2024. The transactions hedge a portion of the Company’s net investment in certain Euro functional currency subsidiaries. The contracts have been designated as a net investment hedge.

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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2023 Fair Value	December 31, 2022 Fair Value	Balance Sheet Location	September 30, 2023 Fair Value	December 31, 2022 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$49.7	$30.4	Other current liabilities	$3.4	$26.4
Total derivatives designated as hedges		49.7	30.4		3.4	26.4
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	125.0	104.3	Other current liabilities	45.8	160.6
Total derivatives not designated as hedges		125.0	104.3		45.8	160.6
Total derivatives		$174.7	$134.7		$49.2	$187.0

The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2023	2022	2023	2022	2023	2022
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$17.3	$35.3	$15.8	$32.2
Interest rate swaps	Interest expense (3)	—	—	(1.0)	(0.9)	(1.2)	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	0.5	—	1.4	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	145.1	292.9	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	122.2	(82.7)	—	—	—	—
Total		$122.7	$(82.7)	$162.8	$327.3	$14.6	$31.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2023	2022	2023	2022	2023	2022
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$60.8	$78.1	$32.5	$74.5
Interest rate swaps	Interest expense (3)	—	—	(2.8)	(2.6)	(3.5)	(3.4)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	0.5	—	1.4	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	83.1	747.8	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	135.4	(7.9)	—	—	—	—
Total		$135.9	$(7.9)	$142.5	$823.3	$29.0	$71.1
____________
(1)At September 30, 2023, the Company expects that approximately $11.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$1,009.6	$—	$—	$688.8	$—	$—
Total cash equivalents	1,009.6	—	—	688.8	—	—
Equity securities:
Exchange traded funds	44.9	—	—	42.4	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	45.1	—	—	42.6	—	—
CCPS in Biocon Biologics	—	—	1,048.0	—	—	997.4
Available-for-sale fixed income investments:
Corporate bonds	—	14.7	—	—	13.2	—
U.S. Treasuries	—	10.4	—	—	11.7	—
Agency mortgage-backed securities	—	4.8	—	—	4.7	—
Asset backed securities	—	5.0	—	—	5.1	—
Other	—	0.2	—	—	0.6	—
Total available-for-sale fixed income investments	—	35.1	—	—	35.3	—
Foreign exchange derivative assets	—	174.7	—	—	134.7	—
Total assets at recurring fair value measurement	$1,054.7	$209.8	$1,048.0	$731.4	$170.0	$997.4
Financial Liabilities
Foreign exchange derivative liabilities	—	49.2	—	—	187.0	—
Contingent consideration	—	—	371.1	—	—	375.0
Total liabilities at recurring fair value measurement	$—	$49.2	$371.1	$—	$187.0	$375.0

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
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other (income) expense, net, in the condensed consolidated statements of operations for that period. Subsequent to the September 30, 2023 valuation, changes to certain market factors would result in a decline in the fair value of the CCPS by approximately 10% assuming no recovery in these market factors.

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
Contingent Consideration
As of September 30, 2023 and December 31, 2022, the Company had a contingent consideration liability of $232.0 million and $221.2 million, respectively, relating to the Biocon Biologics Transaction. This contingent consideration liability represents the amount of the closing working capital target to which the parties have agreed that may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. The remaining contingent consideration liability represents a component of the total purchase consideration for Pfizer’s Respiratory Delivery Platform and certain other acquisitions. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At September 30, 2023 and December 31, 2022, discount rates ranging from 6.4% to 9.5% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2022 to September 30, 2023 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2022	$64.4	$310.6	$375.0
Payments	(33.6)	—	(33.6)
Reclassifications	28.6	(28.6)	—
Accretion	—	17.1	17.1
Fair value loss (3)	—	12.6	12.6
Balance at September 30, 2023	$59.4	$311.7	$371.1
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
12.Debt
For additional information, see Note 11 Debt in Viatris’ 2022 Form 10-K.
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility, which expires in April 2025 and a $200 million Note Securitization Facility which expires in August 2024. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under either facility are included as a component of short-term borrowings, while the accounts receivables securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins.

A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2023	September 30, 2023	December 31, 2022
Current portion of long-term debt:
2023 Senior Notes (a) *	3.125%	$—	$750.6
2023 Senior Notes *	4.200%	500.0	499.8
2024 Euro Senior Notes ****	1.023%	798.1	—
Other		0.7	0.7
Deferred financing fees		(0.1)	(0.6)
Current portion of long-term debt		$1,298.7	$1,250.5

Non-current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	1,056.9	1,069.8
2024 Euro Senior Notes ****	1.023%	—	813.5
2025 Euro Senior Notes *	2.125%	528.3	534.8
2025 Senior Notes ***	1.650%	756.7	759.6
2026 Senior Notes **	3.950%	2,244.6	2,243.2
2027 Euro Senior Notes ****	1.362%	928.3	945.9
2027 Senior Notes ***	2.300%	771.2	775.3
2028 Euro Senior Notes **	3.125%	789.2	798.5
2028 Senior Notes *	4.550%	749.1	748.9
2030 Senior Notes ***	2.700%	1,506.9	1,512.8
2032 Euro Senior Notes ****	1.908%	1,418.7	1,444.4
2040 Senior Notes ***	3.850%	1,645.6	1,650.6
2043 Senior Notes *	5.400%	497.4	497.4
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,197.4	2,200.8
YEN Term Loan Facility	Variable	267.8	305.1
Other		2.5	2.0
Deferred financing fees		(31.4)	(35.1)
Long-term debt		$17,076.9	$18,015.2
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
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
At September 30, 2023 and December 31, 2022, the aggregate fair value of the Company’s outstanding notes was approximately $14.50 billion and $15.36 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2023 were as follows for each of the periods ending December 31:

(In millions)	Total
2023	$500
2024	1,850
2025	1,279
2026	2,518
2027	1,649
Thereafter	10,064
Total	$17,860
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2023	December 31, 2022
Accumulated other comprehensive loss:
Net unrealized loss on marketable securities, net of tax	$(2.5)	$(2.3)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	260.5	268.5
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	17.5	(18.5)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	461.5	377.0
Foreign currency translation adjustment	(3,945.5)	(3,385.9)
	$(3,208.5)	$(2,761.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2023, net of tax			$10.9	$315.0	$(1.3)	$264.5	$(3,594.7)	$(3,005.6)
Other comprehensive earnings (loss) before reclassifications, before tax			23.4	186.8	(1.3)	(2.7)	(350.8)	(144.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(15.8)		(15.8)					(15.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Loss on divestiture of defined pension plan, included in SG&A						2.6		2.6
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial gain included in SG&A						(4.9)		(4.9)
Net other comprehensive earnings (loss), before tax			8.8	186.8	(1.3)	(4.9)	(350.8)	(161.4)
Income tax provision (benefit)			2.2	40.3	(0.1)	(0.9)	—	41.5
Balance at September 30, 2023, net of tax			$17.5	$461.5	$(2.5)	$260.5	$(3,945.5)	$(3,208.5)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			77.4	107.8	(0.2)	7.4	(559.6)	(367.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(32.5)		(32.5)					(32.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.5	3.5					3.5
Gain on divestiture of defined pension plan, included in SG&A						(3.0)		(3.0)
Amortization of prior service costs included in SG&A						0.1		0.1
Amortization of actuarial gain included in SG&A						(14.9)		(14.9)
Net other comprehensive earnings (loss), before tax			48.4	107.8	(0.2)	(10.4)	(559.6)	(414.0)
Income tax provision (benefit)			12.4	23.3	—	(2.4)	—	33.3
Balance at September 30, 2023, net of tax			$17.5	$461.5	$(2.5)	$260.5	$(3,945.5)	$(3,208.5)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2022, net of tax			$22.7	$471.6	$(2.1)	$30.1	$(3,421.5)	$(2,899.2)
Other comprehensive earnings (loss) before reclassifications, before tax			46.7	376.7	(0.8)	(1.3)	(1,163.0)	(741.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(32.2)		(32.2)					(32.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of prior service costs included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			15.7	376.7	(0.8)	(1.2)	(1,163.0)	(772.6)
Income tax provision (benefit)			3.9	83.9	(0.2)	(0.3)	—	87.3
Balance at September 30, 2022, net of tax			$34.5	$764.4	$(2.7)	$29.2	$(4,584.5)	$(3,759.1)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Marketable Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			104.6	962.4	(3.5)	(3.6)	(2,782.1)	(1,722.2)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(74.5)		(74.5)					(74.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						0.2		0.2
Amortization of actuarial loss included in SG&A						0.1		0.1
Net other comprehensive earnings (loss), before tax			33.5	962.4	(3.5)	(3.3)	(2,782.1)	(1,793.0)
Income tax provision (benefit)			8.2	214.7	(0.8)	(0.3)	—	221.8
Balance at September 30, 2022, net of tax			$34.5	$764.4	$(2.7)	$29.2	$(4,584.5)	$(3,759.1)
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

	Net Sales		Segment Profitability
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022
Reportable Segments:
Developed Markets	$2,408.5	$2,431.5	$1,087.0	$1,236.3
Greater China	548.4	574.0	354.6	403.5
JANZ	334.5	383.0	125.4	163.6
Emerging Markets	642.5	678.9	273.6	330.5
Total reportable segments	$3,933.9	$4,067.4	$1,840.6	$2,133.9

Reconciling items:
Intangible asset amortization expense			(584.0)	(615.9)
Globally managed research and development costs			(211.2)	(174.9)
Acquired IPR&D			(1.0)	—
Litigation settlements & other contingencies			26.1	3.9
Transaction related and other special items			(207.3)	(239.1)
Corporate and other unallocated			(411.5)	(547.8)
Earnings from operations			$451.7	$560.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2023	2022	2023	2022
Reportable Segments:
Developed Markets	$6,932.7	$7,386.7	$3,085.4	$3,703.1
Greater China	1,645.1	1,695.4	1,098.6	1,214.0
JANZ	1,052.2	1,233.9	387.5	496.0
Emerging Markets	1,932.5	2,035.0	863.5	976.8
Total reportable segments	$11,562.5	$12,351.0	$5,435.0	$6,389.9

Reconciling items:
Intangible asset amortization expense			(1,778.5)	(1,898.1)
Intangible asset disposal & impairment charges			(32.0)	—
Globally managed research and development costs			(602.4)	(479.8)
Acquired IPR&D			(11.2)	—
Litigation settlements & other contingencies			36.5	(13.2)
Transaction related and other special items			(620.4)	(651.8)
Corporate and other unallocated			(1,206.4)	(1,530.8)
Earnings from operations			$1,220.7	$1,816.2

15.Restructuring
2020 Restructuring Program
During 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The remaining actions under the 2020 restructuring program are expected to be substantially completed in 2023.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the restructuring charges and the reserve activity for the 2020 restructuring program from December 31, 2022 to September 30, 2023:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2022:	$155.6	$1.9	$157.5
Charges (1)	2.8	6.9	9.7
Cash payment	(24.5)	(3.1)	(27.6)
Utilization	—	(3.8)	(3.8)
Foreign currency translation	0.3	—	0.3
Balance at March 31, 2023:	$134.2	$1.9	$136.1
Charges (1)	1.4	72.6	74.0
Cash payment	(22.5)	(1.6)	(24.1)
Utilization (2)	(4.4)	(72.9)	(77.3)
Foreign currency translation	—	—	—
Balance at June 30, 2023:	$108.7	$—	$108.7
Charges (1)	1.9	13.0	14.9
Cash payment	(14.8)	(3.6)	(18.4)
Utilization	3.1	(9.4)	(6.3)
Foreign currency translation	(0.6)	—	(0.6)
Balance at September 30, 2023:	$98.3	$—	$98.3
____________
(1)     For the three months ended September 30, 2023, total restructuring charges in Developed Markets, Emerging Markets, Greater China, JANZ, and Corporate/Other were approximately $13.0 million, $3.5 million, $0.2 million, $(2.0) million, and $0.2 million, respectively.
For the nine months ended September 30, 2023, total restructuring charges in Developed Markets, Emerging Markets, Greater China, JANZ, and Corporate/Other were approximately $62.4 million, $6.8 million, $(0.4) million, $29.3 million, and $0.5 million, respectively.
(2)     During the second quarter of 2023, other exit costs included expense of $71.6 million relating to plant divestitures.
At September 30, 2023 and December 31, 2022, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Our potential maximum development milestones not accrued for at September 30, 2023 totaled approximately $407 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
There have been no significant changes to our licensing and other partner agreements as disclosed in our 2022 Form 10-K.
17.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities on our condensed consolidated balance sheet as of September 30, 2023. The share repurchase and authorization amounts disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

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
The Company is subject to ongoing IRS examinations. The years 2015 through 2021 are open years under examination. The years 2012, 2013 and 2014 have one matter open, and a Tax Court petition was filed regarding the matter and a trial was held in December 2018 and is discussed further below.
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
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2020 and we have commenced litigation in the Australian Federal Court challenging those decisions. A trial took place in October 2023 and a decision is awaited. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation.

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
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these issues were resolved through the Company entering into an agreement with the tax authorities in March 2023 in respect of the pricing of its international transactions. The Company recorded tax expense of approximately $22.3 million during the nine months ended September 30, 2023, due to the terms of this agreement. The remaining issues are in the audit phase or are being challenged in the Indian tax courts.

The Company has recorded a net reserve for uncertain tax positions of $279.1 million and $298.1 million, including interest and penalties, in connection with its international audits at September 30, 2023 and December 31, 2022, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2022, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2022.
Tax Court Proceedings
The Company's U.S. federal income tax returns for 2012 through 2014 had been subject to proceedings in U.S. Tax Court involving a dispute with the IRS regarding whether certain costs related to ANDAs were eligible to be expensed and deducted immediately or required to be amortized over longer periods. A trial was held in U.S. Tax Court in December 2018 and on April 27, 2021, the Court affirmed Mylan’s position and held that patent litigation expenses related to ANDAs are immediately deductible. The IRS’ appeal was denied by the U.S. Court of Appeals for the Third Circuit and this matter is now closed.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has a total accrual of approximately $5.5 million related to these matters at September 30, 2023, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-four states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-four states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s President, with respect to a single drug product. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-five states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a Company sales employee. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA.
On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed. This lawsuit has been transferred to the aforementioned MDL proceeding in the EDPA and has been ordered to proceed as a bellwether.

Securities Related Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V. and Mylan Inc. (collectively “Mylan”), certain of Mylan’s former directors and officers, and certain of the Company’s current directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan on the NASDAQ (“SDNY Class Action Litigation”). The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. On March 20, 2017, a consolidated amended complaint was filed alleging substantially similar claims, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs.
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
On April 30, 2017, a similar lawsuit was filed in the Tel Aviv District Court (Economic Division) in Israel (“Israel Litigation”), which had been stayed pending a decision in the SDNY Class Action Litigation. The Israel Litigation was dismissed by the Court due to lack of activity and may be refiled.
On February 14, 2020, the Abu Dhabi Investment Authority filed a complaint against Mylan in the SDNY asserting allegations pertaining to EpiPen® Auto-Injector and certain generic drugs under the federal securities laws (“ADIA Litigation”) that overlap with those asserted in the SDNY Class Action Litigation. The complaint filed in the ADIA Litigation seeks monetary damages as well as the plaintiff’s fees and costs.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and an officer and director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania (“WDPA”) on behalf of certain purchasers of securities of Mylan N.V. (“WDPA Mylan N.V. Class Action Litigation”). The amended complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Nashik and Morgantown manufacturing plants and inspections at the plants by the FDA. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. On May 18, 2023, the Court dismissed 45 of the 46 challenged statements. The complaint seeks monetary damages, as well as the plaintiff’s fees and costs.

On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a current director and officer of the Company, and certain current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserts claims which are based on allegations that are similar to those in the SDNY Class Action Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs seek compensatory damages, costs and expenses and attorneys’ fees.

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

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a current officer and director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief.

Beginning in August 2023, stockholder derivative actions purportedly on behalf of Viatris were filed in the WDPA against certain of the Company’s current and former officers, directors, and employees alleging that defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Viatris Class Action Litigation. Viatris is named as a nominal defendant in these derivative actions. Certain of the complaints also assert claims for corporate waste and unjust enrichment. Plaintiffs seek various forms of relief, including damages, disgorgement, restitution, costs and fees.

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

The Company has accrued $7.9 million in connection with the possible resolution of certain of these matters at September 30, 2023, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

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

The Company has accrued approximately €12.0 million as of September 30, 2023 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $66.0 million as of September 30, 2023 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $33.7 million as of September 30, 2023 for its intellectual property matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
Dr. Reddy’s Laboratories filed a claim for monetary damages, interest, and costs in May 2020, followed by the Scottish Ministers and fourteen Scottish Health Boards (together, NHS Scotland) in July 2020. In September 2020, Teva, Sandoz, Ranbaxy, Actavis, and the Secretary of State for Health and Social Care, together with 32 other NHS entities (together, NHS England, Wales, and Northern Ireland) filed their claims. All of the claims have been resolved.
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. In February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina, asserting infringement of the patents by the generic companies. The actions filed in Delaware and North Carolina have been dismissed and the actions will proceed in New Jersey. In October 2023, the Company entered into a settlement agreement with Teva in which Teva was granted a license to commercialize its generic version of Yupelri® in April 2039 or earlier depending on certain circumstances.

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

Amitiza
In October 2023, a Japanese generic company filed challenges with the Japanese Patent Office asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the patent. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. For the 12µg strength, other licensed patents with patent term extension dates – including one with an expiration of December 2028 – have not been challenged.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8.8 million accrued related to these various other legal proceedings at September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2022 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three and nine months ended September 30, 2023, and cash flows for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased strategic vision and potential and announced divestitures and acquisitions; the benefits and synergies of acquisitions, divestitures or our global restructuring program; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may be unable to realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives (including but not limited to announced divestitures);
•the possibility that the Company may be unable to achieve intended or expected benefits, goals, outlooks, synergies and operating efficiencies in connection with acquisitions, divestitures, or its global restructuring program within the expected timeframe or at all;
•with respect to previously announced divestitures, such divestitures not being completed on the expected timelines or at all, the risk that the conditions set forth in the definitive agreements with respect to such divestitures will not be satisfied or waived, failure to realize the total transaction values for the divestitures and/or the expected proceeds for any or all such divestitures, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration, the risk that the Company may elect not to exercise its option to accept the offer in the OTC transaction, and that the Company expects to incur a significant loss related to the OTC divestiture;
•goodwill or other impairment charges or other losses related to the divestiture or sale of businesses or assets (including but not limited to announced divestitures);
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, depending on certain factors – including decisions by Japanese regulatory and/or patent authorities – generic entry may occur for Amitiza® 24 µg in Japan prior to two of the patents relevant to Amitiza® expiring in July 2024 and April 2025.
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
In addition to the impact of competition, government pricing actions and other measures designed to reduce healthcare costs, our results of operations, cash flows and financial condition could also be affected by other risks of doing business internationally, including the impact of public health epidemics, such as the COVID-19 pandemic, inflation, geopolitical events, including the ongoing conflicts in the Middle East and between Russia and Ukraine and related trade controls, sanctions, supply chain and staffing challenges and other economic considerations, supply chain disruptions, foreign currency exchange fluctuations, changes in intellectual property legal protections and other regulatory changes.

Recent Developments
Planned Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of substantially all of its OTC business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products, its API business in India and commercialization rights in the Upjohn Distributor Markets. The transactions are expected to close by the end of the first half of 2024 and are subject to regulatory approvals, completion of any consultations with employee representatives (where applicable), receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition. Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.
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

Refer to Note 4 Acquisitions and Other Transactions in Part I, Item 1 of this Form 10-Q for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the nine months ended September 30, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.
2020 Restructuring Program
During 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company is optimizing its commercial capabilities and enabling functions, and closing, downsizing or divesting certain manufacturing facilities globally that are deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The remaining actions under the 2020 restructuring program are expected to be substantially completed in 2023.
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

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2023 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2023	2022	Change
Total revenues	$3,941.9	$4,078.2	$(136.3)
Gross profit	1,691.3	1,748.4	(57.1)
Earnings from operations	451.7	560.1	(108.4)
Net earnings	331.6	354.3	(22.7)
Diluted earnings per share	$0.27	$0.29	$(0.02)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2023	2022	Change
Total revenues	$11,589.6	$12,386.7	$(797.1)
Gross profit	4,842.1	5,222.9	(380.8)
Earnings from operations	1,220.7	1,816.2	(595.5)
Net earnings	820.3	1,067.4	(247.1)
Diluted earnings per share	$0.68	$0.88	$(0.20)
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

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended
	September 30,
(In millions, except %s)	2023	2022	% Change	2023 Currency Impact (1)	2023 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,408.5	$2,431.5	(1)%	$(85.0)	$2,323.5	(4)%
Greater China	548.4	574.0	(4)%	23.7	572.1	—%
JANZ	334.5	383.0	(13)%	18.9	353.4	(8)%
Emerging Markets	642.5	678.9	(5)%	35.8	678.3	—%
Total net sales	$3,933.9	$4,067.4	(3)%	$(6.6)	$3,927.3	(3)%

Other revenues (3)	8.0	10.8	NM	(0.3)	7.7	NM
Consolidated total revenues (4)	$3,941.9	$4,078.2	(3)%	$(6.9)	$3,935.0	(3)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2023 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended September 30, 2023, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $6.4 million, $0.2 million, and $1.4 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the three months ended September 30, 2023, Viatris reported total revenues of $3.94 billion, compared to $4.08 billion for the comparable prior year period, representing a decrease of $136.3 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.93 billion, compared to $4.07 billion for the comparable prior year period, representing a decrease of $133.5 million, or 3%. Other revenues for the current quarter were $8.0 million, compared to $10.8 million for the comparable prior year period.
The favorable impact of foreign currency translation on current period net sales was approximately $6.6 million, or less than 1%. Net sales decreased by approximately $181.0 million, or 5%, due to the inclusion of net sales related to the divested biosimilars business in the prior year period. On a constant currency basis, the increase in net sales from the remaining business was approximately $30.5 million, or 1%, for the three months ended September 30, 2023 compared to the prior year period. The increase in constant currency net sales from the remaining business was due to new product sales of approximately $135.1 million, primarily in the U.S. and Europe. New product sales include new products launched in 2023 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by a decrease in net sales from existing products due to base business erosion of approximately $104.6 million. Net sales from Tyrvaya® totaled $10.4 million during the current quarter.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 35% and 36% for the three months ended September 30, 2023 and 2022.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $23.0 million or 1% during the three months ended September 30, 2023 when compared to the prior year period. The favorable impact of foreign currency translation on current period net sales was approximately $85.0 million, or 4%. Net sales decreased by approximately $162.9 million or 7% due to the inclusion of net sales related to the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business increased by approximately $44.5 million or 2% when compared to the prior year period. The increase in constant currency net sales was driven by new product sales, including lenalidomide and Breyna™ in the U.S. This increase was partially offset by lower volumes of existing products, primarily due to the timing of launches in the third quarter of 2022, and to a lesser extent, lower pricing in the U.S. due to anticipated additional competition. Net sales within North America totaled approximately $1.02 billion and net sales within Europe totaled approximately $1.39 billion. Net sales from Tyrvaya® totaled $10.4 million during the current quarter.

Greater China Segment
Net sales from Greater China decreased by $25.6 million or 4% for the three months ended September 30, 2023 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $23.7 million, or 4%. Constant currency net sales were essentially flat when compared to the prior year period. The disposition of the biosimilars business did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ decreased by $48.5 million or 13% for the three months ended September 30, 2023 when compared to the prior year period. This decrease was partially the result of the unfavorable impact of foreign currency translation of approximately $18.9 million, or 5%. The disposition of the biosimilars business had a negative impact of 1% on the net sales for the current quarter. Constant currency net sales from the remaining business decreased by approximately $24.5 million, or 6% when compared to the prior year period. The decrease was due to lower net sales of existing products mainly driven by lower pricing and, to a lesser extent, volumes, in Japan as a result of government price reductions and additional competition.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $36.4 million or 5% for the three months ended September 30, 2023 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $35.8 million or 5%. In addition, net sales also decreased by approximately $12.8 million, or 2% due to the inclusion of the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business increased by $12.2 million, or 2% when compared to the prior year period, driven primarily by higher volumes of existing products.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.33 billion for the three months ended September 30, 2022 to $2.25 billion for the three months ended September 30, 2023. Cost of sales was primarily impacted by the decrease in net sales, including the impact of the disposition of the biosimilars business in November 2022.
Gross profit for the three months ended September 30, 2023 was $1.69 billion and gross margins were 43%. For the three months ended September 30, 2022, gross profit was $1.75 billion and gross margins were 43%. This change in gross profit is primarily related to the decrease in sales and cost of sales. Adjusted gross margins were 59% for the three months ended September 30, 2023, compared to 61% for the three months ended September 30, 2022.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2023	2022
U.S. GAAP cost of sales	$2,250.6	$2,329.8
Deduct:
Purchase accounting related amortization	(602.0)	(626.7)
Acquisition and divestiture-related items	(14.1)	(16.3)
Restructuring related costs	(9.1)	(8.6)
Share-based compensation expense	(0.7)	(0.4)
Other special items	(16.7)	(68.9)
Adjusted cost of sales	$1,608.0	$1,608.9

Adjusted gross profit (a)	$2,333.9	$2,469.3

Adjusted gross margin (a)	59%	61%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2023 was $211.2 million, compared to $174.9 million for the comparable prior year period, an increase of $36.3 million. This increase was primarily due to continued investment in our pipeline, including approximately $10.6 million related to the ophthalmology acquisitions.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.05 billion, compared to $1.02 billion for the comparable prior year period, an increase of $36.2 million. The increase was primarily due to expenses related to the ophthalmology acquisitions of approximately $34.6 million and increases in salary expenses. Partially offsetting these increases were lower TSA costs as a result of transitioning certain support services from Pfizer during 2022.
Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended
	September 30,
(In millions)	2023	2022
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$(2.9)	$(4.5)
Litigation settlements, net	(23.2)	0.6
Total litigation settlements and other contingencies, net	$(26.1)	$(3.9)
Interest Expense
Interest expense for the three months ended September 30, 2023 totaled $141.5 million, compared to $153.2 million for the three months ended September 30, 2022, a decrease of $11.7 million primarily due to the impact of debt repayments.

Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other (income) expense, net for the three months ended September 30, 2023 totaled $92.0 million of income, compared to income of $20.6 million for the three months ended September 30, 2022.

The increase in income was primarily driven by the reimbursement for transition services provided to Biocon Biologics of approximately $47.2 million. In the third quarter of 2023, Biocon Biologics began to exit certain services under the TSA. See Liquidity and Capital Resources—Other Commitments below. The costs related to the transition services are included in SG&A and R&D. The increase was also driven by a gain in the current period of approximately $19.1 million as a result of remeasuring the CCPS in Biocon Biologics to fair value and higher interest income.

Income Tax Provision
For the three months ended September 30, 2023, the Company recognized an income tax provision of $70.6 million, compared to $73.2 million for the comparable prior year period, a decrease of $2.6 million. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended
	September 30,
(In millions, except %s)	2023	2022	% Change	2023 Currency Impact (1)	2023 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$6,932.7	$7,386.7	(6)%	$(23.7)	$6,909.0	(6)%
Greater China	1,645.1	1,695.4	(3)%	85.1	1,730.2	2%
JANZ	1,052.2	1,233.9	(15)%	77.6	1,129.8	(8)%
Emerging Markets	1,932.5	2,035.0	(5)%	143.1	2,075.6	2%
Total net sales	$11,562.5	$12,351.0	(6)%	$282.1	$11,844.6	(4)%

Other revenues (3)	27.1	35.7	NM	0.1	27.2	NM
Consolidated total revenues (4)	$11,589.6	$12,386.7	(6)%	$282.2	$11,871.8	(4)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2023 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the nine months ended September 30, 2023, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $19.5 million, $0.8 million, and $6.8 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the nine months ended September 30, 2023, Viatris reported total revenues of $11.59 billion, compared to $12.39 billion for the comparable prior year period, representing a decrease of $797.1 million, or 6%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2023 were $11.56 billion, compared to $12.35 billion for the comparable prior year period, representing a decrease of $788.5 million, or 6%. Other revenues for the nine months ended September 30, 2023 were $27.1 million, compared to $35.7 million for the comparable prior year period.

The decrease in net sales was partially driven by the unfavorable impact of foreign currency translation of approximately $282.1 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in China, Japan and India. Additionally, net sales decreased by approximately $507.5 million, or 4%, due to the inclusion of net sales related to the divested biosimilars business in the prior year period. On a constant currency basis, net sales from the remaining business were essentially flat for the nine months ended September 30, 2023 compared to the prior year period as the impact of base business erosion of approximately $370.5 million was offset by approximately $344.7 million of new product sales, primarily in the U.S. and Europe. New product sales include new products launched in 2023 and the carryover impact of new products, including business development, launched within the last twelve months. Net sales from Tyrvaya® totaled $26.9 million during the nine months ended September 30, 2023.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 34% for the nine months ended September 30, 2023 and 2022.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $454.0 million or 6% during the nine months ended September 30, 2023 when compared to the prior year period. The favorable impact of foreign currency translation on current period net sales was approximately $23.7 million, or less than 1%. Net sales decreased by approximately $449.4 million or 6% due to the inclusion of net sales related to the divested biosimilars business in the prior year period. With this being the primary driver of the year over year decline, constant currency net sales from the remaining business were essentially flat when compared to the prior year period. New product sales, including lenalidomide and Breyna™ in the U.S., combined with the stability of the existing product portfolio helped to offset the anticipated lower net sales of certain existing products, including Wixela Inhub®, Xulane® and cyclosporine ophthalmic emulsion in the U.S., as a result of lower pricing and lower volumes due to additional competition. Net sales within North America totaled approximately $2.96 billion and net sales within Europe totaled approximately $3.97 billion. Net sales from Tyrvaya® totaled $26.9 million during the nine months ended September 30, 2023.

Greater China Segment
Net sales from Greater China decreased by $50.3 million or 3% for the nine months ended September 30, 2023 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $85.1 million, or 5%. Constant currency net sales increased by approximately $35.4 million, or 2% when compared to the prior year period, driven by increased volumes, partially offset by lower pricing, of existing products. The disposition of the biosimilars business did not have a significant impact on the net sales during the nine months ended September 30, 2023.
JANZ Segment
Net sales from JANZ decreased by $181.7 million or 15% for the nine months ended September 30, 2023 when compared to the prior year period. This decrease was partially the result of the unfavorable impact of foreign currency translation of approximately $77.6 million, or 6%. Net sales also decreased by approximately $14.7 million or 1% due to the inclusion of net sales related to the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business decreased by approximately $89.4 million, or 7% when compared to the prior year period. The decrease was due to lower net sales of existing products mainly driven by lower pricing and, to a lesser extent, volumes, in Japan as a result of government price reductions and additional competition and lower volumes of existing products in Australia.

Emerging Markets Segment
Net sales from Emerging Markets decreased by $102.5 million or 5% for the nine months ended September 30, 2023 when compared to the prior year period. This decrease was mainly driven by the unfavorable impact of foreign currency translation of approximately $143.1 million or 7%. In addition, net sales also decreased by approximately $42.8 million, or 2% due to the inclusion of the divested biosimilars business in the prior year period. Constant currency net sales from the remaining business increased by $83.4 million, or 4% when compared to the prior year period, driven primarily by higher volumes of existing products, including in certain Asian countries.

Cost of Sales and Gross Profit
Cost of sales decreased from $7.16 billion for the nine months ended September 30, 2022 to $6.75 billion for the nine months ended September 30, 2023. Cost of sales was primarily impacted by the decrease in net sales, including the impact of the disposition of the biosimilars business in November 2022.
Gross profit for the nine months ended September 30, 2023 was $4.84 billion and gross margins were 42%. For the nine months ended September 30, 2022, gross profit was $5.22 billion and gross margins were 42%. This change in gross profit is primarily related to the decrease in sales and cost of sales. Adjusted gross margins were 60% for the nine months ended September 30, 2023, essentially flat when compared to the nine months ended September 30, 2022.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2023	2022
U.S. GAAP cost of sales	$6,747.5	$7,163.8
Deduct:
Purchase accounting related amortization	(1,864.7)	(1,930.4)
Acquisition and divestiture-related items	(26.7)	(41.1)
Restructuring related costs	(88.9)	(28.4)
Share-based compensation expense	(2.2)	(1.2)
Other special items	(91.9)	(150.4)
Adjusted cost of sales	$4,673.1	$5,012.3

Adjusted gross profit (a)	$6,916.5	$7,374.4

Adjusted gross margin (a)	60%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2023 was $602.4 million, compared to $479.8 million for the comparable prior year period, an increase of $122.6 million. This increase was primarily due to continued investment in our pipeline, including approximately $32.0 million related to the ophthalmology acquisitions.

Acquired IPR&D
Acquired IPR&D expense for the nine months ended September 30, 2023 was $11.2 million. The current year period expense was driven by an upfront licensing payment to InDex Pharmaceuticals Holding AB related to cobitolimod in Japan. There was no acquired IPR&D expense for the nine months ended September 30, 2022.

Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2023 was $3.04 billion, compared to $2.91 billion for the comparable prior year period, an increase of $130.6 million. The increase was primarily due to expenses related to the ophthalmology acquisitions of approximately $106.2 million, higher investment in selling and promotional activities, and increased compensation, including severance-related costs. Partially offsetting these increases were lower acquisition and divestiture related costs of approximately $64.8 million and lower TSA costs, mainly as a result of transitioning certain support services from Pfizer during 2022.
Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$12.7	$9.1
Litigation settlements, net	(49.2)	4.1
Total litigation settlements and other contingencies, net	$(36.5)	$13.2
Interest Expense
Interest expense for the nine months ended September 30, 2023 totaled $432.2 million, compared to $445.3 million for the nine months ended September 30, 2022, a decrease of $13.1 million primarily due to the impact of debt repayments.
Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other (income) expense, net for the nine months ended September 30, 2023 totaled $269.4 million of income, compared to expense of $26.6 million for the nine months ended September 30, 2022.

The current year period income was primarily driven by the reimbursement for transition services provided to Biocon Biologics of approximately $139.8 million. In the third quarter of 2023, Biocon Biologics began to exit certain services under the TSA. See Liquidity and Capital Resources—Other Commitments below. The costs related to the transition services are included in SG&A and R&D. The current year period income was also attributed to gains of approximately $115.1 million as a result of remeasuring our equity interests in Mapi and Famy Life Sciences and the CCPS in Biocon Biologics to fair value, and higher interest income of approximately $29.5 million. The prior year period expense was primarily driven by higher foreign exchange costs.

Income Tax Provision
    For the nine months ended September 30, 2023, the Company recognized an income tax provision of $237.6 million, compared to $276.9 million for the comparable prior year period, a decrease of $39.3 million. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates. Also impacting the tax provision for the nine months ended September 30, 2023 was a tax expense of $22.3 million related to an agreement with the Indian tax authorities in March 2023 in respect of the pricing of its international transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
U.S. GAAP net earnings	$331.6	$354.3	$820.3	$1,067.4
Purchase accounting related amortization (primarily included in cost of sales) (a)	602.0	626.7	1,864.6	1,930.5
Litigation settlements and other contingencies, net	(26.1)	(3.9)	(36.5)	13.2
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.7)	(10.0)	(31.5)	(36.8)
Acquisition and divestiture-related costs (primarily included in SG&A) (b)	115.7	99.2	230.1	306.3
Restructuring related costs (c)	14.9	15.0	98.7	42.0
Share-based compensation expense	43.1	29.1	124.9	86.8
Other special items included in:
Cost of sales (d)	16.7	68.9	91.9	150.4
Research and development expense	0.3	—	2.7	0.9
Selling, general and administrative expense	2.7	19.9	34.0	44.3
Other income, net (e)	(26.4)	(6.3)	(114.0)	(8.2)
Tax effect of the above items and other income tax related items (f)	(111.0)	(129.4)	(294.1)	(342.7)
Adjusted net earnings	$952.8	$1,063.5	$2,791.1	$3,254.1
Significant items include the following:
(a)For the nine months ended September 30, 2023, charges include an intangible asset charge of approximately $32.0 million related to the planned divestiture of the Upjohn Distributor Markets to write down the disposal group to fair value, less cost to sell. Also includes amortization of the step-up in the fair value of inventory related to the Oyster Point acquisition of approximately $7.3 million and $22.0 million, for the three and nine months ended September 30, 2023, respectively.
(b)Acquisition and divestiture related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(c)For the three and nine months ended September 30, 2023, charges include approximately $9.1 million and $88.9 million, respectively, in cost of sales and approximately $5.8 million and $9.8 million, respectively, in SG&A. Refer to Note 15 Restructuring included in Part I, Item 1 of this Form 10-Q for additional information.
(d)For the three and nine months ended September 30, 2023, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $1.0 million and $36.6 million, respectively. For the nine months ended September 30, 2023, also includes charges related to the planned divestiture of the Upjohn Distributor Markets of approximately $19.2 million.
(e)For the three months ended September 30, 2023, includes a gain of approximately $19.1 million as a result of remeasuring the CCPS in Biocon Biologics to fair value. For the nine months ended September 30, 2023, includes gains of approximately $115.1 million as a result of remeasuring our non-marketable equity investments to fair value, including our equity interests in Mapi and Famy Life Sciences and the CCPS in Biocon Biologics.
(f)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2023 compared to the prior year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
U.S. GAAP net earnings	$331.6	$354.3	$820.3	$1,067.4
Add adjustments:
Income tax provision	70.6	73.2	237.6	276.9
Interest expense (a)	141.5	153.2	432.2	445.3
Depreciation and amortization (b)	679.4	699.5	2,096.1	2,157.8
EBITDA	$1,223.1	$1,280.2	$3,586.2	$3,947.4
Add / (deduct) adjustments:
Share-based compensation expense	43.1	29.1	124.9	86.8
Litigation settlements and other contingencies, net	(26.1)	(3.9)	(36.5)	13.2
Restructuring, acquisition and divestiture-related and other special items (c)	120.0	192.4	332.1	518.8
Adjusted EBITDA	$1,360.1	$1,497.8	$4,006.7	$4,566.2
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.32 billion for the nine months ended September 30, 2023. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, and dividend payments. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $489.8 million to $2.32 billion for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $2.81 billion for the nine months ended September 30, 2022. Net cash provided by operating activities is derived from net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of the disposition of the biosimilars business in November 2022, and the timing of cash payments and collections.
Investing Activities
Net cash used in investing activities was $879.9 million for the nine months ended September 30, 2023, as compared to $264.0 million for the nine months ended September 30, 2022, an increase of $615.9 million.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million; and

•capital expenditures, primarily for equipment and facilities, totaling approximately $211.5 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2023 calendar year are expected to be approximately $400 million to $500 million.
In 2022, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $252.3 million.
Financing Activities
Net cash used in financing activities was $1.38 billion for the nine months ended September 30, 2023, as compared to $2.55 billion for the nine months ended September 30, 2022, a decrease of $1.17 billion.
In 2023, significant items in financing activities included the following:
•repayment of the 3.125% Senior Notes at maturity of approximately $750.0 million;
•share repurchases of $250.0 million;
•cash dividends paid of $431.6 million; and
•net cash of $104.6 million collected on behalf of other partners, which is included in Other items, net.
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
Capital Resources
Our cash and cash equivalents totaled $1.31 billion at September 30, 2023. The majority of our cash is invested in U.S. government money market funds. In order to support our global operations, we maintain significant cash and cash equivalents are held within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program and the Receivables Facility and the Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.

The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2023, the Company did not have any borrowings outstanding under the Commercial Paper Program and the Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025, and a $200 million Note Securitization Facility which expires in August 2024. As of September 30, 2023, the Company did not have any borrowings outstanding under the Receivables Facility or the Note Securitization Facility. Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under either facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $21.3 million and $34.7 million of accounts receivable as of September 30, 2023 and December 31, 2022 under these factoring arrangements, respectively.
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of September 30, 2023 and December 31, 2022 were $59.6 million and $33.4 million, respectively. These amounts are included within Accounts payable in the condensed consolidated balance sheets.
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
On October 1, 2023, the Company announced it received an offer for the divestiture of substantially all of its OTC business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products, its API business in India and commercialization rights in the Upjohn Distributor Markets. The transactions are expected to close by the end of the first half of 2024 and are subject to regulatory approvals, completion of any consultations with employee representatives (where applicable), receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition. Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2023, refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at September 30, 2023 and expects to remain in compliance for the next twelve months.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly-issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.

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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2023 and as of and for the year ended December 31, 2022. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2023	December 31, 2022
ASSETS
Current assets	$1,292.9	$996.3
Non-current assets	62,102.0	61,972.6

LIABILITIES AND EQUITY
Current liabilities	27,366.2	26,631.5
Non-current liabilities	15,163.1	15,265.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(797.8)	(1,132.4)
Net earnings	820.3	2,078.6
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $134.6 million accrued for legal contingencies at September 30, 2023.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party provides certain limited transition services to the other party generally for an initial period of 24 months from the closing date of the Combination. In addition to the monthly service fees under the TSA, Viatris agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the three and nine months ended September 30, 2023, the Company incurred approximately $0.5 million and $5.2 million, respectively, related to this provision of the TSA and approximately $143.2 million during the period beginning on the closing date of the Combination and ended September 30, 2023. We expect to incur future costs related to the completion of the services. As of December 31, 2022, the Company has exited substantially all transition services with Pfizer.
In conjunction with the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris is providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections, and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. The original term of the TSA was generally up to two years; however, the parties agreed to reduce the term of the TSA to expire on December 31, 2023, subject to early termination of services at the discretion at Biocon Biologics and/or extensions until April 30, 2024 for certain services. In the third quarter of 2023, Biocon Biologics began to exit certain services under the TSA. Under the TSA, Viatris is entitled to be reimbursed for its costs (subject to certain caps) plus a markup of $44 million for 2023. In the event services are provided after 2023 through April 30, 2024, Viatris is entitled to be reimbursed for its costs plus service-based markups for such period. During the three and nine months ended September 30, 2023, the

Company recognized TSA income of approximately $47.2 million and $139.8 million, respectively, as a component of Other (Income) Expense, Net.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2022 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2022 Form 10-K.

There are risks and uncertainties associated with the Announced Divestitures, including the OTC Transaction, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.

On October 1, 2023, we announced we had received an offer for the divestiture of substantially all of our OTC business (the “OTC Transaction”) and had entered into definitive agreements to divest our women’s healthcare business and, separately, in another transaction, our rights to two women’s healthcare products, our API business in India and commercialization rights in the Upjohn Distributor Markets (all such transactions, including the OTC Transaction, the “Announced Divestitures”). There are a number of risks and uncertainties associated with the Announced Divestitures, including, among other things:

•the Announced Divestitures not being completed on the expected timelines or at all (including that, should we elect to exercise our option to accept the offer in the OTC Transaction and enter into a transaction agreement, either party will have the right to terminate that transaction agreement if the closing has not occurred by August 1, 2024, subject to two automatic extensions to no later than October 1, 2024 if certain conditions relating to regulatory approvals have not been satisfied or waived on such date), including but not limited to the inefficiencies and lack of control that may result if the Announced Divestitures are delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result;
•the risk that the conditions set forth in the definitive agreements with respect to the Announced Divestitures will not be satisfied or waived (including that, should we elect to exercise our option to accept the offer in the OTC Transaction and enter into a transaction agreement, the potential failure of the conditions in that transaction agreement related to obtaining required regulatory and other consents and approvals, which could give rise to the termination of that transaction agreement or that the financing closing condition in the case of the API business divestiture will not be met, which could give rise to the termination of that transaction agreement);
•failure to realize the total transaction values for the Announced Divestitures and/or the expected proceeds for any or all of the Announced Divestitures, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration (including, should we elect to exercise our option to accept the offer in the OTC Transaction and enter into a transaction agreement, that transaction agreement’s net indebtedness and working capital adjustments as well as the up to €100.0 million in contingent additional cash consideration);
•the possibility that the Company may be unable to realize the intended or expected benefits of, or achieve the intended or expected goals, outlooks, synergies or operating efficiencies with respect to, the Announced Divestitures, including but not limited to as a result of carrying stranded costs; the risk that the Company may elect not to exercise its option to accept the offer in the OTC Transaction;
•the risk that we will incur losses related to the Announced Divestitures, including that, with respect to the OTC Transaction, we expect to record a pre-tax loss ranging from $600 million to $700 million in the fourth quarter of 2023 for the difference between the estimated consideration to be received and the carrying value of the business to be divested, including an allocation of goodwill (see Note 5 - Divestitures in Part I, Item 1 of this Form 10-Q for more information);
•the risk that if the remaining Upjohn Distributor Market transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred, which could be in excess of $150 million; and
•the risk that we may incur losses related to unhedged foreign exchange exposure related to receiving proceeds from the divestiture of the OTC business in Euros.

To the extent that the current market price of our common stock reflects an assumption that the Announced Divestitures will be consummated in the timeframe and manner currently anticipated, and that the Company will prioritize use of net proceeds from the Announced Divestitures for debt paydown, any delay in closing or failure to close the Announced Divestitures could result in a decline in the market price of our common stock. Similarly, any delay in closing or failure to close the Announced Divestitures could result in damage to our relationships with customers, suppliers and employees and have an adverse effect on our business. Pending the completion of the Announced Divestitures, the attention of our management may be directed toward such transactions and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us. We have agreed to indemnify the respective purchasers in the Announced Divestitures and certain of their respective representatives against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the applicable transaction agreements and related documents. In particular, should we elect to exercise our option to accept the offer in the OTC Transaction and enter into a transaction agreement, and subject to certain limitations as set forth in that transaction agreement, we will indemnify the purchaser, its affiliates and certain of its and its affiliates’ representatives for certain liabilities and for certain losses arising out of breaches of certain representations, warranties, covenants and agreements in that transaction agreement. Any event that results in a right for the purchaser in the OTC Transactions or the other Announced Divestitures to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations. In addition, should we elect to exercise our option to accept the offer in the OTC Transaction and enter into a transaction agreement, at the closing of that transaction we will enter into a transition services agreement pursuant to which we will provide services to the purchaser, including manufacturing, quality, supply chain, pricing and procurement, regulatory, product safety and risk management, medical affairs, IT, finance, human resources, real estate, commercial development and local commercial operations services substantially the same as we currently provide to our OTC business, generally for a period of up to 12 months. Once in effect, our obligations under the transition services agreement may result in additional expenses that are borne by us and may divert our focus and resources that would otherwise be invested into maintaining or growing our retained business.

Whether the Announced Divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, and increasing workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate the business, which could negatively impact Viatris’ results of operations and cash flows during the pendency of the transactions.

If we successfully complete the Announced Divestitures, our total revenues, results of operations and cash flows from operating activities are expected to be reduced after the close of each transaction. In addition, we have expended significant time and resources, and expect to continue to expend significant time and resources, on these transactions, including management time and focus, costs and expenses related to the separation of the businesses from Viatris, the provision of the transition services and other transaction costs. Many of these expenses must be paid regardless of whether the transactions close, and even if the expected benefits are not achieved. These costs may be significant and we currently do not expect to be reimbursed for them. We may also face other challenges as a result of the announcement and completion of the Announced Divestitures, including that we may not be able to realize the anticipated benefits from such transactions, such as prioritizing use of net proceeds from these divestitures for debt paydown, maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business, and the inability to effectively minimize liabilities and stranded costs associated with the Announced Divestitures.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. Refer to Note 5 - Divestitures in Part I, Item 1 of this Form 10-Q for more information about the Announced Divestitures.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company’s common stock during the three months ended September 30, 2023. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program.

ITEM 5.     OTHER INFORMATION
Trading Arrangements

During the three months ended September 30, 2023, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Put Option Agreement, dated October 1, 2023, between Cooper Consumer Health SAS and Viatris Inc.^

22	List of subsidiary guarantors and issuers of guaranteed securities, filed by Viatris Inc. as Exhibit 22 to the Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

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
November 7, 2023

/s/ SANJEEV NARULA
Sanjeev Narula
Chief Financial Officer
(Principal Financial Officer)
November 7, 2023