Form 10-K
period 2023-12-31
Viatris Inc
filed 2024-02-28
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,936,712,582.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 22, 2024 was 1,187,569,149.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2023

2

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2023 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2023 Form 10-K, most of which are explained or defined below. Some amounts in this Form 10-K may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
505(b)(2)	A streamlined NDA process in which the applicant relies upon one or more investigations conducted by someone other than the applicant and for which the applicant has not obtained right of reference.
AbbVie	AbbVie Inc.
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
AI	Artificial intelligence
ANDA	Abbreviated New Drug Application
Announced Divestitures
All of the following transactions: on October 1, 2023, Viatris announced it had received an offer for the divestiture of its OTC Business and had entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets

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

Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended from time to time
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAMT	U.S. corporate alternative minimum tax
CCPS	Compulsory convertible preferred shares
cGMP	Current Good Manufacturing Practices
CIRP	Cybersecurity Incident Response Plan
CIRT	Cybersecurity Incident Response Team
clean energy investments	Used to define the three equity method investments the Company had in limited liability companies that owned refined coal production plants whose activities qualify for income tax credits under Section 45 of the Code
Code	The U.S. Internal Revenue Code of 1986, as amended
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COPD	Chronic obstructive pulmonary disease

COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CP Notes	Unsecured, short-term commercial paper notes issued pursuant to the Commercial Paper Program
DEA	U.S. Drug Enforcement Agency
DEI	Diversity, equity, and inclusion
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
DRIP	Dividend Reinvestment and Share Purchase Plan
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for net contribution attributable to equity method investments, income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPD Business	Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, prior to its acquisition by Mylan in February 2015
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2023
GA Depot	Long-acting glatiramer acetate depot product
GDPR	The EU’s General Data Protection Regulation
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
Idorsia	Idorsia Pharmaceuticals Ltd.
INN	International NonProprietary Name
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
LAMA	Long-acting muscarinic antagonist
LIBOR	London Interbank Offered Rate
Lilly	Eli Lilly and Company
LOE	Loss of exclusivity
Mapi	Mapi Pharma Ltd.

Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
Momenta	Momenta Pharmaceuticals, Inc.
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. Euro Notes	The 2.125% Senior Notes due 2025 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
Mylan Inc. U.S. Dollar Notes
The 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.

NASDAQ	The NASDAQ Stock Market
NCDs	noncommunicable diseases
NCEs	New Chemical Entities
NDA	New drug application
NHS	National Health Services
Note Securitization Facility	The note securitization facility entered into in August 2023 for borrowings up to $200 million and expiring in August 2024
OECD	The Organisation for Economic Co-operation and Development
OTC	Over-the-counter
OTC Business
Viatris’ OTC business that the Company has agreed to divest to Cooper Consumer Health SAS, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. This excludes the Company’s rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products), and select OTC products in certain markets.

OTC Transaction	On October 1, 2023, Viatris announced it had received an offer for the divestiture of its OTC Business.
Oyster Point	Oyster Point Pharma, Inc.
PBMs	Pharmacy benefit managers
PCAOB	Public Company Accounting Oversight Board
Pending Announced Divestitures	The remaining Announced Divestitures that have not been consummated
Pfizer	Pfizer Inc.
Profit Sharing 401(k) Plan	401(k) retirement plan with a profit sharing component for non-union represented employees
PSUs	Performance awards
QCE	Quality consistency evaluation
R&D	Research and development
Receivables Facility	The $400 million accounts receivable entered into in August 2020 and expiring in April 2025
Registered Upjohn Notes	The 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Respiratory Delivery Platform	Pfizer’s proprietary dry powder inhaler delivery platform
Restricted Stock Awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Revance	Revance Therapeutics, Inc.

Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
RICO	Racketeer Influenced and Corrupt Organizations Act
ROU asset	Right-of-use asset
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock Appreciation Rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior U.S. Dollar Notes	The Upjohn U.S. Dollar Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively
Separation	Pfizer's transfer to Upjohn of substantially all the assets and liabilities comprising the Upjohn Business
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
SOFR	Secured overnight financial rate
stock awards	Stock options and SARs
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

Utah U.S. Dollar Notes	The 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
VA	Department of Veterans Affairs
VBP	Volume-based procurement
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
Viatris Board	The board of directors of Viatris Inc.
Viatris Bylaws	The amended and restated bylaws of Viatris Inc.
Viatris Charter	Amended and restated certificate of incorporation of Viatris Inc., as amended
WHO	World Health Organization
YEN Term Loan Facility	The ¥40 billion term loan agreement dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

PART I
ITEM 1.Business
About Viatris
Viatris is a global healthcare company which we believe is uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris provides access at scale, currently supplying high-quality medicines to approximately 1 billion patients around the world annually and touching all of life’s moments, from birth to the end of life, acute conditions to chronic diseases. With our exceptionally extensive and diverse portfolio of medicines, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges, access takes on deep meaning at Viatris.

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. With a global workforce of approximately 38,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. As of December 31, 2023, Viatris’ portfolio comprised more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products, and the Company operated approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. As discussed below, Viatris has entered into certain transactions, including the Pending Announced Divestitures. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Viatris has announced various strategic initiatives, transactions and business arrangements, including our two-phased strategic vision. In Phase 1 of this strategy, we have focused on stabilizing the base business, delivering on our pipeline, reducing debt, maintaining an investment grade credit rating and returning capital to shareholders. The Company also entered into certain transactions in order to simplify its business, accelerate paydown of debt and unlock shareholder value, including the Biocon Biologics Transaction and the Announced Divestitures. During Phase 2, the Company anticipates a period of renewed growth and leadership as it intends to move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio, while continuing to explore opportunities to unlock shareholder value.

On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) closed in December 2023. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023. Additionally, we expect to consummate the divestiture of our women’s healthcare business and our API business in India by the end of the first quarter of 2024, and in January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. We currently expect the OTC Transaction to close by mid-year 2024. The transactions that have not yet closed remain subject to regulatory approvals, receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition.

Under the terms of the agreements, Viatris expects to receive gross proceeds of up to approximately $2.17 billion for the OTC Business and up to approximately $1.4 billion for the remaining divestitures. Upon closing of the divestitures of the women’s healthcare and API businesses, the Company expects to record gains for the differences between the expected consideration to be received and the carrying values of the businesses to be divested. The OTC, API and women’s healthcare businesses are deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities include an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers have entered or will enter into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including TSAs, manufacturing and supply agreements, and distribution agreements, as necessary.

On February 28, 2024, the Company announced that it will acquire the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, and certain contingent payments of additional sales milestone payments and tiered sales royalties. Viatris and Idorsia will both contribute to the development costs for both programs. Viatris will have worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The closing of the transaction is subject to certain closing conditions.

During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $427.4 million in cash, which included $11 per share paid to Oyster Point stockholders through a tender offer, payment for vested share-based awards, and the repayment of the Oyster Point debt. Oyster Point is focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a privately-owned research company with a complementary portfolio of ophthalmology therapies under development, for consideration of $281 million. The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023.

Ophthalmology is one of the key therapeutic areas of focus of the Company. With the combination of Viatris' global commercial footprint, R&D and regulatory capabilities and supply chain, along with Oyster Point's deep knowledge of the ophthalmology space from a clinical, medical, regulatory and commercial perspective—including Tyrvaya®—and Famy Life Sciences' Phase III-ready pipeline, the Company believes it has the foundation to create a leading global ophthalmology franchise, accelerating efforts to address the unmet needs of patients with ophthalmic disease and the eye care professionals who treat them.

On November 29, 2022, Viatris completed the transaction to contribute its biosimilars portfolio to Biocon Biologics to create what it expects to be a vertically integrated global biosimilars leader. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million, of which $220 million was paid during 2023. The remaining amount may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Upon closing of the transaction, the Company recognized a gain on sale of approximately $1.75 billion and has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022.

At the time of closing of the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris was providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023.

Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2023 and Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2023.
Organization
Upjohn was incorporated in Delaware on February 14, 2019 as a wholly-owned subsidiary of Pfizer to operate the Upjohn Business. Effective as of November 16, 2020, Upjohn, Mylan and Pfizer consummated the combination of Mylan with the Upjohn Business through a Reverse Morris Trust transaction, Viatris became the parent entity of the combined Upjohn Business and Mylan business, and Upjohn changed its name to “Viatris Inc.”. As a result of the Combination, Mylan ceased to exist as a separate legal entity after merging with and into Mylan II B.V., an indirect wholly owned subsidiary of Viatris.
The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which included 20 primarily off-patent oral solid dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®.

Mylan was founded in 1961 as a privately-owned company and grew over time into one of the largest manufacturers of generic drugs in the U.S. Mylan became a publicly traded company in 1973. Mylan’s strategy then led to many acquisitions which played a significant role in the evolution of that company, including Matrix Laboratories Limited (2007); Merck KGaA’s generic and specialty pharmaceutical business (2007); the EPD Business (2015) and Meda AB (publ.) (2016). These acquisitions assisted in creating robust research, manufacturing, supply chain and commercial platforms on a global scale; substantially expanding its portfolio of medicines; diversifying by geography, product type and channel; maintaining its commitment to quality; and cultivating its global workforce.
Business Model and Operations
Viatris is a new kind of healthcare company - a Next-Gen Hybrid Pharmaceutical Company with a relentless focus on delivering access at scale that has been built for the future of healthcare. Our strength is in our diversity and in our mission to empower people worldwide to live healthier at every stage of life. Our business and operating model is deliberately designed and implemented to deliver on our strategy to provide and sustain access to medicine at scale. Underpinned by Viatris’ relevance and success in meeting evolving healthcare needs, we seek to create value for and together with our key stakeholders – the people who trust our medicines every day, the health systems who rely on us, the people who make up Viatris, our partners and the investors who believe in our ability to execute on our ambitious mission.

We are convinced that patients and systems around the world are best served by a healthcare company applying a well-rounded and long-term approach, maintaining viability while working to manage inherent risks and opportunities and continuously striving to advance sustainable operations and responsible practices in a focused way. We see healthcare not as it is, but as it should be. We act courageously and believe we are uniquely positioned to be a source of stability in a world of evolving healthcare needs. Viatris empowers people worldwide to live healthier at every stage of life. We do so via Access, Leadership and Partnership.

ACCESS
Viatris provides high-quality, trusted medicines, regardless of geography or circumstance. As noted above access is fundamental to our mission. It is not an initiative; it is our business model, and it is personal. It begins with our ability to sustainably deliver quality medicines to people, regardless of geography or circumstance. We believe we are a company uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. We are committed to improving access to high-quality medicines and working to ensure a reliable supply so patients can get the treatments they need, when and where they need them. Our global portfolio, supported by our science, medical and manufacturing expertise, delivers global iconic and key brands, generics, including complex products, and OTC products. As discussed above, the Company has entered into a definitive agreement to divest its OTC Business.

We see access as fundamental to empowering people worldwide to live healthier at every stage of life—a powerful concept in challenging times.

With what we believe is an extensive portfolio of medicines to meet nearly every health need, a one-of-a-kind global supply chain designed to reach more people with health solutions when and where they need them, and the scientific expertise to address some of the world’s most enduring health challenges, access takes on deeper meaning at Viatris.

From our unique vantage point, we touch all of life’s moments, from birth to the end of life, acute conditions to chronic diseases. We see across multiple therapeutic areas to the person at the center of their own unique health journey. We are focused on meeting individual needs, whether with a generic medicine, an improved version of an existing medicine, or a truly novel therapeutic solution.

Ultimately, we know we are stronger together. Both as a company and as a global community. Our pursuit of access is relentless. Because health matters everywhere.

As a company, Viatris:

•Covers a broad range of therapeutic areas. We produce medicines for patients across a broad range of major therapeutic areas. From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. We also offer support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health. While we intend to maintain our broad range of therapeutic areas, we have, as previously announced, identified three core, global therapeutic areas – ophthalmology, gastrointestinal, and dermatology – that we believe particularly fit our own internal capabilities while leveraging our global platform. In addition to the three therapeutic areas identified, we will continue to seek opportunities in other therapeutic areas that move the Company forward and leverage the strength of our internal capabilities and global platform.

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
An Increasingly Innovative and Differentiated Pipeline
Our confidence in the future delivery of our pipeline is rooted in our strong historic development programs and list of firsts, including the first FDA approvals of the generic version of Allergan's Restasis® and the generic version of Symbicort®, Breyna™. In addition, we are working on many other programs, including the potential to be first to market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Venofer® and Wegovy™. We are also working with our partners on novel and complex products such as our BOTOX® (onabotulinumtoxinA) biosimilar and Glatiramer Acetate Depot, a long-acting injection version of the approved glatiramer acetate.
While we will continue to diligently pursue important generics opportunities, we will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. Complex product categories are critical to patient health and are growing at a rapid pace. Our goal is to enhance our proven scientific capabilities and current global platform, including our Global Healthcare Gateway®, which allows partners to access our infrastructure and many established strengths to reach patients they may not have the resources to reach on their own, to create a durable and higher-margin portfolio of products. And that means further expanding beyond our current scope into more innovative products, including NCEs and 505(b)(2) products.

LEADERSHIP
Viatris is advancing sustainable operations and innovative solutions to improve patient health and support more resilient healthcare systems. Viatris is committed to providing steady leadership in a world that is constantly evolving. We take that commitment seriously and know that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. We know what it takes to reach more patients with more products, and believe that Viatris is uniquely positioned to make a difference through our:
•Powerful global operating platform, which combines what we believe to be best-in-class manufacturing and supply chain capabilities. We have designed our global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape. As of December 31, 2023, Viatris operated approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs on five different continents. Together with a global, flexible and diverse supply chain, our platform strives to mitigate risks of disruption and ensure supply reliability. Our responsive global network has helped us maintain a reliable supply of much needed medicines throughout times of significant volatility. We are committed to advancing responsible and sustainable operations and work diligently to minimize our environmental footprint across the Viatris network while safeguarding access to medicine. As discussed above, the Company has entered into a definitive agreement to divest its API business in India.

•Robust global technical resources, including thousands of scientists, regulatory experts and medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.
•Strong global commercial team, including sales team members and marketing professionals whose goal is to ensure that products are shipped to customers around the globe.
•Diverse and differentiated global portfolio includes products in more than 10 major therapeutic areas, including both infectious diseases and NCDs and medicines that treat the top 10 leading causes of death globally, as determined by the WHO. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high-quality and affordable ARVs in more than 100 countries.
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

Our Global Healthcare Gateway® Built to Fuel Growth and Partnerships
Our Global Healthcare Gateway® is open for business. Our platform, which allows existing and new partners to access our many established strengths to reach patients they may not have the resources to reach on their own, connects more people with even more products and services. We are actively engaging with potential partners to help them accelerate possibilities of using their own healthcare assets to reach more patients by leveraging our unique global platform – our R&D, supply chain, manufacturing, regulatory, commercial and legal expertise. With the global platforms and infrastructure supporting our innovative Global Healthcare Gateway®, we are enhancing our capital allocation approach to business development, and our organic and inorganic R&D investments through a focused governance structure to ensure the highest level of strategic decision-making.

Through our Global Healthcare Gateway®, we connect more people with even more products and services to advance access and health. Ultimately, we know we are stronger together, working collaboratively and relentlessly across our company and with the broader global community, in pursuit of access.

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
Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple, high-value generic compounds and respiratory products, among other complex products. Refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information. As we intend to move up the value chain during Phase 2 of our two-phased strategic vision, we may enter into more financial commitments in connection with agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements.

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
The manufacturing of APIs and finished dosage forms is currently performed by a combination of internal and external manufacturing operations. Historically, we maintained a vertical integration strategy with respect to many of the products we produce; meaning we manufactured both the APIs and finished dosage forms related to those products. However, as discussed above, the Company has entered into a definitive agreement to divest its API business in India as we intend to move up the value chain during Phase 2 of our two-phased strategic vision by focusing on more complex and innovative products to build a more durable, higher-margin portfolio. We expect to retain some selective R&D capabilities in API and to continue to have access to adequate API supplies through a manufacturing and supply agreement with the API business buyer and our arrangements with other manufacturers. For additional information, see Part I, Item 1A “Risk Factors - We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.” of this Form 10-K.

The Company’s significant manufacturing, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, India, Australia, China, and certain E.U. countries, including Ireland. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
We believe all our facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes, and they have capacities adequate for the current operations.

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
The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2023, 2022 and 2021:

	Percentage of Consolidated Net Sales
	2023	2022	2021
McKesson Corporation	10%	11%	9%
AmerisourceBergen Corporation	10%	10%	9%
Cardinal Health, Inc.	5%	5%	5%
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
See the Application of Critical Accounting Policies section in Part II, Item 7 of this Form 10-K for more information related to customer arrangements.
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
As the Company looks to the future, its goal is to leverage its proven scientific capabilities to create a durable and higher-margin portfolio of products. Viatris intends to continue building its pipeline and focusing on products with greater complexity while also investing in the lifecycle management of certain key products in our current portfolio. The Company also expects to expand further beyond its current scope into more innovative products, including NCEs and 505(b)(2)s. The

Company is further enhancing its commercial and scientific capabilities as needed for this future portfolio and intends to increase its R&D investment as well as inorganically grow via business development through its Global Healthcare Gateway®.

Viatris currently markets prescription brand and generic drugs, including complex drugs.
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
Complex drugs are medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including Breyna™ Inhalation Aerosol, the first FDA-approved generic version of Symbicort®, Wixela Inhub®, the first generic of ADVAIR DISKUS® and glatiramer acetate injection, a generic version of Copaxone®, for example. Our current complex products are considered generics and are included within our generics revenue category.
While we will continue to diligently pursue important generics opportunities, we will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. We believe complex products categories are critical to patient health and are growing at a rapid pace.

We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities, which is described further in Note 19 Litigation included in Part II, Item 8 of this Form 10-K.

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
In prescription markets, physicians decide which medicines patients will take. Pharmacies then dispense the products as directed. Drug companies employ sales forces to educate doctors about the clinical benefits of their products. Representatives call on individual doctors or group practices; the process is known as detailing. Examples of countries served by Viatris that are mainly prescription markets are the U.S. brand business, China, Turkey, Poland and Mexico.
In substitution markets, pharmacists generally are authorized (and in some cases required) by law to dispense an unbranded or branded generic, if available, in place of a brand-name medicine, or vice versa. Drug companies may use sales forces in these markets too, with representatives calling on and educating pharmacy personnel about their organization and products. Examples of countries served by Viatris that are mainly substitution markets are France, Italy, Spain, Portugal, Japan and Australia.
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
In the case of OTC products, consumers are the decision-makers. OTC products are commonly sold via retail channels, such as pharmacies, drugstores and supermarkets. This makes their sale and marketing comparable to other retail businesses, with broad advertising and trade-channel promotion. Consumers often are loyal to well-known OTC brands. For this reason, suppliers of OTC products, Viatris included, must invest the time and resources needed to build strong OTC brand names. As discussed above, the Company has entered into a definitive agreement to divest its OTC Business. The Company will retain rights for Viagra® and Dymista® (which, in certain limited markets, are sold as OTC products) and select OTC products in certain markets.

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
Business Segments
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

Developed Markets
The Developed Markets segment comprises our operations primarily in North America and Europe. The Company’s business in North America is driven mainly by our operations in the U.S., where we are one of the largest providers of prescription medicines. The U.S. pharmaceutical industry is very competitive, and the primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, portfolio size, customer service, reputation and price. We rely on cost-effective manufacturing processes to meet the rapidly changing needs of our customers around a reliable, high quality supply of pharmaceutical products. Europe, where many governments provide healthcare at a low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels, continues to be a highly competitive market, especially in terms of pricing, quality standards, service levels and product portfolio. Our leadership position in a number of countries provides us a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Influvac®, Wixela Inhub®, EpiPen® Auto-Injector, Fraxiparine®, and Yupelri®.

New product launches are an important growth driver. Important recent launches include lenalidomide and Breyna™ in the U.S.
While our U.S. customer base is extensive, it comprises a small number of very large firms as the pharmaceutical industry has undergone tremendous change and consolidation. We believe Viatris is well positioned to serve such customers in the Developed Markets due to the scale we have built in terms of R&D, manufacturing, and portfolio breadth.
Greater China
The Greater China segment includes our operations in mainland China, Taiwan, and Hong Kong. The Viatris Greater China portfolio predominantly consists of branded LOE products.
In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its fifth year and includes more than 330 molecules. All major Viatris brands are included in the VBP molecule lists. We have re-balanced our business to expand our focus on the retail pharmacy and e-commerce channels while maintaining our presence in the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in hospital channel due to VBP. Additional pricing and volume pressure for pharmaceutical products sold in the hospital channels is expected to continue during 2024 and could negatively impact our results of operations. For additional information, see Part I, Item 1A “Risk Factors - We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.” of this Form 10-K.
Significant products within the Greater China segment include Lipitor®, Norvasc®, and Viagra®.
JANZ
The JANZ segment consists of our operations in Japan, Australia and New Zealand. In Japan, the National Health Insurance regulates the pricing of pharmaceutical products to healthcare providers. The Company sells products in Japan primarily through a network of wholesalers who then sell the products to doctors, hospitals and pharmacies. In Australia, the healthcare system is a mix of public and private healthcare sectors, with Medicare, Australia’s public healthcare system, covering most of the country’s medical costs. The Department of Health oversees healthcare governance, law, and policy while the various state and territory governments administer the system. Most prescription pharmaceutical products are subsidized under the pharmaceutical benefits scheme by the federal government. Pricing of reimbursed pharmaceutical products is regulated by the government and funded via the Medicare levy and through company and patient contributions. The Company sells products primarily through the wholesale system, while promoting its products to both physicians and pharmacists.
Significant products within the JANZ segment include AMITIZA®, Lipacreon®, Lyrica®, Norvasc®, Effexor® and Dymista®.

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

Refer to Note 15 Segment Information included in Part II, Item 8 of this Form 10-K for more information about our segments.
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
Other Regulatory Requirements
Our business is subject to a wide range of various other federal, state, non-governmental, and local agency rules and regulations. They focus on fraud and corruption, pricing and reimbursement, data privacy, and the environment, among many other considerations. For more information about certain of these regulations and the associated risks we face, see Part I, Item 1A “Risk Factors” of this Form 10-K.
Research and Development
Our R&D organization, which includes developers and regulatory and clinical experts, works collaboratively across our different R&D centers around the world, which include technology-focused development sites and global R&D centers.

Our research, development and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of our categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio with a focus on development activities. Our product pipeline includes a variety of dosage forms, including oral solid dosage forms, transdermals, injectables, inhalation, and other delivery systems. While committed to generics and specialty products, over the last several years, a greater portion of our investments has been focused on complex or difficult-to-formulate products, such as modified release injectables, rather than on commodity products, such as conventional oral solid dosage forms. For example, we are working on a number of programs including the potential to be first to market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Venofer® and Wegovy™. We are also working with our partners on novel and/or complex products such as our biosimilar to BOTOX® (onabotulinumtoxinA) and Glatiramer Acetate Depot, a long-acting injection version of the approved glatiramer acetate. As previously mentioned, to facilitate our future growth, we expect to expand our current scope of development into more innovative products, including NCEs and 505(b)(2) products with a particular focus on three therapeutic areas: ophthalmology, gastrointestinal, and dermatology. Viatris invests significant sums in R&D, and this amount is likely to increase as we intend to move up the value chain during Phase 2 of our two-phased strategic vision by focusing on more complex and innovative products to build a more durable higher margin portfolio with exclusivity opportunities. In addition to increasing our R&D and IPR&D investment, we also expect to inorganically grow via business development through strategic alliances with partners, including through our Global Healthcare Gateway®, and agreements with collaboration partners.

Intellectual Property
We consider the protection of our intellectual property rights to be extremely valuable, and we act to protect them from infringement by third parties.
We have an extensive trademark portfolio totaling more than 34,000 trademarks filed globally and routinely apply to register key brand names, generic names, branded generic names, and trade names in numerous countries around the world. Our registered trademarks are renewable indefinitely, and are maintained in accordance with the laws of the countries in which they are registered.
We also have an extensive patent portfolio and actively file for patent protection in various countries to protect our brand-name, generic, branded generic, and OTC products, including processes for making and using them. We have more than 3,300 patents filed globally. For additional information, see Part I, Item 1A “Risk Factors - We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.” of this Form 10-K.
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
Sustainability
To learn about our sustainability work in depth, we encourage you to read our 2022 Sustainability Report1. The Sustainability Report, published in May 2023, sets forth Viatris’ work and efforts in 2022 to further advance sustainable and responsible operations. It also discusses how we progressed in 2022 on our initial companywide sustainability goals in the areas of: access and global health; DEI; and environment (climate, water, and waste). This includes that our Scope 1, 2 and 3 emission reduction targets have been validated and approved by the SBTi.

Viatris 2023 accolades include inclusion on 3BL’s 100 Best Corporate Citizens list, Newsweek’s America’s Greenest Companies 2024, TIME’s World’s Best Companies 2023 list and USA Today’s inaugural list of America’s Climate Leaders 2023.

The following highlights our systematic efforts and progress across key areas:

Access and Global Health
As noted above, access is fundamental to our mission. It is not an initiative; it is our business model, and it is personal. We are Access at Scale – all day, every day. It begins with our ability to sustainably deliver quality medicines to people, regardless of geography or circumstance. We believe we are a company uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally.

Our exceptionally extensive and diverse portfolio helps address acute conditions to chronic diseases across multiple therapeutic areas. We are focused on striving to meet individual needs, whether with a generic medicine, a trusted brand, an improved version of an existing medicine, or a truly novel therapeutic solution.
1 Please note that our website, Sustainability Report and their respective contents are not incorporated by reference into this Form 10-K.

We go beyond developing, manufacturing, and distributing quality medicines. With the needs of people at the center, we often work to help find solutions that support resilient healthcare systems. We have designed our global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape.

We pursue holistic approaches to prevention, diagnosis, treatment, and disease management. We work to build public health awareness, to support and implement research, to deliver access to health education, and to advocate for public policies that advance sustainable access at scale, globally.

We are keenly aware that no one can meet this high aspiration alone. Partnerships and collaborations are critical, as are policies and strong healthcare systems that allow for healthy competitive environments. The need is universal, and we work with an array of organizations, globally, regionally, locally, public and private to support sustainable access to quality medicines at consistent quality standards.

Environmental Stewardship

We are committed to minimizing our impact on the environment while safeguarding a reliable supply of medicine. Our commitment entails systematic and continuous work, and a global integrated approach to managing our impact on and from climate change, energy efficiency and renewable energy, water and waste reduction, and air emissions.

As part of having our Scope 1, 2 and 3 emission reduction targets validated and approved by SBTi, SBTi classified Viatris’ scope 1 and 2 target ambition and has determined that it is in line with the 1.5°C trajectory. Further, we have concluded a climate scenario analysis, a key recommendation of the Task Force on Climate-Related Financial Disclosures. The analysis is global in scope and helps us to continue to understand the risk and uncertainties in different hypothetical scenarios. Key actions and strategies for making progress toward our SBTi climate targets include increasing renewable energy usage, implementing energy-efficiency projects, preventing refrigerant leaks and transitioning to greener refrigerants, using alternative fuels and technologies, and leveraging infrastructure upgrades and utility replacement projects. While it is very hard to predict accurately the future costs associated with compliance with environmental laws, this is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

We remain engaged in promoting environmentally responsible supply chains, including through the continued adoption of the AMR Industry Alliance’s Common Antibiotic Manufacturing Standard in our operations and in the external supply chain. Furthermore, we are leveraging our membership in the Pharmaceutical Supply Chains Initiative in external supplier sustainability engagement.

Community Engagement
We seek to foster healthy communities around the world by supporting education, health and disease awareness efforts that, in particular, promote empowering patients and creating access to care. We work via in-kind and monetary donations, volunteering our time and talents and engaging with partners to find solutions. Our work addresses common global themes and leverages our collective capabilities, while addressing unique local needs.

During 2023, Viatris continued our humanitarian support for emergency response to support victims of conflict, disasters and extreme weather in partnership with Direct Relief and the American Red Cross, to name just a few long-term partners. Furthermore, Viatris colleagues across the globe have done beach cleanups, community fundraisers, and participated in volunteer opportunities to raise money and awareness for patients living with disease.

We are committed to helping communities around the world where needs are great. As a global healthcare company, our priorities during the humanitarian crises due to the conflicts in Ukraine and the Middle East have been protecting the safety and wellbeing of our colleagues, supporting impacted communities and doing our best to ensure access to essential medicines. To support affected communities, we have been working with partners such as Direct Relief, UNAIDS and World Central Kitchen to respond to various needs, including supporting medical relief shipments and access to food in Ukraine for refugees fleeing the crisis.

Business partnerships, collaboration within and across sectors, memberships, and philanthropic collaborations help us serve patients, healthcare systems and communities worldwide.

Human Capital
Our people
Our approximately 38,000 colleagues are passionate about our mission, and together we are building a performance-driven, highly engaging and inclusive culture where diverse perspectives drive access, innovation and our ability to make an impact in the world, and truly involves everyone at Viatris in different ways.

The Company has been included on Forbes’ list of World’s Best Employers 2023, Fortune’s Change the World list, Newsweek’s America’s Most Responsible Companies 2022 list, a Great Place to Work® certification in India, Capital Magazine’s Best Employers in France list, and HR Asia’s Best Companies to Work for in Asia (Taiwan), among others.

Our colleagues are leading our mission and we continue to build our culture with a focus on colleague experience and engagement; learning and development; career progression; DEI; talent attraction and our deep commitment to the health, safety and wellbeing of our colleagues, their families and the communities we serve.

As a newer company, we have remained committed to building upon our foundations, harmonizing our processes and programs and initiating many firsts for Viatris. These have included conducting our first global employee Voice Survey with an 89% participation rate in 2022, sharing their perspective on engagement, DEI, health and wellbeing and transformation and change, and defining our expectations for how we work together. We also grew our initial Employee Resource Groups, which include EmpoWer advocating for an ecosystem that empowers women to reach their full potential; VIVID supporting LGBTQ+ employees and allies; RISE supporting our colleagues of African descent; and Care, advocating for caregivers with the Company. The insights from our Voice Survey are guiding our efforts as we continually strive to create a work environment where people can learn, grow, feel appreciated and make an impact in the world.

We have expanded our professional development opportunities via internal and external resources, including programs focused on female leadership, management coaching and executive leadership. We completed Viatris’ first full cycle of talent review and succession planning. We further performed a broad talent assessment, focusing on establishing a baseline across the entire enterprise.

DEI is essential to our mission. We seek to understand and embrace what makes individuals and their circumstances unique and believe that recognition is fundamental to our success. Following the launch of our initial DEI goals in the areas of foundational learning, and increasing diversity in management for women, Black and Hispanic/LatinX employees, we have focused on identifying initial actions, building our strategy and setting in place the essential building blocks to advance DEI at Viatris. This includes a Focusing on Inclusion course, which is part of every employee’s learning curriculum.

Health and Safety
Our ability to make a positive impact for patients worldwide relies on having a healthy and thriving workforce. The wellbeing of our colleagues is a priority, and we support colleagues through wellbeing programs across the world, taking into consideration local markets and needs. We also launched our global wellbeing strategy to support and encourage employees to live life fully by providing access to wellbeing platforms, benefits and resources.

Most importantly, protecting the health and safety of our colleagues is essential at Viatris. We have a global Environmental, Health and Safety Management System, technical requirements, processes and systems that establish the foundation of this program. These elements apply to all locations and guide us in cultivating a culture of health and safety throughout our global workforce.

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
Summary

Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in this Part I, Item 1A.

•Strategic Risks
◦We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives, including divestitures, acquisitions or other potential transactions.
◦There are risks and uncertainties associated with the Announced Divestitures, including the OTC Transaction, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.
◦The integration of acquired businesses as well as restructuring programs have presented and may in the future present significant challenges.
◦There are ongoing risks and uncertainties associated with the Biocon Biologics Transaction, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.
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
◦We are increasingly dependent on IT and information systems and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.
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

Viatris has announced various strategic initiatives, transactions and business arrangements, including our two-phased strategic vision. In Phase 1 of this strategy, we have focused on stabilizing the base business, delivering on our pipeline, reducing debt, maintaining an investment grade credit rating and returning capital to shareholders. The Company also entered into certain transactions in order to simplify its business, accelerate paydown of debt and unlock shareholder value, including the Biocon Biologics Transaction and the Announced Divestitures. During Phase 2, the Company anticipates a period of renewed growth and leadership as it intends to move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio, while continuing to explore opportunities to unlock shareholder value.

Implementing these and other strategic initiatives has included and may in the future include divestitures (including the Biocon Biologics Transaction and the Announced Divestitures), acquisitions, asset purchases, partnerships, collaborations, joint ventures, product rationalization and other investments. Certain of these transactions and arrangements have been and may in the future be material both from a strategic and financial perspective (including but not limited to divestitures that have resulted or will in the future result in reductions to our results of operations (including but not limited to total revenues) and cash flows). These initiatives, whether we are able to complete them or not, have been and may continue to be complex, time-consuming or expensive, may divert managements’ attention, and expose us to operational ineffectiveness. We may miscalculate the risks associated with our strategic initiatives at the time they are made or not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the potential of R&D pipelines, manufacturing issues, compliance issues, or the outcome of ongoing legal and other proceedings. More complex products are more difficult, costly and time-consuming to develop, receive regulatory approval for and bring to market. There can be no assurance that we will be able to achieve all of our intended goals or outlooks with respect to such strategies within the anticipated timeframes or at all, fully realize the expected benefits of any such transactions or arrangements, or successfully manage base business erosion or grow in future periods.

Divestitures (including the Biocon Biologics Transaction and the Announced Divestitures), product rationalizations or asset sales have also resulted and could continue to result in asset impairments, or reductions to the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating divested businesses or assets, which could negatively impact our ongoing operations, future earnings and future goals and outlooks. Certain divestitures also have resulted and may in the future result in continued financial and operational exposure to the divested assets or businesses, such as through guarantees or other financial arrangements, indemnification, continued supply and transition services obligations to the divested businesses, stranded costs, or potential litigation. In addition, we may not be able to obtain the required regulatory approvals for a planned divestiture, or may be unable to dispose of businesses that we intend to divest on satisfactory or commercially reasonable terms or within our anticipated timeline, in part because of competition from other companies in pursuing similar transactions in the pharmaceutical industry. We may also not be able to realize the intended or anticipated benefits from such transactions, such as realizing the anticipated proceeds, deploying the proceeds to pay down our outstanding indebtedness and/or fund other important initiatives, maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business, or may be unable to realize the intended or expected goals, outlooks, synergies or operating efficiencies with respect to such transactions. Please also refer to “There are risks and uncertainties associated with the Announced Divestitures, including the OTC Transaction, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.”

We have also entered into strategic alliances with partners, including through our Global Healthcare Gateway®, to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We have entered into and may in the future enter into agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. We commit substantial efforts and other resources to these various alliances and collaborations. In addition, as we intend to move up the value chain during Phase 2 of our two-phased strategic vision, we expect to use more capital resources and may enter into more financial commitments in connection with these alliances and collaborations. There is a risk that the investments made by us in these alliances and collaborative arrangements will not generate financial returns. While we believe our relationships with our partners generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the obligations.

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

On October 1, 2023, we announced we had received an offer for the divestiture of substantially all of our OTC Business (the “OTC Transaction”) and entered into definitive agreements to divest our women’s healthcare business and, separately, in another transaction, our rights to two women’s healthcare products in certain countries, our API business in India and commercialization rights in the Upjohn Distributor Markets (all such transactions, including the OTC Transaction, referred to as the Announced Divestitures). As of February 28, 2024, we have consummated certain of the Announced Divestitures, including our rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) and commercialization rights in certain of the Upjohn Distributor Markets. Additionally, we expect to consummate the divestiture of our women’s healthcare business and our API business in India by the end of the first quarter of 2024, in each case subject to satisfaction of certain closing conditions, and in January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. However, there remain a number of risks and uncertainties associated with the Announced Divestitures, including the remaining Announced Divestitures that have not been consummated (all such remaining Announced Divestitures referred to as the Pending Announced Divestitures), including, among other things:
•the Pending Announced Divestitures not being completed on the expected timelines or at all, including but not limited to the inefficiencies and lack of control that may result if the Pending Announced Divestitures are delayed or not implemented effectively, and unforeseen difficulties and expenditures that may arise as a result;
•the risk that the conditions set forth in the definitive agreements with respect to the Pending Announced Divestitures will not be satisfied or waived (including that, with respect to the OTC Transaction, the potential failure of the conditions in that transaction agreement related to obtaining required regulatory and other consents and approvals, which could give rise to the termination of that transaction agreement);
•failure to realize the total transaction values for the Announced Divestitures and/or the expected proceeds for any or all of the Announced Divestitures, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration (including, with respect to the OTC Transaction, that transaction agreement’s net indebtedness and working capital adjustments as well as the up to €100.0 million in contingent additional cash consideration);
•the possibility that the Company may be unable to realize the intended or expected benefits of, or achieve the intended or expected goals, outlooks, synergies or operating efficiencies with respect to, the Announced Divestitures, including but not limited to as a result of carrying stranded costs;
•the risk that we will incur additional losses related to the Pending Announced Divestitures (with respect to the OTC Transaction, for instance, we recorded an estimated pre-tax loss of $735 million in the fourth quarter of 2023 for the difference between the estimated consideration to be received, less estimated costs to sell the business, and the carrying value of the business to be divested, including an allocation of goodwill (see Note 5 Divestitures in Part II, Item 8 of this Form 10-K for more information);
•the cost of continued post-closing activities related to the divestiture of the commercialization rights in the Upjohn Distributor Markets and the risk that if the divestiture of the commercialization rights in the remaining Upjohn Distributor Markets are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in significant additional asset write-offs and other costs being incurred; and
•the risk that we may incur losses related to unhedged foreign exchange exposure related to receiving proceeds from the OTC Transaction in Euros.

To the extent that the current market price of our common stock reflects an assumption that the Pending Announced Divestitures will be consummated in the timeframe and manner currently anticipated, and that the Company will prioritize use of net proceeds from the Pending Announced Divestitures for debt paydown, any delay in closing or failure to close the Pending Announced Divestitures could result in a decline in the market price of our common stock. Similarly, any delay in closing or failure to close the Pending Announced Divestitures could result in damage to our relationships with customers, suppliers and employees and have an adverse effect on our business. Regarding all of the Announced Divestitures, the attention of our management may be directed toward closing or post-closing matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us. Also, we have agreed to indemnify the respective purchasers in the Announced Divestitures and certain of their respective representatives against certain losses suffered as a result of certain breaches of our representations, warranties, covenants and agreements in the applicable transaction agreements and related documents. Any event that results in a right for the purchaser in any of the Announced Divestitures to seek indemnity from us could result in substantial liability to us and could adversely affect our financial position and results of operations.

In connection with the Announced Divestitures, we have also agreed, at the closing of the respective transactions, to enter into transition services and manufacturing and supply agreements pursuant to which we will provide services to the respective purchasers, including manufacturing, quality, supply chain, pricing and procurement, regulatory, product safety and risk management, medical affairs, IT, finance, human resources, real estate, commercial development and local commercial operations services, substantially the same as we currently provide to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have agreed, at the closing of the respective transactions, to enter into distribution agreements. Once in effect, our obligations under these agreements may result in additional expenses that are borne by us and may divert our focus and resources that would otherwise be invested into maintaining or growing our retained business. In connection with our API business divestiture, we have agreed, at the closing of the transaction, to enter into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction. Our obligations under the manufacturing and supply agreement may make us more vulnerable to API supply shortages and price volatility. Please also refer to “We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.”

Whether the Pending Announced Divestitures are ultimately consummated or not, their pendency could have a number of negative effects on our current business, including potentially disrupting our regular operations, diverting the attention of our workforce and management team, and increasing workforce turnover. It could also disrupt existing business relationships, make it harder to develop new business relationships, or otherwise negatively impact the way that we operate the business, which could negatively impact Viatris’ results of operations and cash flows during the pendency of the transactions.

Upon the closing of any or all of the Announced Divestitures, our results of operations (including but not limited to total revenues) and cash flows will be reduced. In addition, we have expended significant time and resources, and expect to continue to expend significant time and resources, on these transactions, including management time and focus, costs and expenses related to the separation of the businesses from Viatris, the provision of the transition services and other transaction costs. Many of these expenses must be paid regardless of whether the transactions close, and even if the expected benefits are not achieved. These costs may be significant and we currently do not expect to be reimbursed for all such costs. We may also face other challenges as a result of the Announced Divestitures, including that we may not be able to realize the anticipated benefits from such transactions, such as prioritizing use of net proceeds from these divestitures for debt paydown, maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business, and the inability to effectively minimize liabilities and stranded costs associated with the Pending Announced Divestitures. Because the businesses or assets we divest, including our Biosimilars Business and the Announced Divestitures, were or are commingled with Viatris’ other businesses, their financial information must be carved-out of Viatris’ financial and other systems, and this process has impacted or will impact the reporting of our results of operations, financial condition, and cash flows. This process increases the risk of errors in the presentation of our financial results in conformity with U.S. GAAP.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. Refer to Note 5 Divestitures in Part II, Item 8 of this Form 10-K for more information about the Announced Divestitures.

The integration of acquired businesses as well as restructuring programs have presented and may in the future present significant challenges.

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
•loss of institutional knowledge;
•the challenge and cost of integrating manufacturing, logistics, IT, communications and other systems;
•the potential difficulty retaining key personnel and other employees;
•challenges in reducing reliance on transition services, including difficulties in hiring employees or finding suitable replacements, prior to the expiration of any period in which such services are provided; and
•reducing costs associated with transition services, including managing the amount for replacement costs.

Viatris has in the past undertaken and may in the future undertake restructuring programs in order to achieve synergies and ensure the Company is optimally structured and efficiently resourced. The process of integrating operations and implementing restructuring initiatives could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses. These integration and restructuring processes have in the past and may in the future require Viatris’ senior management to devote considerable amounts of time to these processes, which could decrease the time they have to manage and service Viatris’ businesses, and develop new products or strategies. Even if integration activities and restructuring programs are successful, we may not achieve anticipated synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all.

If integration activities or restructuring programs are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

There are ongoing risks and uncertainties associated with the Biocon Biologics Transaction, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or stock price.

A significant portion of the consideration that we received in the Biocon Biologics Transaction is in the form of equity in Biocon Biologics, which is currently a privately held Indian company. Although we have negotiated certain “downside” protection regarding the value of that equity in the Biocon Agreement and related documents, such protection does not guarantee any particular liquidity event or our ability to monetize our equity and, even if we are able to successfully liquidate our equity, the downside protection may be inadequate to guarantee a minimum return that we or investors expect. In addition, we believe the success of the Biocon Biologics business will be highly dependent upon the successful transition of the business to, and ongoing operation of the business by, Biocon Biologics. While the transition services that we agreed to provide Biocon Biologics were substantially completed by the end of 2023, we continue to provide certain limited services to Biocon Biologics and, if the remaining transition and ongoing operation of the business is not successful, it could have a significant impact on the value of the equity we will own in Biocon Biologics and could negatively impact our business or financial condition.

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

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, caps on price increases, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), VBP, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products. In addition, rising rates of inflation have increased and may continue to increase pressure on governments, insurers and other payors to implement additional cost containment measures. There is no guarantee that these cost containment measures will be rolled back in the event that inflation rates decrease in the future.

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
In the EU, U.K. and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored healthcare system. These systems of price regulations may lead to inconsistent and lower prices. The availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets and may create the opportunity for third party cross-border trade. In addition to the impacts of these government-sponsored healthcare systems, in the EU, U.K. and other international markets, certain governmental agencies have enacted, or are considering enacting, further measures to decrease the costs of providing healthcare, including government mandated price reductions and/or other forms of price controls, including retrospective “clawback” price reductions.

In China, pricing pressures have increased in recent years, and the Chinese government has also increased its focus on patient access and reimbursement for pharmaceutical medicines. For example, in 2013, China began to implement a QCE process for post-LOE products to improve the quality of domestically manufactured generic drugs, primarily by requiring such drugs to pass a test to assess their bioequivalence to a qualified reference drug (typically the originator drug). Effective January 1, 2024, China implemented measures that aim to further improve quality management of drugs, including, among other things, stipulating additional responsibilities of marketing authorization holders and medical institutions to have a robust quality management system with respect to drug purchase, storage and use. In addition, since 2018, China's National Healthcare Security Administration, in conjunction with relevant departments, has been promoting a centralized VBP policy for drugs, which has become standard practice and subjects many drugs to a competitive bidding process. Molecules subject to the VBP bidding process have seen significant price cuts, with some bidders reducing the price of their products by as much as 96% as they attempt to secure volumes on the Chinese pharmaceutical market. We expect pricing pressures on our products included in the VBP bidding process to continue to increase as a result of this policy. We have failed, and may continue to fail, to win bids due to various factors, including uncompetitive bidding prices. In addition, the URP policy will cap reimbursement of molecules at their VBP tender winning price. URP will create additional pricing and volume pressure for pharmaceutical products that are subject to the program and is expected to negatively impact our results of operations.

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
There has also been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing, as well as from international organizations like the United Nations, WHO and OECD, in addition to intense publicity and scrutiny regarding such matters, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that some have deemed excessive.
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
In 2022, President Biden signed into law the Inflation Reduction Act, which includes numerous Medicare reforms that will affect reimbursement for certain pharmaceuticals covered by Medicare and modify the Part D and Part B program structure, including shifting the liability for certain prescription drug costs shared between Medicare, pharmaceutical manufacturers, and Part D plans. These reforms include government price negotiation for certain high-spend, single-source Medicare drugs, out-of-pocket caps for Medicare beneficiaries using insulin products, and the application of inflation-based rebates for certain Medicare drugs. The implementation of the Inflation Reduction Act, including rulemaking regarding the application of the Medicare Part B and Part D inflation penalties, is still underway and could negatively affect certain Viatris portfolio products based on future pricing decisions and changes in the Consumer Price Index for All Urban Consumers (CPI-U).
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

Our operations extend to numerous countries globally and therefore are subject to the risks inherent in this geographic scope. These risks include, but are not limited to:
•compliance with the national and local laws, regulations and customs of countries in which we do business, including, but not limited to, data privacy and protection, environmental and social regulations, import/export and enforcement of intellectual property rights;

•less established legal and regulatory regimes in certain jurisdictions, including China, where the interpretation and enforcement of laws, rules and regulations may involve uncertainties and can be inconsistent;
•that litigation, administrative and court proceedings may be protracted, expensive and unpredictable;
•that governments in certain jurisdictions may favor local businesses and make it more difficult for foreign businesses to operate on an equal footing, including but not limited to by promoting or requiring the local manufacture of pharmaceutical products and API or the establishment of local sites and offices;
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
•sanctions and our interpretation of those sanctions, trade controls, supply chain and staffing challenges as a result of the ongoing conflict between Russia and Ukraine that have impacted and may continue to impact our ability to market or sell pharmaceuticals in either country or subject us to increased government scrutiny, and a significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods;
•instability in the Middle East, especially the ongoing conflict in Israel and Gaza, has impacted and may continue to impact our and our partners’ ability to develop and manufacture products in the region and to transport those products to other markets, and may impact the ability of regulators to conduct required inspections at our or our partners’ manufacturing facilities in the region. The conflict has also impacted our and our partners’ ability to market or sell pharmaceutical products in the area, and has caused and may continue to cause other disruptions to the supply chain. A significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods;
•changes in laws, regulations, and practices that impact the pharmaceutical industry and/or healthcare systems, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare;
•changes in policies designed to promote foreign investment, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation;
•differing local product preferences and product requirements;
•adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth;
•changes in government or economic policies, elections, or financial, political, or social change or instability that affects the markets or countries in which we or our partners operate;
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
•natural or man-made disasters, including droughts, floods, earthquakes, hurricanes and the impact of climate change in the countries in which we or our partners and suppliers operate; and
•local disturbances, the outbreak of highly contagious diseases or other health epidemics or pandemics, terrorist attacks, riots, social disruption, wars, or regional hostilities in the countries in which we or our partners and suppliers operate and that could affect the economy, our operations and employees by disrupting operations and communications, making travel and the conduct of our business more difficult, and/or causing our customers to be concerned about our ability to meet their needs.

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
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we have in the past and may in the future decide to sell assets that we determine are not critical to our strategy or execution, including the Biocon Biologics Transaction and the Announced Divestitures. These and other future events or decisions have in the past and may in the future lead to asset impairments and/or related charges. For instance, with respect to the OTC Transaction, we recorded an estimated pre-tax loss of $735 million in the fourth quarter of 2023 for the difference between the estimated consideration to be received, less estimated costs to sell the business, and the carrying value of the business to be divested, including an allocation of goodwill (see Note 5 Divestitures in Part II, Item 8 of this Form 10-K for more information). Certain impairments may also result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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

We also face increasing competition from lower-cost generic products and other branded products, including our ARV products. Many of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products may decline or stop growing over time, and may decline faster than has been projected. For example, Perforomist® lost exclusivity and experienced generic competition in June 2021, and Lyrica’s pediatric exclusivity expired in Japan in July 2022. In addition, Amitiza®, which we commercialize as a patent licensee, may experience generic competition in Japan prior to the expiration of certain patent term extensions. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.

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

In addition, certain of our products also face potential competition from products that may be developed in the future that could render our products uncompetitive or obsolete. For example, Viatris or other companies may develop medicines that treat the same indications targeted by our current products, and these medicines could be more effective than our current products or patients and physicians could prefer these medicines over our current medicines. The introduction of these new competing products could also have a negative impact on product sales.
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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For each of the years ended December 31, 2023 and 2022, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 33% of the Company’s net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.
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

In addition, higher rates of inflation over the past few years have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. While inflationary and other macroeconomic pressures have somewhat eased more recently, we do not expect to see a corresponding reduction in these higher costs and expect such higher costs to negatively impact our results of operations. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, regulatory restrictions and the pricing dynamics of our products generally make it difficult to pass on such costs to customers. Inflation has also resulted and may continue to result in higher interest rates and increased costs of capital. In particular, the global economy has recently been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility. As a result, central banks have and continue to tighten their monetary policies and increase interest rates. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus the other currencies in which we operate, has in the past and may in the future, negatively impact our results of operations.

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

The pharmaceutical industry is subject to regulation by various governmental authorities in the jurisdictions in which we operate, including the U.S., EU, China and India. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. We are committed to conducting our business, including the sale and marketing of our products, in compliance with all applicable laws and regulations. These laws and regulations, however, are numerous, complex and continue to evolve, and it is possible that a governmental authority may challenge our activities, or that an employee or agent could violate these laws and regulations without our knowledge. Failure to comply with these laws, regulations or expectations could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, exclusion from U.S. federal healthcare reimbursement programs, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
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
In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes and Chinese authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry. We believe that Viatris’ strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are currently aligned with the Chinese government’s policies, but they may in the future diverge, requiring a change in such strategies. For example, in order to comply with foreign ownership restrictions and meet regulatory, licensing, and cybersecurity requirements, we conduct some of our business in China through variable interest entities. Although we believe these structures and activities related to our VIEs comply with existing laws and regulations in China, they involve unique risks and uncertainties, including that China may from time to time consider and implement additional changes in their legislative, regulatory, licensing, or other requirements that could subject us to penalties and impact these structures and activities. Any such change may result in increased compliance costs to us or cause delays in or prevent the successful research, development, manufacturing or commercialization of our products in China, result in the loss of required licenses and permits or the suspension or termination of Viatris’ activities in China.

The FDA and comparable foreign regulatory authorities also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and similar regulators in other countries. Products must be manufactured in our facilities in accordance with cGMP or similar standards in each territory in which we manufacture. Compliance with such regulations and with our own quality standards requires substantial expenditures of time, money, and effort in multiple areas, including training of personnel, record-keeping, production, and quality control and quality assurance. The FDA and other comparable regulatory authorities, including foreign authorities, periodically inspect our manufacturing facilities for compliance with cGMP or similar standards in the applicable territory. Regulatory approval to manufacture a drug is granted on a site-specific basis. Failure to comply with cGMP and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an adverse action brought by the FDA or other regulatory authorities, which has resulted and could in the future result in the receipt of an untitled or warning letter, fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, suspension of review of applications or other submissions, suspension of ongoing clinical trials, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, orders to suspend, vary, or withdraw marketing authorizations, injunctions, consent decrees, requirements to modify promotional materials or issue corrective information to healthcare practitioners, refusal to permit import or export, criminal prosecution and/or other adverse actions.
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
Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, we or our partners have in the past and may in the future receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. If we are unable to resolve these observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.
Regulators and policymakers globally are also increasingly focused on addressing drug shortages and expanding transparency across supply chains. In the U.S., Congress and the Biden administration are considering measures to enhance supply chain resiliency and ensure the quality of pharmaceutical products, including expansion of reporting requirements to include API and finished dose manufacturing locations and the use of bioequivalence tests. Compliance with any such requirements may be burdensome or costly.

We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S., as well as those of similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the controlled substances used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must apply to the DEA and similar regulatory agencies for procurement quotas in order to obtain these substances. Any delay or refusal by the DEA or such similar agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched. In addition, some states have passed laws and regulations imposing assessments on the sale or distribution of certain controlled substances, and other states are considering and may implement similar laws and regulations in the future.
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

In the U.S., some companies have lobbied Congress for amendments to Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA (which is filed in the U.S. with the FDA when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug) is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted. Additionally, some companies have lobbied Congress to amend legislation related to patent eligible subject matter that would limit generic drug patent challenges to a single forum (inter partes review or district court). These lobbying efforts, if successful, could discourage the use of inter partes review and limit the ability of generic drug companies to efficiently invalidate improperly granted brand drug patents.

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

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet fully developed as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As Viatris intends to move up the value chain during Phase 2 of its two-phased strategic vision by focusing on more complex and innovative products to build a more durable higher margin portfolio, the development and commercialization process requires substantial time, effort and financial resources. We, or a partner, may not be successful in developing or commercializing such products on a timely basis, or at all, and such products may be less likely or take longer to receive regulatory approval, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example, the FDA in the U.S., the EMA in the EU and other regulatory authorities). The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable. In addition, these regulatory agencies may be delayed in reviewing and approving products as a result of lapsed or insufficient funding, insufficient staffing, travel or work restrictions, or other factors beyond our control. Any delay in regulatory approval could impact the commercial or financial success of a product.
Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence, clinical, or other studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited, for example, with respect to the indicated uses and delivery methods for which the drug may be marketed, or may include warnings, precautions or contraindications in the labeling, which could restrict our potential market for the drug. A regulatory approval may also include post-approval study or risk management requirements that may substantially increase the resources required to market the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. If regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.
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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products. Typically, expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we intend to move up the value chain during Phase 2 of our two-phased strategic vision by focusing on more complex and innovative products to build a more durable higher margin portfolio, our related expenses have increased and will likely continue to increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex or innovative drugs, our, or a partner’s, R&D and Acquired IPR&D expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies, or we may incur asset impairment charges in the future if such programs are not successful. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.

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
Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex or innovative products as a result of those efforts, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

Market perceptions of us are very important to our business, especially market perceptions of our company, products, brands and the safety and quality of our products and brands. Viatris believes that maintaining and enhancing certain of its brands is important and often provides certain competitive advantages. If we, our partners and suppliers, or our products or brands suffer from negative publicity, are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our reputation and business. In addition, if customers, patients or regulatory authorities mistake us, our partners and suppliers, or our products and brands for other companies, products or brands, this could lead to brand confusion, unanticipated regulatory inquiries or proceedings and have a negative impact on our reputation and business.

Viatris’ sales and marketing efforts are anchored by promoting its products to physicians, pharmacists, eye care and other healthcare professionals, clinics and hospitals. Therefore, Viatris’ sales and marketing force, whether in-house sales representatives or third-party commercial partners, must possess a relatively high level of technical knowledge, up-to-date understanding of industry trends and expertise in the relevant therapeutic areas and products, as well as promotion and communication skills. Marketing, advertising and promotions may be expensive and may not achieve their intended benefits. If Viatris is unable to effectively train its in-house sales representatives and third-party commercial partners or monitor and evaluate their marketing performances, our sales and marketing may be less successful than desired. In addition, fewer in-person sales and marketing efforts, or other similar limitations, may result in less successful sales and marketing activities.
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

A significant portion of our revenues is derived from sales to a limited number of customers. For the years ended December 31, 2023 and 2022, Viatris’ top three customers in terms of net sales, in the aggregate, represented approximately 25% and 26%, respectively, of the Company’s consolidated total net sales. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price could be materially adversely affected.

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

A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. A significant disruption at any such facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price. The adverse effects of any of these events could be exacerbated as a result of our previously announced global restructuring program, which includes the closing, downsizing or divesting of a number of facilities globally. If we or our third-party suppliers’ face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities may be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing delays as the result of an outbreak of disease, epidemic or pandemic, in or near any of our facilities. Such shortages, delays or shutdowns have led and could continue to lead to significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”
We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, including as a result of global supply chain disruptions and rates of inflation. In certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In connection with our API business divestiture, we have agreed, at the closing of the transaction, to enter into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction. Our obligations under the manufacturing and supply agreement may make us more vulnerable to API supply shortages and price volatility. In addition, quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. For example, the EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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

Given the size, complexity and global reach of our business, it is important that we attract, motivate and retain qualified management and other key employees in order to develop and commercialize new products, manage our business, and compete effectively. Our ability to do so also depends in part on how well we maintain a strong, diverse and inclusive workplace culture that is attractive to employees. Competition for qualified personnel in the pharmaceutical industry is intense. Current or prospective Viatris employees may have changing expectations around workplace flexibility, and a failure to meet these evolving expectations may result in reduced ability to attract and retain talent. In addition, current or prospective Viatris employees may experience uncertainty about their future roles at the Company as a result of our strategic initiatives, acquisitions, divestitures, integration activities or restructuring program. As a result, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory, information security/privacy, or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations.

In addition, while we work to ensure that we have effective plans in place for management succession throughout the organization (including with respect to the recent transitions of our Executive Chairman and CEO and the previously announced upcoming transitions of our President and CFO), any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality provisions, it may have a material adverse impact on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

Compliance Risks

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties, or subject us to costly and time consuming government oversight. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees and third-party agents regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties, reputational harm and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain, maintain and enforce patents and trademarks of sufficient scope to lawfully prevent third parties from developing and/or marketing infringing products. In the absence of adequate intellectual property or other protections, competitors may adversely affect our branded products business by independently developing and/or marketing substantially equivalent products. It is also possible that we could incur substantial costs if we initiate litigation against others to protect or enforce our intellectual property rights.
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
In addition, branded products often have market viability based upon the goodwill of the product name, which typically is the subject of a trademark registration or filing. Our branded products may therefore also be subject to risks related to the loss of a trademark or patent or to competition from generic or other branded products. Challenges can come from other businesses, individuals or governments, and governments could require compulsory licensing of our intellectual property. Any challenge to, or invalidation, opposition or circumvention of, our intellectual property (including patents or patent applications, copyrights and trademark protection) would be costly, would require significant time and attention of our management, and could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
We also rely on trade secrets, unpatented proprietary know-how, proprietary designs, trade dress, regulatory exclusivity and continuing technological innovation that we seek to protect, in part by confidentiality agreements with licensees, suppliers, employees and consultants. These measures may not provide adequate protection for our unpatented technology. If these agreements are breached, it is possible that we will not have adequate remedies. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. Furthermore, our trade secrets and proprietary technology may otherwise become known or be independently developed by our competitors or we may not be able to maintain the confidentiality of information relating to such products.

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

We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, personal injury, securities fraud, claims with respect to the manufacture, sale, marketing and distribution of opioid products, antitrust matters, breach of contract, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices. These proceedings may involve claims for, or the possibility of, fines, penalties, or damages involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs.
Viatris is subject to investigations and extensive regulation by government agencies in the United States, China and other developed markets and emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on Viatris’ ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations. With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. Additionally, some state legislatures have enacted, and the U.S. federal government or additional state legislatures could enact, legislation to limit patent settlements between pharmaceutical companies and deem such patent agreements as anticompetitive. These changes could impact our ability to launch generic products prior to the originator’s patent expiry.
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
We are increasingly dependent on IT and information systems and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our IT and information systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated IT and information systems and infrastructure to operate our business. The number of new vulnerabilities identified to these systems combined with the increased number of systems that reach end of life each year creates an opportunity for successful malicious attacks. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Evolving work conditions, including work from home protocols, may be less secure and have introduced operational risk, including increased cybersecurity risk. For example, groups and individuals have sought to exploit remote working environments to initiate hacking, phishing, and social engineering attempts and malware attacks.

We and our suppliers, partners, customers and vendors have in the past and will likely continue to experience cybersecurity threats and incidents, including attacks on and compromises of our systems. Although we do not believe such cybersecurity threats or incidents have had a significant impact on us to date, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business, reputation, financial conditions, cash flows or results of operations. Any security breach or other disruption to our or our vendors’ IT or information systems infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities. While we continue to invest in the monitoring, protection and resilience of our information and data security systems, there can be no assurances that our efforts will detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, cybersecurity threats and incidents, attacks and/or breaches.

We outsource significant elements of our operations to third parties and provide IT, information and security services to some partners under transition services agreements. Some of these third parties are outside the U.S., including significant elements of our IT and information systems infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The overall increase in supply chain attacks on companies generally, and our interdependency on third party suppliers increases the potential for supply disruptions and service IT and information system outages. In addition to our reliance upon third parties to provide IT and information system and security services, the market for such services continues to contract and converge, increasing both the challenges in identifying competent providers and the impact of a breach incident with any single vendor. In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult and costly to protect. While we have taken steps to identify and protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.

A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of a cybersecurity threat or incident, theft, hacking, fraud, trickery, phishing or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Insurance may be insufficient or may not cover the financial, legal, business or reputational losses that may result from a breakdown, breach, cybersecurity threat or incident or other compromise of or interruption to our IT and information systems or confidential and other sensitive information. We also cannot ensure that any limitation of liability or indemnity provisions in our contracts, including with vendors and service providers, for a cybersecurity threat or incident, security lapse or breach or other security incident would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim. Refer to Part I, Item 1C “Cybersecurity” of this Form 10-K for additional information about the Company’s risk management and strategy and governance with respect to cybersecurity threats and incidents.

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
The EU’s and U.K.’s GDPR and local implementing regulations also impose significant compliance obligations on our organization. The GDPR contains data protection requirements in the EU and U.K. and imposes a framework of obligations and restrictions governing the collection, processing, and the transmission of personal information to jurisdictions outside of the EU and U.K. The GDPR affords individuals with a series of privacy rights related to the collection, processing, and transmission of their personal information. The GDPR imposes significant compliance obligations, including required processes and policies governing our collection, transmission, processing and use of individuals personal information. In addition, the GDPR includes significant penalties for non-compliance, with fines up to the higher of €20 million or 4% of total annual worldwide revenue. In general, GDPR, and other data protection laws and regulations, could require adaptation of our technologies or practices to satisfy local country data protection requirements and standards.
In China, the laws and regulations relating to cybersecurity, data privacy and personal information continue to evolve. In 2021 and 2022, China amended and, in some cases, adopted new laws and regulations governing the collection, transmission, processing and use of individual personal information, including the Administrative Punishment Law of the People’s Republic of China, the Data Security Law, the Cybersecurity Review Measures and the Personal Information Protection Law. These laws and regulations restrict our ability to collect, transfer and use certain personal data, absent an application to and, in some cases, approval from relevant governmental authorities in China. Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including more guidance from industry sector regulators on the catalogues of important data, publication of lists of qualified certification institutions for certifications for cross-border transfers of personal information out of China, which may contain additional requirements for transferring personal information out of mainland China.

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
In addition, AI-based solutions, including generative AI, are increasingly being used in the pharmaceutical industry, including by us, and we expect to use other systems and tools that incorporate AI-based technologies in the future. The use of AI solutions by our employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, loss of trade secrets or other intellectual property, brand and reputational harm, or lead to outcomes with unintended biases or other consequences.

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
Companies are facing increasing expectations and scrutiny from customers, regulators, governments, investors, lenders, employees and other stakeholders related to their environmental, social and governance practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. New government regulations, especially in the EU, could also result in new or more stringent forms of environmental, social and governance oversight, including increased greenhouse gas limitations, and the expansion of mandatory and voluntary reporting, due diligence, and disclosure regarding environmental, social and governance matters. Complying with new and changing regulations will likely require us to modify or update certain of our practices, processes, and manufacturing systems, which could require additional investment of time and resources or result in significant costs. Failure to adapt to or comply with government regulations, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to investors and capital, and our stock price, and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions related to environmental, social and governance matters.

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
Viatris has company wide sustainability goals in the areas of access; diversity, equity & inclusion; and the environment: climate change, water and waste. Achievement of these goals depends on our development and execution of various operational strategies relating to each discrete target. The development and execution of these strategies and achievements of our targets, including our near-term science based emissions reductions targets for scope 1, 2 and 3, are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our environmental, social and governance strategies and achieve our environmental, social and governance targets.

Any of the factors mentioned above, or the perception that we or our suppliers or contract manufacturers have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, employee relations, access to investors and capital, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Extreme weather, natural disasters, power outages, or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials, water supply, and other components required for the operation of our business, or result in the delay and/or disruption of our ability to deliver products. Such conditions could also result in physical damage to our or our partners’ products, plants and distribution centers, our ability to operate in certain areas, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Our programs to plan for and mitigate risk and build resilience to the impacts of climate change may not be successful, and the cost of implementing such programs may be significant. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, regulations intended to limit greenhouse gas emissions or water usage, such as greenhouse gas emission reduction obligations, carbon pricing, and taxes on emissions, fuel and energy, or to mitigate the impacts of climate change may become more prevalent, which could increase our operating costs and the costs charged by suppliers. These events could have a material adverse effect on the way we operate our business, including the resiliency of our supply chain, our financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
Finance Risks

There can be no guarantee that we will continue to pay dividends or repurchase shares under our stock buyback program.
Although Viatris currently intends to continue to pay quarterly dividends to its shareholders, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operations, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, the Board of Directors has authorized a $1 billion increase to the Company’s previously announced stock buyback program of up to $1 billion, bringing the total authorization to $2 billion. Pursuant to this program the Company repurchased $250 million of shares in 2023 and $250 million of shares in February 2024, however there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under our current stock buyback program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases beginning in 2023, could also impact our stock repurchases. A stock buyback program could affect our stock price and increase volatility, and any announcement of a pause in, or termination of, a stock buyback program may result in a decrease in our stock price. Payment of a cash dividend or stock repurchases will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business or other capital expenditures. If we are unable to, or choose not to, pay a quarterly dividend or repurchase shares under our stock buyback program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact our stock price.

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

We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, intercompany transactions, and divestitures. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. For example, in 2022 the U.S. Inflation Reduction Act was signed into law which, among other things, provides for a corporate alternative minimum tax of 15% beginning in 2023 on adjusted financial statement income and an excise tax of 1% on corporate stock repurchases. Moreover, the rate of tax we pay in other jurisdictions may increase significantly upon the adoption and implementation of the OECD Pillar Two Global Anti-Base Erosion rule, which provides for a minimum 15% tax rate in jurisdictions where adopted. We are continuing to evaluate the impact of these laws, and other proposed changes in corporate tax laws, which may significantly increase our global tax liabilities. In addition, the tax laws of other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
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
Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Chinese Renminbi, Euro, Swedish Krona, Indian Rupee, Korean Won, Japanese Yen, Australian Dollar, Canadian Dollar, and British Pound Sterling. Our financial condition, results of operations and cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact on our financial condition, results of operations and cash flows. In addition, there remains significant international pressure on the Chinese government to adopt a more flexible currency policy, including from the U.S. government, which designated China as a “currency manipulator” in August 2019 and subsequently removed such designation in January 2020, which could result in greater fluctuation of the Renminbi against the U.S. dollar. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations.

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
•requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, or repay debt as it matures, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments, dividend payments or share repurchases, and other general corporate purposes;
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

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, including the repayment of significant near-term indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
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
Viatris has significant amounts of goodwill, IPR&D and intangible assets on its balance sheet. Viatris tests goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350, Goodwill and Other Intangible Assets. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris tests intangible assets with indefinite lives for impairment on an annual basis and intangible assets and IPR&D with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of intangible assets could result in an impairment and a non-cash charge could be required. In addition, we have incurred and may in the future incur significant impairment charges or losses related to the Announced Divestitures. For instance, in 2022 and 2023 we recorded a total of approximately $511 million of charges related to the commercialization rights in the Upjohn Distributor Markets classified as held for sale, and, with respect to the OTC Transaction, we recorded an estimated pre-tax loss of $735 million in the fourth quarter of 2023 for the difference between the estimated consideration to be received, less estimated costs to sell the business, and the carrying value of the business to be divested, including an allocation of goodwill. Such impairments or losses have in the past and could in the future materially affect Viatris’ reported net earnings, business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.

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
Further, Viatris had approximately $284 million of floating rate debt as of December 31, 2023. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $2.9 million per year. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.
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
The Viatris Charter, Viatris Bylaws and Delaware law contain provisions that may have the effect of deterring takeovers by making such takeovers more expensive to the acquiror and by encouraging prospective acquirors to negotiate with the Viatris Board rather than to attempt a hostile takeover. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at shareholder meetings and the right of the Viatris Board to issue preferred stock without shareholder approval. Delaware law also imposes some restrictions on mergers and other business combinations between Viatris and any holder of 15% or more of Viatris’ outstanding common stock.
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
The exclusive forum provisions in the Viatris Charter could discourage lawsuits against Viatris and its directors and officers.
The Viatris Charter provides that unless Viatris, through approval of the Viatris Board, otherwise consents in writing, the Court of Chancery of the State of Delaware or, if and only if the Court of Chancery of the State of Delaware dismisses such action for lack of subject matter jurisdiction, another state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware), will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Viatris, any action or proceeding asserting a claim of breach of a fiduciary duty owed by any director or officer or other employees of Viatris to Viatris or its stockholders, creditors or other constituents, any action asserting a claim against Viatris or any of its directors, officers or other employees arising pursuant to, or seeking to enforce any right, obligation or remedy under, any provision of the DGCL or the Viatris Charter or the Viatris Bylaws, as each may be amended from time to time, any action or proceeding asserting a claim against Viatris or any of its directors, officers or other employees governed by the internal affairs doctrine or any action or proceeding as to which the DGCL (as it may be amended from time to time) confers jurisdiction on the Court of Chancery of the State of Delaware. The Viatris Charter also provides that unless Viatris (through approval of the Viatris Board) consents in writing to the selection of an alternative forum, the federal district courts of the United States of America, to the fullest extent permitted by law, shall be the sole and exclusive forum for the resolution of any action asserting a cause of action arising under the Securities Act. The enforceability of similar choice of forum provisions in other companies’ charters and bylaws has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws or otherwise, a court could find the exclusive forum provisions contained in the Viatris Charter to be inapplicable or unenforceable.

These exclusive forum provisions may limit the ability of Viatris’ stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Viatris or its directors or officers, which may discourage such lawsuits against Viatris or its directors or officers. Alternatively, if a court were to find these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Viatris may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price.
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

ITEM 1B.Unresolved Staff Comments
None.
ITEM 1C.Cybersecurity
Viatris operates in a complex and rapidly changing environment that involves many potential risks, including IT and cybersecurity risks. Risk management is an enterprise-wide objective and is subject to oversight by the Viatris Board and its committees. It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. Our internal audit function coordinates cross functionally to periodically complete the Company’s enterprise risk assessment, including the identification of key and emerging risks, and reviews and refreshes this analysis quarterly with executive management. For each key or emerging risk identified, the Company establishes risk monitoring ownership, evaluating risk mitigation opportunities and collecting quarterly updates for executive management and the Viatris Board’s Compliance and Risk Oversight Committee.

With respect to IT and cybersecurity risks, Viatris maintains an information security program that is aligned with the National Institute of Standards and Technology Cybersecurity Framework standards, and which is designed to identify, protect, detect, respond to and recover from cybersecurity threats. Viatris’ information security program includes policies, procedures, cybersecurity awareness communications, testing, and training for employees (including mandatory training programs for system users), system monitoring, risk reduction, vulnerability and patch management and monitoring of external developments. The information security team is responsible for defining and overseeing the execution of the Company’s information security program and strategy. The Viatris IT team, led by the Chief Information Officer, is responsible for ongoing security operations such as maintaining firewalls and patch management. In addition, the delivery of many information security programs relies on IT resources to execute the delivery and implementation of security solutions, such as end-point protection and end-of-life protocols.

The Company’s Chief Information Security Officer & Head of Global Security, under the direction of the Company’s Chief Compliance Officer, reports quarterly to the Risk Management Team, which includes the CEO, President, CFO, General Counsel, Chief Human Relations Officer, Head of Corporate Affairs, Regional Presidents, Chief Information Officer and Chief Compliance Officer, and the Viatris Board on the progress of the information security program and overall security status. Viatris’ current Chief Information Security Officer & Head of Global Security has over 20 years of experience in information security within the pharmaceutical industry.

As part of this program, Viatris has adopted a Cybersecurity Incident Response Plan (referred to as CIRP) to establish a guide for Viatris’ leadership and incident response stakeholders through an “incident” (a single event or a set of anomalous and adverse “events” (for purposes of the CIRP, a change in a system or technology device that could impact the confidentiality, integrity, and availability of Viatris’ data and technology assets) caused by malicious intent or by accident impacting Viatris’ network, computing systems, or digital information). The CIRP is managed by the information security team and is reviewed at least annually. Viatris tests the CIRP through technical exercises at least semi-annually, reviews the CIRP with executive management annually, and periodically conducts executive tabletop exercises/scenarios. The CIRP provides an overview of critical actions to take through the incident response lifecycle and contains a severity matrix used to guide the Company’s incident response stakeholders on communication and escalation protocols. The severity of the incident guides the determination of the parties to whom the incident will be escalated, and the Company may decide to seek assistance from a third-party incident response vendor.

Viatris’ Cybersecurity Incident Response Team (referred to as CIRT) reports to the Chief Information Security Officer & Head of Global Security and has the role of investigating and executing incident protocols. The CIRT is generally responsible for determining the potential impacts to the Company, including severity, notifying appropriate parties pursuant to the CIRP and determining whether to engage a third-party incident response vendor, among other responsibilities. Critical and high severity incidents require the engagement of the senior leadership once such an incident is confirmed. The Company’s Disclosure Controls and Procedures also require (i) the Company’s Information Security function to monitor and escalate, as appropriate, cybersecurity incidents or series of related incidents (including with respect to any third party provider to the Company of IT services) and (ii) the Disclosure Committee to determine, without unreasonable delay, the materiality of any such escalated cybersecurity incidents or series of related incidents with input from Global Compliance, Information Security, Legal, Finance and other groups, as appropriate.

The Company participates in several industry and third-party threat monitoring and information-sharing services, and these engagements provide insight into vulnerabilities and threats which are incorporated into the security operations scanning as well as shared with the IT team for remediation. Key aspects of the information security program are also provided by third-party managed security providers, including but not limited to first- and second-line support for incident response and the Company’s vulnerability assessment process. Our suppliers, subcontractors and third-party service providers, including third-party managed security providers, are subject to cybersecurity obligations and controls. We conduct initial risk assessments of third-party suppliers and service providers based on various factors and then review and monitor these third-party suppliers and service providers based on their relative assessed level of risk. We also require our suppliers, subcontractors and third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase.

The Compliance and Risk Oversight Committee of the Viatris Board is responsible for reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Viatris Board or another Committee of the Viatris Board, including data security programs and cybersecurity and IT. In the event of a severe cybersecurity incident, such as a ransomware attack or other incident that has a severe adverse effect on Viatris’ operations, critical systems or sensitive data, or which may cause severe reputational damage, executive management may determine that is necessary to notify the Viatris Board or the Compliance and Risk Oversight Committee about such a cybersecurity incident immediately. Otherwise, the Compliance and Risk Oversight Committee receives reports from executive management on data security, cybersecurity and information security-related matters on at least a quarterly basis, including with respect to related risks, risk management, risk reduction programs, and relevant legislative, regulatory, and technical developments. On a biannual basis, the Compliance and Risk Oversight Committee and chairs of each other Committee of the Viatris Board receive an information security update from the Company’s Chief Information Security Officer & Head of Global Security, the Chief Compliance Officer and the Chief Information Officer. The full Viatris Board receives a report on the respective quarterly discussions from the Chair of the Compliance and Risk Oversight Committee each quarter.

We and our suppliers, partners, customers and vendors have in the past and will likely continue to experience cybersecurity threats and incidents, including attacks on and compromises of our systems. Although we do not believe such cybersecurity threats or incidents have had a significant impact on us to date, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business, reputation, financial conditions, cash flows or results of operations. For additional information regarding how cybersecurity threats are reasonably likely to materially affect our business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price, see Part I, Item 1A “Risk Factors – “We are increasingly dependent on IT and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.” of this Form 10-K.

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
As of February 22, 2024, there were approximately 103,200 holders of record of shares of Viatris common stock.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 17, 2023, June 16, 2023, September 15, 2023 and December 15, 2023. On February 26, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2024 to shareholders of record as of the close of business on March 11, 2024. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022, June 16, 2022, September 16, 2022 and December 16, 2022. The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021 and December 16, 2021.

STOCK PERFORMANCE GRAPH
Viatris common stock has been listed on the NASDAQ under the symbol “VTRS” since November 17, 2020. Prior to that time, there was no public market for our common stock. The graph below compares Viatris Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from November 16, 2020 to December 31, 2023. The historical share price data has been revised to reflect updated source information. The revisions are not significant to previously reported amounts.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
11/16/20
12/31/20
12/31/21
12/31/22
12/31/23
Viatris Inc.
S&P 500
Dow Jones US Pharmaceuticals

	November 16, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Viatris Inc.	100.00	119.67	88.40	75.78	77.34
S&P 500	100.00	115.21	148.28	121.43	153.35
Dow Jones U.S. Pharmaceuticals	100.00	104.70	130.85	141.10	141.08
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
This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased strategic vision and potential and announced divestitures, acquisitions or other transactions; the benefits and synergies of such divestitures, acquisitions, or other transactions, or restructuring programs; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives (including divestitures, acquisitions, or other potential transactions) or move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio;
•the possibility that the Company may be unable to achieve intended or expected benefits, goals, outlooks, synergies, growth opportunities and operating efficiencies in connection with divestitures, acquisitions, other transactions, or restructuring programs, within the expected timeframes or at all;
•with respect to previously announced divestitures that have not been consummated, including the divestiture of substantially all of our OTC Business, such divestitures not being completed on the expected timelines or at all and the risk that the conditions set forth in the definitive agreements with respect to such divestitures will not be satisfied or waived;
•with respect to previously announced divestitures, failure to realize the total transaction values for the divestitures and/or the expected proceeds for any or all such divestitures, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration;
•goodwill or impairment charges or other losses related to the divestiture or sale of businesses or assets (including but not limited to announced divestitures that have not yet been consummated);
•the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•the potential impact of public health outbreaks, epidemics and pandemics;
•actions and decisions of healthcare and pharmaceutical regulators;
•changes in relevant laws, regulations and policies and/or the application or implementation thereof, including but not limited to tax, healthcare and pharmaceutical laws, regulations and policies globally (including the impact of recent and potential tax reform in the U.S. and pharmaceutical product pricing policies in China);
•the ability to attract, motivate and retain key personnel;
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
•any significant breach of data security or data privacy or disruptions to our IT systems;
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

Company Overview
Viatris is a global healthcare company which we believe is uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris provides access at scale, currently supplying high-quality medicines to approximately 1 billion patients around the world annually and touching all of life’s moments, from birth to the end of life, acute conditions to chronic diseases. With our exceptionally extensive and diverse portfolio of medicines, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges, access takes on deep meaning at Viatris.

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. With a global workforce of approximately 38,000, the Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. As of December 31, 2023, Viatris’ portfolio comprised more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products, and the Company operated approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. As discussed below, Viatris has entered into certain transactions, including the Pending Announced Divestitures. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, depending on certain factors – including decisions by Japanese regulatory and/or patent authorities – generic entry may occur for Amitiza® 24 μg in Japan prior to one of the patents relevant to Amitiza® expiring in April 2025.
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
In addition to the impact of competition, government pricing actions and other measures designed to reduce healthcare costs, our results of operations, cash flows and financial condition could also be affected by other risks of doing business internationally, including the impact of inflation, elections, geopolitical events, including the ongoing conflicts in the Middle East and between Russia and Ukraine and related trade controls, sanctions, supply chain and staffing challenges and other economic considerations, supply chain disruptions, foreign currency exchange fluctuations, public health epidemics, changes in intellectual property legal protections and other regulatory changes.
Recent Developments
Idorsia Acquisition
On February 28, 2024, the Company announced that it will acquire the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, and certain contingent payments of additional sales milestone payments and tiered sales royalties. Viatris and Idorsia will both contribute to the development costs for both programs. Viatris will have worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The closing of the transaction is subject to certain closing conditions.

Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) closed in December 2023. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023. Additionally, we expect to consummate the divestiture of our women’s healthcare business and our API business in India by the end of the first quarter of 2024, and in January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. We currently expect the OTC Transaction to close by mid-year 2024. The transactions that have not yet closed remain subject to regulatory approvals, receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition. Refer to Note 5 Divestitures in Part II, Item 8 of this Form 10-K for more information.

Ophthalmology Acquisitions
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $427.4 million in cash, which included $11 per share paid to Oyster Point stockholders through a tender offer, payment for vested share-based awards, and the repayment of the Oyster Point debt. Oyster Point is focused on the discovery, development, and commercialization of first-in-class pharmaceutical therapies to treat ophthalmic diseases.
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a privately-owned research company with a complementary portfolio of ophthalmology therapies under development, for consideration of $281 million. The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023.

Refer to Note 4 Acquisitions and Other Transactions in Part II, Item 8 of this Form 10-K for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the year ended December 31, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. In February 2024, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.
The Company announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. The Company had repurchased a total of $500 million in shares through February 28, 2024 under the program.

2020 Restructuring Program
During 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization was optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company optimized its commercial capabilities and enabling functions, and closed, downsized or divested certain manufacturing facilities globally that were deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The actions under the 2020 restructuring program were substantially completed during 2023.
Since the initiation of the 2020 restructuring program, the Company has incurred total pre-tax charges of approximately $1.4 billion through December 31, 2023. Such charges included approximately $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs, and cash costs of approximately $950 million, primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and other plant disposal costs.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2023 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	Change
Total revenues	$15,426.9	$16,262.7	$(835.8)
Gross profit	6,438.6	6,497.0	(58.4)
Earnings from operations	766.2	1,614.9	(848.7)
Net earnings	54.7	2,078.6	(2,023.9)
Diluted earnings per share	$0.05	$1.71	$(1.66)
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted net earnings, and adjusted EBITDA (all of which are defined below) are discussed further in this Part II, Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.

Results of Operations
2023 Compared to 2022

	Year Ended December 31,
(In millions, except %s)	2023	2022	% Change	2023 Currency Impact (1)	2023 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$9,251.9	$9,768.9	(5)%	$(85.2)	$9,166.6	(6)%
Greater China	2,160.4	2,201.2	(2)%	87.1	2,247.6	2%
JANZ	1,424.5	1,632.4	(13)%	96.2	1,520.6	(7)%
Emerging Markets	2,551.6	2,615.6	(2)%	160.8	2,712.4	4%
Total net sales	15,388.4	16,218.1	(5)%	258.9	15,647.2	(4)%

Other revenues (3)	38.5	44.6	NM	(0.1)	38.4	NM
Consolidated total revenues (4)	$15,426.9	$16,262.7	(5)%	$258.8	$15,685.6	(4)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2023 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the year ended December 31, 2023, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $26.1 million, $1.1 million, and $11.3 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2023, the Company reported total revenues of $15.43 billion, compared to $16.26 billion for the comparable prior year period, representing a decrease of $835.8 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2023 were $15.39 billion, compared to $16.22 billion for the comparable prior year period, representing a decrease of $829.7 million, or 5%. Other revenues for the year ended December 31, 2023 were $38.5 million, compared to $44.6 million for the comparable prior year period.
The decrease in net sales was partially driven by the unfavorable impact of foreign currency translation of approximately $258.9 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China and India. Additionally, net sales decreased by approximately $629.5 million, or 4%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2022 and 2023. The most significant such impact related to the biosimilars business that was divested on November 29, 2022. On a constant currency basis, net sales from the remaining business increased by approximately $17.0 million, or less than 1%, for the year ended December 31, 2023 compared to the prior year period as new product sales of approximately $451.3 million, primarily in the U.S. and Europe, offset the impact of base business erosion of approximately $434.3 million. New product sales include new products launched in 2023 and the carryover impact of new products, including business development, launched within the last twelve months. Net sales from Tyrvaya® totaled $41.7 million during the year ended December 31, 2023.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% for each of the years ended December 31, 2023 and 2022.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $517.0 million or 5% during the year ended December 31, 2023 when compared to the prior year. The favorable impact of foreign currency translation was approximately $85.2 million, or 1%. Net sales decreased by approximately $539.6 million, or 6%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2022 and 2023. The most significant such impact related to the biosimilars business that was divested on November 29, 2022. Constant currency net sales from the remaining business decreased by approximately $104.3 million, or 1%, when compared to the prior year. New product sales, including lenalidomide and Breyna™ in the U.S., combined with the stability of the existing product portfolio helped to partially offset the anticipated lower net sales of certain existing products, including Wixela Inhub®, Xulane® and cyclosporine ophthalmic emulsion in the U.S., as a result of lower volumes and lower pricing due to additional competition. Net sales within North America totaled approximately $3.91 billion and net sales within Europe totaled approximately $5.34 billion. Net sales from Tyrvaya® totaled $41.7 million during the year ended December 31, 2023.

Greater China Segment
Net sales from Greater China decreased by $40.8 million, or 2%, for the year ended December 31, 2023 when compared to the prior year. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $87.1 million, or 4%. Constant currency net sales increased by approximately $46.3 million, or 2%, when compared to the prior year, driven primarily by increased volumes of existing products. Divestitures did not have a significant impact on the net sales during the year ended December 31, 2023.
JANZ Segment
Net sales from JANZ decreased by $207.9 million or 13% for the year ended December 31, 2023 when compared to the prior year. This decrease was partially the result of the unfavorable impact of foreign currency translation of approximately $96.2 million, or 6%. Net sales also decreased by approximately $18.8 million, or 1%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2022 and 2023. Constant currency net sales from the remaining business decreased by approximately $92.9 million, or 6%, when compared to the prior year. The decrease was due to lower net sales of existing products mainly driven by lower pricing and, to a lesser extent, volumes, in Japan as a result of government price reductions and additional competition, and lower volumes of existing products in Australia.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $64.0 million or 2% for the year ended December 31, 2023 when compared to the prior year. This decrease was driven by the unfavorable impact of foreign currency translation of approximately $160.8 million, or 6%. In addition, net sales also decreased by approximately $70.4 million, or 3%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2022 and 2023. Constant currency net sales from the remaining business increased by approximately $167.2 million, or 6%, when compared to the prior year, primarily driven by higher volumes of existing products in certain Asian countries.
Cost of Sales and Gross Profit
Cost of sales decreased from $9.77 billion for the year ended December 31, 2022 to $8.99 billion for the year ended December 31, 2023. Cost of sales was primarily impacted by the decrease in net sales, including the impact of the disposition of the biosimilars business in November 2022, and lower purchase accounting amortization expense.
Gross profit for the year ended December 31, 2023 was $6.44 billion and gross margins were 42%. For the year ended December 31, 2022, gross profit was $6.50 billion and gross margins were 40%. This change in gross profit is primarily related to the decrease in net sales and cost of sales. Adjusted gross margins were approximately 59% for the year ended December 31, 2023, essentially flat when compared to the year ended December 31, 2022.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 is as follows:

	Year Ended December 31,
(In millions, except %s)	2023	2022
U.S. GAAP cost of sales	$8,988.3	$9,765.7
Deduct:
Purchase accounting amortization and other related items	(2,421.6)	(2,721.2)
Acquisition and divestiture-related costs	(40.7)	(50.0)
Restructuring-related costs	(101.8)	(56.8)
Share-based compensation expense	(2.9)	(1.5)
Other special items	(119.2)	(255.2)
Adjusted cost of sales	$6,302.1	$6,681.0

Adjusted gross profit (a)	$9,124.8	$9,581.7

Adjusted gross margin (a)	59%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the year ended December 31, 2023 was $805.2 million, compared to $662.2 million for the prior year, an increase of $143.0 million. This increase was primarily due to continued investment in our pipeline, including approximately $42.1 million related to the ophthalmology acquisitions.
Acquired IPR&D
Acquired IPR&D expense for the year ended December 31, 2023 was $105.5 million, compared to $36.4 million for the prior year, an increase of $69.1 million. The increase was primarily due to upfront licensing payments to Mapi of $75.0 million related to additional products under development. This was partially offset by an upfront licensing payment of $20.0 million to Calliditas Therapeutics AB related to Nefecon® recorded during the prior year.
Selling, General and Administrative Expense
SG&A expense for the year ended December 31, 2023 was $4.65 billion, compared to $4.18 billion for the prior year, an increase of $471.0 million. The increase was primarily due to: (1) a goodwill impairment charge of approximately $580.1 million related to the planned divestiture of the OTC Business, (2) expenses related to the ophthalmology acquisitions of approximately $152.8 million, (3) higher investment in selling and promotional activities, and (4) increased compensation, including severance-related costs.
Partially offsetting these increases were: (1) lower acquisition and divestiture-related costs of approximately $88.2 million, primarily as a result of costs incurred in 2022 in conjunction with the Biocon Biologics Transaction and transitioning certain support services from Pfizer, (2) charges of $156.5 million incurred in 2022 related to the divestitures of the commercialization rights in the Upjohn Distributor Markets, and (3) a gain recorded in 2023 of approximately $156.2 million on the transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval).

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,
(In millions)	2023	2022
Contingent consideration adjustment (primarily related to the Respiratory Delivery Platform)	$80.4	$11.1
Litigation settlements, net	31.2	(6.7)
Total litigation settlements and other contingencies, net	$111.6	$4.4
Interest Expense
Interest expense for the year ended December 31, 2023 totaled $573.1 million, compared to $592.4 million for the year ended December 31, 2022, a decrease of $19.3 million primarily due to the impact of debt repayments.
Other Income, Net
Other income, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the year ended December 31, 2023 totaled $9.8 million, compared to $1.79 billion for the year ended December 31, 2022.

The decrease in other income, net was driven by: (1) the gain from the Biocon Biologics Transaction of $1.75 billion recorded in the prior year, and (2) charges incurred during the year ended December 31, 2023 of approximately $154.7 million related to the planned divestiture of the OTC Business to write down the disposal group to fair value, less cost to sell, and approximately $85.2 million related to the divestitures of the commercialization rights in the Upjohn Distributor Markets.

This was partially offset by: (1) net gains recorded during the year ended December 31, 2023 of approximately $43.4 million as a result of remeasuring our equity interests in Mapi and Famy Life Sciences and the CCPS in Biocon Biologics to fair value, (2) higher interest income of approximately $46.8 million, and (3) an increase in TSA income from Biocon Biologics of approximately $150.3 million. The costs related to the transition services are included in SG&A and R&D.

Income Tax Provision
For the year ended December 31, 2023, the Company recognized an income tax provision of $148.2 million, compared to an income tax provision of $734.6 million for the prior year, a change in the provision of $586.4 million. The income tax provision for the year ended December 31, 2023 was negatively impacted by the goodwill impairment related to the planned divestiture of the OTC Business, partially offset by the deferred tax impact of the Company’s internal tax restructuring. The income tax provision for the year ended December 31, 2022 was negatively impacted by the gain from the Biocon Biologics Transaction. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

2022 Compared to 2021
Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Adjusted Cost of Sales and Adjusted Gross Margin
We use the non-GAAP financial measure “adjusted cost of sales” and the corresponding non-GAAP financial measure “adjusted gross margin.” The principal items excluded from adjusted cost of sales include restructuring, acquisition and divestiture-related costs, and other special items, purchase accounting amortization and other related items, and share-based compensation expense, which are described in greater detail below.
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
The significant items excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA include:

Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted net earnings, and adjusted EBITDA. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, intangible asset impairment charges, including for IPR&D, and impairment of goodwill. For the acquisition of businesses accounted for under the provisions of ASC 805, Business Combinations, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.
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

Restructuring, Acquisition and Divestiture-Related Costs, and Other Special Items
Costs related to restructuring, acquisition and divestiture-related activities and other actions are excluded from adjusted cost of sales, adjusted net earnings and adjusted EBITDA, as applicable. These amounts include items such as:
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

Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 19 Litigation included in Part II, Item 8 of this Form 10-K are generally excluded from adjusted net earnings and adjusted EBITDA. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings
A reconciliation between net earnings (loss) as reported under U.S. GAAP, and adjusted net earnings for the periods shown follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S. GAAP net earnings (loss)	$54.7	$2,078.6	$(1,269.1)
Purchase accounting related amortization (primarily included in cost of sales) (a)	2,421.5	2,721.3	4,039.7
Impairment of goodwill related to assets held for sale (included in SG&A) (b)	580.1	117.0	—
Litigation settlements and other contingencies, net	111.6	4.4	329.2
Interest expense (primarily amortization of premiums and discounts on long term debt)	(42.4)	(48.7)	(53.8)
Clean energy investments pre-tax loss	—	—	61.9
Acquisition and divestiture-related costs (primarily included in SG&A) (c)	377.9	475.7	234.6
Loss (gain) on divestitures of businesses (included in other income, net) (d)	239.9	(1,754.1)	—
Restructuring-related costs (e)	125.2	86.9	899.4
Share-based compensation expense	180.7	116.5	111.2
Other special items included in:
Cost of sales (f)	119.2	255.2	333.0
Research and development expense	2.8	1.0	13.1
Selling, general and administrative expense (g)	(83.5)	68.8	49.5
Other income, net (h)	(24.4)	(3.8)	(8.0)
Tax effect of the above items and other income tax related items (i)	(525.6)	(41.7)	(330.7)
Adjusted net earnings	$3,537.7	$4,077.1	$4,410.0

Significant items for the year ended December 31, 2023 include the following:
(a)    Includes an intangible asset charge related to the divestitures of the commercialization rights in the Upjohn Distributor Markets of approximately $32.0 million to write down the disposal group to fair value, less cost to sell. Also includes amortization of the step-up in the fair value of inventory related to the Oyster Point acquisition of approximately $29.3 million.
(b)    A goodwill impairment charge of approximately $580.1 million related to the planned divestiture of the OTC Business.
(c)    Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(d)    Includes a charge related to the planned divestiture of the OTC Business of approximately $154.7 million to write down the disposal group to fair value, less cost to sell, and a charge of approximately $85.2 million related to the divestitures of the commercialization rights in the Upjohn Distributor Markets.
(e)    Includes approximately $101.8 million in cost of sales, approximately $0.3 million in R&D, and approximately $23.1 million in SG&A. Refer to Note 17 Restructuring included in Part II, Item 8 of this Form 10-K for additional information.
(f)    Includes incremental manufacturing variances at plants in the 2020 restructuring program of approximately $45.9 million and charges related to the divestitures of the commercialization rights in the Upjohn Distributor Markets of approximately $19.2 million.
(g)    Includes a gain of approximately $156.2 million on the transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval), which closed in December 2023.

(h)    Includes net gains of approximately $43.4 million as a result of remeasuring our non-marketable equity investments to fair value, including our equity interests in Mapi and Famy Life Sciences and the CCPS in Biocon Biologics.
(i)    Adjusted for changes for uncertain tax positions.
Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA

Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the year ended December 31, 2023 compared to the prior year periods:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S. GAAP net earnings (loss)	$54.7	$2,078.6	$(1,269.1)
Add adjustments:
Net contribution attributable to equity method investments	—	—	61.9
Income tax provision	148.2	734.6	604.7
Interest expense (a)	573.1	592.4	636.2
Depreciation and amortization (b)	2,740.5	3,027.6	4,506.5
EBITDA	$3,516.5	$6,433.2	$4,540.2
Add / (deduct) adjustments:
Share-based compensation expense	180.7	116.4	111.2
Litigation settlements and other contingencies, net	111.6	4.4	329.2
Loss (gain) on divestitures of businesses	239.9	(1,754.1)	—
Impairment of goodwill related to assets held for sale	580.1	117.0	—
Restructuring, acquisition and divestiture-related and other special items (c)	495.3	859.9	1,375.4
Adjusted EBITDA	$5,124.1	$5,776.8	$6,356.0
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.80 billion for the year ended December 31, 2023. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Operating Activities
Net cash provided by operating activities decreased by $153.0 million to $2.80 billion for the year ended December 31, 2023, as compared to net cash provided by operating activities of $2.95 billion for the year ended December 31, 2022. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of the disposition of the biosimilars business in November 2022 and other divestitures during 2023, and the timing of cash payments and collections. This was partially offset by higher deal-related costs in 2022, primarily taxes and transaction costs, associated with the closing of the Biocon Biologics Transaction.

Investing Activities
Net cash used in investing activities was $764.1 million for the year ended December 31, 2023, as compared to net cash from investing activities of $1.52 billion for the year ended December 31, 2022, a decrease of $2.28 billion.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million;
•payments for product rights and other, net totaling approximately $97.5 million, related to various product-related payments;
•capital expenditures, primarily for equipment and facilities, totaling approximately $377.0 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2024 calendar year are expected to be approximately $350 million to $450 million; and
•proceeds from the sale of assets and businesses of $364.1 million, primarily related to divestitures of the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) and commercialization rights in certain Upjohn Distributor Markets.

In 2022, significant items in investing activities included the following:
•proceeds from the sale of assets of $1.95 billion related to the Biocon Biologics Transaction; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $406.0 million.
Financing Activities
Net cash used in financing activities was $2.30 billion for the year ended December 31, 2023, as compared to net cash used in financing activities of $3.88 billion for the year ended December 31, 2022, a decrease of $1.58 billion.
In 2023, significant items in financing activities included the following:
•repayments of Senior Notes at maturity of approximately $1.25 billion, consisting of the 3.125% Senior Notes and the 4.200% Senior Notes;
•share repurchases of $250.0 million;
•cash dividends paid of $575.6 million; and
•payment of $220.0 million to Biocon Biologics related to the closing working capital target, partially offset by net cash of $47.6 million, primarily collected on behalf of other partners, which are included in Other items, net.
In 2022, significant items in financing activities included the following:
•repayments of Senior Notes at maturity of approximately $1.79 billion, consisting of the 0.816% Euro Senior Notes and the 1.125% Senior Notes;
•borrowings and repayments under the Revolving Facility of $1.88 billion;
•net repayments of short-term borrowings of $1.49 billion;
•cash dividends paid of $581.6 million; and
•proceeds of $19.3 million related to cash collected on behalf of Biocon Biologics.
Refer to the consolidated statements of cash flows in Part II, Item 8 of this Form 10-K for additional details on other significant sources and uses of cash during the years ended December 31, 2023 and 2022.
Capital Resources
Our cash and cash equivalents totaled $991.9 million at December 31, 2023. The majority of our cash is invested in U.S. government money market funds. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program, Receivables Facility, and Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.
The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of December 31, 2023, the Company did not have any borrowings outstanding under the Commercial Paper Program and the Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025 and a $200 million Note Securitization Facility which expires in August 2024. As of December 31, 2023, the Company did not have any borrowings outstanding under the Receivables Facility or the Note Securitization Facility.
Under the terms of each of the Receivables Facility and Note Securitization Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775%, and under the Note Securitization Facility at the relevant base rate plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions.

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $30.8 million and $34.7 million of accounts receivable as of December 31, 2023 and 2022 under these factoring arrangements, respectively. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of December 31, 2023, we have assigned and derecognized approximately $415.7 million of Trade Receivables, Net, which are now included in Other Receivables.
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2023 and 2022 were $65.1 million and $33.4 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.
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
As previously discussed, on October 1, 2023, the Company announced certain divestiture related transactions. Refer to Note 5 Divestitures in Part II, Item 8 of this Form 10-K for more information.

For information regarding our dividends paid and declared and share repurchase program, refer to Note 2 Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2023, refer to Note 10 Debt in Part II, Item 8 of this Form 10-K.

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
The Company is in compliance with its covenants at December 31, 2023 and expects to remain in compliance for the next twelve months.
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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the years ended December 31, 2023 and 2022. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2023	December 31, 2022
ASSETS
Current assets	$1,013.1	$996.3
Non-current assets	63,212.6	61,972.6

LIABILITIES AND EQUITY
Current liabilities	29,824.8	26,631.5
Non-current liabilities	13,933.6	15,265.2

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(1,243.8)	(1,132.4)
Net earnings	54.7	2,078.6
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $173 million accrued for legal contingencies at December 31, 2023.
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party provided certain limited transition services to the other party. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $5.5 million, $54.5 million, and $30.4 million, respectively, related to this provision of the TSA, and approximately $143.5 million during the period beginning on the closing date of the Combination and ended December 31, 2023. As of December 31, 2022, the Company had exited substantially all transition services with Pfizer.

At the time of closing of the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris was providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023.

In connection with the Announced Divestitures, Viatris has agreed, at the closing of the respective transactions, to enter into transition services and manufacturing and supply agreements pursuant to which the Company will provide services to the respective purchasers, substantially the same as we currently provide to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have agreed, at the closing of the respective transactions, to enter into distribution agreements for certain markets for a limited period of time. In connection with our API business divestiture, we have agreed to enter into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction.

At December 31, 2023, our material cash requirements from known contractual and other obligations primarily relate to repayment of outstanding borrowings and interest, open purchase orders, post-employment benefit plans, unrecognized tax benefits, capital expenditures, dividends and leases. For additional information, refer to Notes 2, 7, 10, 12, 14, and 16 in Part II, Item 8 of this Form 10-K. We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels.
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
Licensing and Other Partner Agreements
Under our licensing and other partner agreements, our potential maximum development milestones not accrued for at December 31, 2023 totaled approximately $415.0 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $89 million. Additionally, these agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. Refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for additional information.
Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies included in Part II, Item 8 of this Form 10-K and are in accordance with U.S. GAAP.
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
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $26.5 million.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $55.2 million.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit. A change of 5% would have an effect on our reserve balance of approximately $21.3 million.
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
A change of 5% would have an effect on our reserve balance of approximately $21.1 million.

The following is a rollforward of the categories of variable consideration during 2023:

(In millions)	Balance at December 31, 2022	Current Provision Related to Sales Made in the Current Period	Acquisitions, Divestitures, and Other	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2023
Chargebacks	$523.4	$5,457.9	$(8.1)	$(5,443.6)	$0.7	$530.3
Rebates, promotional programs and other sales allowances	1,284.2	3,857.6	20.6	(4,071.3)	11.8	1,102.9
Returns	513.4	223.2	(26.2)	(286.8)	1.8	425.4
Governmental rebate programs	366.5	766.0	8.7	(726.3)	6.4	421.3
Total	$2,687.5	$10,304.7	$(5.0)	$(10,528.0)	$20.7	$2,479.9
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2023 and 2022, respectively:

(In millions)	December 31, 2023	December 31, 2022
Accounts receivable, net	$1,483.6	$1,798.7
Other current liabilities	996.3	888.8
Total	$2,479.9	$2,687.5
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
Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Refer to Note 4 Acquisitions and Other Transactions and Note 8 Goodwill and Intangible Assets included in Part II, Item 8 of this Form 10-K for additional information.
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

The Company records contingent consideration liabilities resulting from business acquisitions or divestitures at its estimated fair value on the acquisition or divestiture date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, operating results, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
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
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. The Company allocated goodwill to its commercialization rights in the Upjohn Distributor Markets using a relative fair value approach and recorded a goodwill impairment charge of $117.0 million in that quarter within the Emerging Markets reporting unit, which was recorded within SG&A in the consolidated statement of operations. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the disposal of the commercialization rights in the Upjohn Distributor Markets being below the carrying value of the net assets of the disposal group.
In the fourth quarter of 2023, the OTC Business met the criteria to be classified as held for sale. The Company allocated goodwill to its OTC Business using a relative fair value approach and recorded a goodwill impairment charge of $580.1 million in that quarter within the Europe (majority of the charge), JANZ and Emerging Markets reporting units, which was recorded within SG&A in the consolidated statement of operations. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the planned divestiture of the OTC Business being below the carrying value of the net assets of the disposal group.
Refer to Note 5 Divestitures included in Part II, Item 8 of this Form 10-K for additional information on these divestitures.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. We assess the recoverability of certain long-lived assets, principally finite-lived intangible assets, contained within the reporting units whenever certain impairment indicators are present. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets or asset grouping by analyzing the expected future undiscounted pre-tax cash flows specific to the asset or asset grouping. If the carrying amount is greater than the undiscounted cash flows, the Company recognizes an impairment loss for the excess of the carrying amount over the estimated fair value based on discounted cash flows.
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. For the year ended December 31, 2021, the Company recorded $83.4 million (related to the divestiture of a group of OTC products in the U.S.) of impairment charges for finite-lived intangible assets, which were recorded as a component of amortization expense. At December 31, 2023 and 2022, the Company’s finite-lived intangible assets totaled $18.86 billion and $22.57 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.

If the divestitures of the commercialization rights in the remaining Upjohn Distributor Markets are not completed, the distribution arrangements will expire and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred.

The Company’s indefinite-lived intangible assets, principally IPR&D acquired as part of business combinations, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2022 and 2021, the Company recorded $0.6 million, and $19.4 million, respectively, of impairment charges, which were recorded as a component of amortization expense. At December 31, 2023 and 2022, the Company’s IPR&D assets totaled $319.4 million and $40.2 million, respectively.
The fair value of both IPR&D and finite-lived intangible assets was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9 Financial Instruments and Risk Management included in Part II, Item 8 of this Form 10-K. Changes to any of the Company’s assumptions including changes to or abandonment of development programs, regulatory timelines, discount rates or the competitive environment related to the assets could lead to future material impairment charges.
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2023, our reserve for unrecognized tax benefits totaled $272.8 million, of which $204.3 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2023, a valuation allowance of $421.4 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2023 and 2022, the Company’s net deferred tax assets totaled $692.9 million and $925.9 million, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $34.7 million.
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
A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $8.6 million. Refer to Note 19 Litigation included in Part II, Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. During 2022 and 2023, the global economy has been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility. As a result, central banks have and may continue to tighten their monetary policies and increase interest rates. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus certain of the other currencies in which we operate, negatively impact our results of operations. We proactively look to manage such macroeconomic pressures by implementing strategies to mitigate and partially offset the impact of these factors. While inflationary and other macroeconomic pressures have somewhat eased more recently, we do not expect to see a corresponding reduction in these higher costs.

Recent Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
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
As of December 31, 2023, Viatris’ outstanding fixed rate borrowings consist principally of $17.33 billion notional amount of senior U.S. dollar and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2023, the fair value of our outstanding fixed rate senior U.S. dollar and Euro notes was approximately $15.25 billion. As of December 31, 2023, Viatris’ outstanding variable rate borrowings consist principally of borrowings under the Yen Term Loan Facility of $283.6 million. A 100 basis point change in interest rates on Viatris’ variable rate debt would result in a change in interest expense of approximately $2.9 million per year.
Fair Value Risk
The Company’s fair value risk exposure relates primarily to our equity investments that do not have readily determinable fair values, principally the CCPS received as part of the Biocon Biologics Transaction. As of December 31, 2023 and 2022, the carrying value of these investments were approximately $1.14 billion and $1.09 billion, respectively. A hypothetical 20 percent decline in the fair value of these investments would have decreased the carrying value and other income, net by approximately $228.4 million at December 31, 2023.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP (PCAOB ID No. 34), has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 84 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Viatris Inc. Europe, JANZ, and Emerging Markets Reporting Units – Refer to Note 8 to the financial statements.

Critical Audit Matter Description

The Company performed an annual goodwill impairment test as of April 1, 2023. As of April 1, 2023, the Company had approximately $10.6 billion of consolidated goodwill, $4.47 billion, $1.34 billion and $0.68 billion of which was allocated to its Europe, Emerging Markets and JANZ reporting units, respectively. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using an income-based approach, to determine the fair value of its Europe, Emerging Markets and JANZ reporting units. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 valuation inputs, primarily include, but are not limited to, discount rates, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The fair values of the Europe, Emerging Markets and the JANZ reporting units exceeded their carrying values by approximately $0.54 billion, or 3.9%, $0.51 billion, or 7.7%, and $0.15 billion, or 5.5%, respectively, as of April 1, 2023 and, therefore, no impairments were recognized.

Given that the Europe, Emerging Markets, and JANZ reporting unit’s revenues are sensitive to changes in consumer demand, the approval of new product launches, the expansion of existing products into new jurisdictions (which have differentiated distribution and commercialization models throughout the regions), and the impact of business development activity, auditing management’s judgments regarding forecasts of future revenues, and the selection of the discount rates and terminal growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues (“forecasts”), and the selection of the discount rates and terminal growth rates for the Europe, Emerging Markets, and the JANZ reporting units included the following procedures, among others:

•We tested the effectiveness of controls over the review of the goodwill impairment tests, including those over the development of the business forecasts of future revenues and the selection of the discount rates and terminal growth rates.

•We evaluated management’s ability to accurately forecast future revenues of the Europe, Emerging Markets, and JANZ reporting units by comparing actual results to management’s historical forecasts.

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

Net Revenue Provisions – Sales Returns Accrual at MPI – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at MPI represents a significant component of the global sales returns reserve as of December 31, 2023.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Net Revenue Provisions – Sales Returns Accrual at MPI included the following, among others:

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
February 28, 2024
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 28, 2024

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Assets
Current assets:
Cash and cash equivalents	$991.9	$1,259.9
Accounts receivable, net	3,700.4	3,814.5
Inventories	3,469.7	3,519.5
Prepaid expenses and other current assets	2,028.1	1,811.2
Assets held for sale	2,786.0	230.3
Total current assets	12,976.1	10,635.4
Property, plant and equipment, net	2,759.6	3,024.5
Intangible assets, net	19,181.1	22,607.1
Goodwill	9,867.1	10,425.8
Deferred income tax benefit	692.9	925.9
Other assets	2,208.7	2,403.5
Total assets	$47,685.5	$50,022.2
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,938.2	$1,766.6
Income taxes payable	226.8	279.6
Current portion of long-term debt and other long-term obligations	1,943.4	1,259.1
Liabilities held for sale	275.1	—
Other current liabilities	3,393.9	3,440.9
Total current liabilities	7,777.4	6,746.2
Long-term debt	16,188.1	18,015.2
Deferred income tax liability	1,735.7	2,432.0
Other long-term obligations	1,516.9	1,756.5
Total liabilities	27,218.1	28,949.9
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,221,994,491 and 1,213,793,231, respectively	12.2	12.1
Additional paid-in capital	18,814.7	18,645.8
Retained earnings	4,639.7	5,175.6
Accumulated other comprehensive loss	(2,747.4)	(2,761.2)
	20,719.2	21,072.3
Less: Treasury stock — at cost
Common stock shares: 21,239,521 as of December 31, 2023	251.8	—
Total equity	20,467.4	21,072.3
Total liabilities and equity	$47,685.5	$50,022.2

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net sales	$15,388.4	$16,218.1	$17,813.6
Other revenues	38.5	44.6	72.7
Total revenues	15,426.9	16,262.7	17,886.3
Cost of sales	8,988.3	9,765.7	12,310.8
Gross profit	6,438.6	6,497.0	5,575.5
Operating expenses:
Research and development	805.2	662.2	681.0
Acquired IPR&D	105.5	36.4	70.1
Selling, general and administrative	4,650.1	4,179.1	4,529.2
Litigation settlements and other contingencies, net	111.6	4.4	329.2
Total operating expenses	5,672.4	4,882.1	5,609.5
Earnings (loss) from operations	766.2	1,614.9	(34.0)
Interest expense	573.1	592.4	636.2
Other income, net	(9.8)	(1,790.7)	(5.8)
Earnings (loss) before income taxes	202.9	2,813.2	(664.4)
Income tax provision	148.2	734.6	604.7
Net earnings (loss)	54.7	2,078.6	(1,269.1)
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.05	$1.71	$(1.05)
Diluted	$0.05	$1.71	$(1.05)
Weighted average shares outstanding:
Basic	1,200.3	1,212.1	1,208.8
Diluted	1,206.9	1,217.4	1,208.8
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings (Loss)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net earnings (loss)	$54.7	$2,078.6	$(1,269.1)
Other comprehensive (loss), before tax:
Foreign currency translation adjustment	139.2	(1,583.5)	(1,340.9)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(18.7)	279.1	73.9
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	13.9	(36.9)	36.1
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(178.5)	460.1	456.8
Net unrealized gain (loss) on available-for-sale fixed income securities	1.5	(2.8)	(1.1)
Other comprehensive loss, before tax	(42.6)	(884.0)	(775.2)
Income tax (benefit) provision	(56.4)	132.9	111.1
Other comprehensive earnings (loss), net of tax	13.8	(1,016.9)	(886.3)
Comprehensive earnings (loss)	$68.5	$1,061.7	$(2,155.4)

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2020	1,206,895,644	$12.1	$18,438.8	$5,361.2	—	$—	$(858.0)	$22,954.1
Net loss	—	—	—	(1,269.1)	—	—	—	(1,269.1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(886.3)	(886.3)
Share-based compensation expense	—	—	111.2	—	—	—	—	111.2
Issuance of restricted stock, net	2,611,819	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(13.9)	—	—	—	—	(13.9)
Cash dividends declared, $0.33 per common share	—	—	—	(403.3)	—	—	—	(403.3)
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	$—	$—	$2,078.6	—	$—	$—	$2,078.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,016.9)	(1,016.9)
Share-based compensation expense	—	—	116.4	—	—	—	—	116.4
Issuance of restricted stock, net	3,972,427	—	1.6	—	—	—	—	1.6
Taxes related to the net share settlement of equity awards	—	—	(11.6)	—	—	—	—	(11.6)
Issuance of common stock	313,341	—	3.3	—	—	—	—	3.3
Cash dividends declared, $0.48 per common share	—	—	—	(591.8)	—	—	—	(591.8)
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	$—	$—	$54.7	—	$—	$—	$54.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	13.8	13.8
Share-based compensation expense		—	180.7	—	—	—	—	180.7
Issuance of restricted stock and stock options exercised, net	7,892,041	0.1	5.1	—	—	—	—	5.2
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Taxes related to the net share settlement of equity awards	—	—	(26.1)	—	—	—	—	(26.1)
Issuance of common stock	309,219	—	3.1	—	—	—	—	3.1
Cash dividends declared, $0.48 per common share	—	—	—	(590.6)	—	—	—	(590.6)
Other	—	—	6.1	—	—	—	—	6.1
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net earnings (loss)	$54.7	$2,078.6	$(1,269.1)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,740.5	3,027.6	4,506.5
Deferred income tax expense (benefit)	(387.1)	(25.9)	675.7
Litigation settlements and other contingencies, net	86.8	(1.7)	323.7
Loss from equity method investments	—	—	61.9
Loss (gain) on disposal of business	239.9	(1,754.1)	—
Share-based compensation expense	180.7	116.4	111.2
Other non-cash items	595.4	434.3	411.8
Changes in operating assets and liabilities:
Accounts receivable	78.6	(240.3)	59.3
Inventories	(613.3)	(259.5)	(427.6)
Trade accounts payable	314.7	170.2	(70.4)
Income taxes	(76.7)	25.3	(699.6)
Other operating assets and liabilities, net	(414.6)	(618.3)	(666.5)
Net cash provided by operating activities	2,799.6	2,952.6	3,016.9
Cash flows from investing activities:
Cash (paid) received for acquisitions, net of cash acquired	(667.7)	—	277.0
Capital expenditures	(377.0)	(406.0)	(457.2)
Payments for product rights and other, net	(97.5)	(37.0)	(52.2)
Proceeds from sale of property, plant and equipment	14.0	13.8	18.3
Proceeds from sale of assets and subsidiaries	364.1	1,950.0	96.7
Purchase of marketable securities	(26.3)	(30.2)	(30.2)
Proceeds from the sale of marketable securities	26.3	29.9	29.8
Net cash (used in) provided by investing activities	(764.1)	1,520.5	(117.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	0.3	1,875.6	1,710.1
Payments of long-term debt	(1,250.2)	(3,662.5)	(4,201.3)
Payments of financing fees	(0.5)	(1.9)	(7.0)
Change in short-term borrowings, net	0.3	(1,493.2)	392.1
Purchase of common stock	(250.0)	—	—
Taxes paid related to net share settlement of equity awards	(38.2)	(17.3)	(17.4)
Contingent consideration payments	(8.4)	(18.9)	(28.6)
Cash dividends paid	(575.6)	(581.6)	(399.0)
Non-contingent payments for product rights	(9.7)	—	(456.0)
Issuance of common stock	3.1	3.3	—
Other items, net	(173.0)	18.6	(4.9)
Net cash used in financing activities	(2,301.9)	(3,877.9)	(3,012.0)
Effect on cash of changes in exchange rates	(2.5)	(38.9)	(30.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(268.9)	556.3	(143.8)
Cash, cash equivalents and restricted cash — beginning of period	1,262.5	706.2	850.0
Cash, cash equivalents and restricted cash — end of period	$993.6	$1,262.5	$706.2
Supplemental disclosures of cash flow information —
Cash paid during the period for:
Income taxes	$570.9	$735.2	$641.7
Interest	$611.6	$642.5	$684.8
See Notes to Consolidated Financial Statements

Viatris Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.Nature of Operations
Viatris is a global healthcare company which we believe is uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris provides access at scale, supplying high-quality medicines to patients around the world and touching all of life’s moments, from birth to the end of life, acute conditions to chronic diseases. With our exceptionally extensive and diverse portfolio of medicines, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges, access takes on deep meaning at Viatris.
As of December 31, 2023, Viatris’ portfolio comprised more than 1,400 approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products, and the Company operated approximately 40 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs. We conduct our business through four segments: Developed Markets, Greater China, JANZ, and Emerging Markets. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

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
Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective April 1, 2022, we classified Turkey as highly inflationary and began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our consolidated financial statements for the years ended December 31, 2023 and 2022.
Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in Other income, net in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, with gains and losses included in Other income, net in the consolidated statements of operations. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.
Changes in the fair value of equity securities are recorded in Other income, net in the consolidated statements of operations. Investments in equity securities with readily determinable fair values are recorded at fair value. Investments in equity securities without readily determinable fair values for which the Company has elected to utilize the measurement alternative under ASC 321, Investments - Equity Securities are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in entities are accounted for using the equity method of accounting when the ability to exercise significant influence over the operating and financial decisions of the investee is maintained. The share of net income or losses of equity method investments are included in Other income, net in the consolidated statements of operations. Investments in equity securities without readily determinable fair values and investments in equity accounted for using the equity method are assessed for potential impairment on a quarterly basis based on qualitative factors.
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
Purchases of developed products and licenses that are accounted for as asset acquisitions, including milestone payments related to development compounds due upon receipt of regulatory approvals, are capitalized as intangible assets and amortized over an estimated useful life. IPR&D assets acquired as part of an asset acquisition are expensed immediately if they have no alternative future uses.

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
Contingent Consideration. Viatris records contingent consideration liabilities resulting from business acquisitions or divestitures at its estimated fair value on the acquisition or divestiture date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as adjustments to litigation settlements and other contingencies, net within the consolidated statements of operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, operating results, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.
Significant judgment is employed in determining the assumptions utilized as of the acquisition or divestiture date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated financial condition and results of operations.
Viatris records contingent consideration assets resulting from divestitures when the contingent consideration is resolved.
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
Divestitures. For businesses that are divested, including divestitures of products that qualify as a business, the Company records the net gain or loss on the sale within Other income, net, and allocates the relative fair value of goodwill associated with the businesses in the determining the gain or loss on sale. Any resulting goodwill impairment is recorded within SG&A. The Company records amounts received as part of TSAs within Other income, net. For divestitures of products that qualify as assets, the Company records the gain or loss on sale within SG&A.
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

Research and Development. R&D expenses are charged to operations as incurred. R&D expense consists of costs incurred in performing research and development activities, including but not limited to, compensation and benefits, facilities and overhead expense, clinical trial expense and fees paid to contract research organizations.
Acquired IPR&D. Acquired IPR&D expense includes the initial cost of externally developed IPR&D projects, acquired directly in a transaction other than a business combination, that do not have an alternative future use. Additionally, the related milestone payment obligations that are incurred prior to regulatory approval of the compound are recorded as acquired IPR&D expense when the event triggering the obligation to pay the milestone occurs.
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
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Basic earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$54.7	$2,078.6	$(1,269.1)
Shares (denominator):
Weighted average shares outstanding	1,200.3	1,212.1	1,208.8
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.05	$1.71	$(1.05)

Diluted earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$54.7	$2,078.6	$(1,269.1)
Shares (denominator):
Weighted average shares outstanding	1,200.3	1,212.1	1,208.8
Share-based awards	6.6	5.3	—
Total dilutive shares outstanding	1,206.9	1,217.4	1,208.8
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.05	$1.71	$(1.05)
Additional stock awards and Restricted Stock Awards were outstanding during the years ended December 31, 2023, 2022 and 2021 but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 16.4 million, 11.8 million and 12.7 million shares for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 17, 2023, June 16, 2023, September 15, 2023 and December 15, 2023. On February 26, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2024 to shareholders of record as of the close of business on March 11, 2024. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 16, 2022, June 16, 2022, September 16, 2022 and December 16, 2022. The Company paid quarterly cash dividends of $0.11 per share on the Company’s issued and outstanding common stock on June 16, 2021, September 16, 2021, and December 16, 2021.

On May 6, 2022, the Company announced that its Board of Directors had authorized a DRIP. The DRIP allows shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the year ended December 31, 2023, the Company repurchased approximately 21.2 million shares of common stock at a cost of approximately $250 million. In February 2024, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.
The Company announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. The Company had repurchased a total of $500 million in shares through February 28, 2024 under the program.

Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the consolidated statements of operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge cash or share payments required on conversion of issued convertible notes, 6) hedge a net investment in a foreign operation, or 7) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions or divestitures. Derivatives are recognized as assets or liabilities in the consolidated balance sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included in within the same line item in the consolidated statements of operations as the hedged item. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the consolidated statements of operations within Other income, net.
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
Recent Accounting Pronouncements.
Adoption of New Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires entities to provide qualitative and quantitative disclosures about their supplier finance programs, including a rollforward of related obligations. We adopted this ASU effective January 1, 2023, with the exception of the amendment on rollforward information, which will be adopted in our fiscal year beginning on January 1, 2024 as set forth in ASU 2022-04. Refer to Note 6 Balance Sheet Components for additional information. The adoption of ASU 2022-04 did not affect the Company’s financial condition, results of operations or cash flows as the guidance only requires additional disclosures.

In October 2021, the FASB issued Accounting Standards Update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities (acquirers) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. We adopted this ASU effective January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.
Accounting Standards Issued Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which for a limited period of time adds ASC 848 to provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. On December 21, 2022, the FASB issued ASU 2022-06 to defer the sunset date of ASC 848 until December 31, 2024. ASU 2022-06 became effective upon issuance. Entities can apply the provisions of ASU 2020-04 immediately, as applicable, and generally the provisions of the guidance are available through December 31, 2024 as entities transition away from reference rates that are expected to be discontinued. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires expanded income tax disclosures, including greater disaggregation of information in the effective tax rate reconciliation and of income taxes paid. The amendments in ASU 2023-09 are effective for all public entities for fiscal years beginning after December 15, 2024, with early adoption is permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
3.Revenue Recognition and Accounts Receivable
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2023, 2022, and 2021, respectively:

(In millions)	2023 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,239.0	2,152.1	782.9	1,626.5	9,800.5
Generics	4,012.9	8.3	641.6	925.1	5,587.9
Total Viatris	$9,251.9	$2,160.4	$1,424.5	$2,551.6	$15,388.4

(In millions)	2022 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,160.4	2,190.7	922.6	1,615.9	9,889.6
Generics	4,608.5	10.5	709.8	999.7	6,328.5
Total Viatris	$9,768.9	$2,201.2	$1,632.4	$2,615.6	$16,218.1

(In millions)	2021 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,759.2	2,207.8	1,197.1	1,677.2	10,841.3
Generics	4,669.5	5.0	830.3	1,467.5	6,972.3
Total Viatris	$10,428.7	$2,212.8	$2,027.4	$3,144.7	$17,813.6
____________
(a)Amounts include the impact of foreign currency translations compared to the prior year period.
(b)Amounts for the years ended December 31, 2022 and 2021 include approximately $601.1 million and $607.3 million, respectively, related to the biosimilars business which was contributed to Biocon Biologics in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.
(c)As a result of the contribution of the biosimilars business to Biocon Biologics in November 2022, Complex Gx and Biosimilars, which were previously presented as a separate line item, are now included within Generics. Reclassifications were made to prior periods to conform to the current period presentation.

The following table presents net sales on a consolidated basis for select key products for the years ended December 31, 2023, 2022, and 2021, respectively:

	Year Ended December 31,
(In millions)	2023	2022	2021
Select Key Global Products
Lipitor ®	$1,559.3	$1,635.2	$1,663.2
Norvasc ®	732.4	775.1	824.7
Lyrica ®	556.5	623.8	728.5
EpiPen® Auto-Injectors	442.2	378.0	391.7
Viagra ®	428.8	458.9	533.8
Celebrex ®	330.6	338.1	344.4
Creon ®	304.9	304.0	309.8
Effexor ®	262.9	279.6	316.8
Zoloft ®	235.7	246.2	284.3
Xalabrands	193.2	195.1	226.0

Select Key Segment Products
Yupelri ®	$220.8	$202.1	$161.9
Dymista ®	200.0	179.8	168.0
Influvac ®	192.4	225.5	299.3
Amitiza ®	157.0	167.9	201.5
Xanax ®	154.8	156.5	185.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 19 Litigation for additional information regarding Yupelri® and Amitiza®.

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
(In millions)	2023	2022	2021
Gross sales	$25,693.1	$27,662.1	$30,553.4
Gross to net adjustments:
Chargebacks	(5,457.9)	(6,192.2)	(5,530.1)
Rebates, promotional programs and other sales allowances	(3,857.6)	(4,346.2)	(6,135.6)
Returns	(223.2)	(296.7)	(384.6)
Governmental rebate programs	(766.0)	(608.9)	(689.5)
Total gross to net adjustments	$(10,304.7)	$(11,444.0)	$(12,739.8)
Net sales	$15,388.4	$16,218.1	$17,813.6
____________
(a)Amounts for the years ended December 31, 2022 and 2021 include the biosimilars business which was contributed to Biocon Biologics in November 2022. The Company has not recognized the results of the biosimilars business in its consolidated financial statements subsequent to November 29, 2022.

The following is a rollforward of the categories of variable consideration during 2023:

(In millions)	Balance at December 31, 2022	Current Provision Related to Sales Made in the Current Period	Acquisitions, Divestitures, and Other	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2023
Chargebacks	$523.4	$5,457.9	$(8.1)	$(5,443.6)	$0.7	$530.3
Rebates, promotional programs and other sales allowances	1,284.2	3,857.6	20.6	(4,071.3)	11.8	1,102.9
Returns	513.4	223.2	(26.2)	(286.8)	1.8	425.4
Governmental rebate programs	366.5	766.0	8.7	(726.3)	6.4	421.3
Total	$2,687.5	$10,304.7	$(5.0)	$(10,528.0)	$20.7	$2,479.9
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2023 and 2022, respectively:

(In millions)	December 31, 2023	December 31, 2022
Accounts receivable, net	$1,483.6	$1,798.7
Other current liabilities	996.3	888.8
Total	$2,479.9	$2,687.5
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

Accounts receivable, net was comprised of the following at December 31, 2023 and 2022, respectively:

(In millions)	December 31, 2023	December 31, 2022
Trade receivables, net	$2,823.8	$3,243.8
Other receivables	876.6	570.7
Accounts receivable, net	$3,700.4	$3,814.5

Total allowances for doubtful accounts were $118.8 million and $114.7 million at December 31, 2023 and 2022, respectively. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 28% and 23% of the accounts receivable balances represent amounts due from three customers at December 31, 2023 and 2022, respectively.
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $30.8 million and $34.7 million of accounts receivable as of December 31, 2023 and 2022, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of December 31, 2023, we have assigned and derecognized approximately $415.7 million of Trade Receivables, Net which are now included in Other Receivables.
4.Acquisitions and Other Transactions
Oyster Point Acquisition
During the first quarter of 2023, the Company completed the acquisition of Oyster Point for approximately $427.4 million in cash, which included $11 per share paid to Oyster Point stockholders through a tender offer, payment for vested share-based awards, and the repayment of the Oyster Point debt.
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
In accordance with U.S. GAAP, the Company used the acquisition method of accounting to account for this transaction. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the year ended December 31, 2023, the Company incurred acquisition related costs of approximately $22.8 million, which were recorded primarily in SG&A in the consolidated statement of operations.

During the year ended December 31, 2023, adjustments were made to the preliminary purchase price recorded at January 3, 2023, and are reflected as “Measurement Period Adjustments” in the table below. The U.S. GAAP purchase price was $392.7 million, net of cash acquired. The allocation of the purchase price to the assets acquired and liabilities assumed for Oyster Point is as follows:

(In millions)	Preliminary Purchase Price Allocation as of January 3, 2023 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of December 31, 2023 (as adjusted)
Current assets (excluding inventories and net of cash acquired)	$26.9	$—	$26.9
Inventories	37.8	—	37.8
Property, plant and equipment	1.4	—	1.4
Identified intangible assets	334.0	—	334.0
Goodwill	5.9	0.8	6.7
Deferred income tax benefit	17.7	(0.8)	16.9
Other assets	7.7	—	7.7
Total assets acquired	$431.4	$—	$431.4
Current liabilities	37.0	—	37.0
Other noncurrent liabilities	1.7	—	1.7
Net assets acquired (net of $34.7 of cash acquired)	$392.7	$—	$392.7
__________
(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
(b) The measurement period adjustments were recorded in the fourth quarter of 2023 and are related to income taxes.

The Company recorded a step-up in the fair value of inventory of approximately $29.3 million, which was fully amortized during the year ended December 31, 2023 and is included in Cost of sales in the consolidated statement of operations.
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
The goodwill of $6.7 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The operating results of Oyster Point have been included in the Company’s consolidated statements of operations since the acquisition date. The total revenues of Oyster Point for the period from the acquisition date to December 31, 2023 were $41.7 million and net loss, net of tax, was approximately $163.1 million. The net loss for the period includes the effect of the purchase accounting adjustments and acquisition related costs.

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

	Year Ended
(Unaudited, in millions, except per share amounts)	December 31, 2023	December 31, 2022
Total revenues	$15,426.9	$16,283.4
Net earnings	$93.8	$1,905.7
Earnings per share:
Basic	$0.08	$1.57
Diluted	$0.08	$1.57
Weighted average shares outstanding:
Basic	1,200.3	1,212.1
Diluted	1,206.9	1,217.4

Famy Life Sciences Acquisition
On November 7, 2022, the Company entered into a definitive agreement to acquire the remaining equity shares of Famy Life Sciences, a privately-owned research company with a complementary portfolio of ophthalmology therapies under development, for consideration of $281 million. The Company had previously entered into a Master Development Agreement with Famy Life Sciences on December 20, 2019 under which the Company obtained rights with respect to acquiring certain pharmaceutical products and a 13.5% equity interest in Famy Life Sciences for $25.0 million. The investment was accounted for in accordance with ASC 321, Investments - Equity Securities.

The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023. The Company recognized a gain of $18.9 million during the first quarter of 2023 as a result of remeasuring its pre-existing 13.5% equity interest in Famy Life Sciences to fair value, which was recognized as a component of Other income, net in the consolidated statements of operations.

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
During the year ended December 31, 2023, an adjustment was made to the preliminary purchase price recorded at January 3, 2023, and is reflected as “Measurement Period Adjustments” in the table below. The allocation of the purchase price to the assets acquired and liabilities assumed for Famy Life Sciences is as follows:

(In millions)	Preliminary Purchase Price Allocation as of January 3, 2023 (a)	Measurement Period Adjustments (b)	Purchase Price Allocation as of December 31, 2023 (as adjusted)
IPR&D	$290.0	$—	$290.0
Goodwill	89.3	(0.1)	89.2
Total assets acquired	$379.3	$(0.1)	$379.2
Current liabilities	2.2	—	2.2
Deferred tax liabilities	52.1	(0.1)	52.0
Net assets acquired (net of $0.2 of cash acquired)	$325.0	$—	$325.0
__________
(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
(b) The measurement period adjustment was recorded in the fourth quarter of 2023 and is related to income taxes.

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
The goodwill of $89.2 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the years ended December 31, 2023 and 2022.

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

Idorsia
On February 28, 2024, the Company announced that it will acquire the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, and certain contingent payments of additional sales milestone payments and tiered sales royalties. Viatris and Idorsia will both contribute to the development costs for both programs. Viatris will have worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The closing of the transaction is subject to certain closing conditions.

5.Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) closed in December 2023. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023. Additionally, we expect to consummate the divestiture of our women’s healthcare business and our API business in India by the end of the first quarter of 2024, and in January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. We currently expect the OTC Transaction to close by mid-year 2024. The transactions that have not yet closed remain subject to regulatory approvals, receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition.

Under the terms of the agreements, Viatris expects to receive gross proceeds of up to approximately $2.17 billion for the OTC Business and up to approximately $1.4 billion for the remaining divestitures. Upon closing of the divestitures of the women’s healthcare and API businesses, the Company expects to record gains for the differences between the expected consideration to be received and the carrying values of the businesses to be divested. The OTC, API and women’s healthcare businesses are deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities include an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers have entered or will enter into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including TSAs, manufacturing and supply agreements, and distribution agreements, as necessary.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business, primarily related to oral and injectable contraceptives, to Insud Pharma, S. L., a leading Spanish multinational pharmaceutical company. The transaction includes two manufacturing facilities in India. Viatris expects to consummate the divestiture of its women’s healthcare business by the end of the first quarter of 2024, subject to the satisfaction of certain closing conditions. Assets and liabilities associated with the women’s healthcare business to be divested were classified as held for sale in the consolidated balance sheet as of December 31, 2023.

In the third quarter of 2023, Viatris also entered into a separate agreement to divest its rights to women’s healthcare products Duphaston® and Femoston® in certain countries to Theramex HQ UK Limited, a leading global specialty pharmaceutical company dedicated to women’s health. The transaction (other than in the U.K., which remains subject to regulatory approval) closed in December 2023, and upon closing, the Company recognized a pre-tax gain on sale of approximately $156.2 million for the difference between the consideration received and the carrying value of the assets transferred. The gain was recorded as a component of SG&A expense in the consolidated statement of operations during the year ended December 31, 2023.

OTC
On October 1, 2023, Viatris received an offer from Cooper Consumer Health SAS, a leading European OTC drug manufacturer and distributor, for Viatris to divest its OTC Business, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. In January 2024, Viatris exercised its option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. The Company will retain rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products) and select OTC products in certain markets.

The OTC Business to be divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2023. Upon classification as held for sale, we recognized a total charge of approximately $734.7 million, which was comprised of a goodwill impairment charge of approximately $580.1 million (recorded as a component of SG&A expense), and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other income, net) in the consolidated statement of operations, during the year ended December 31, 2023.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to an affiliate of IQuest Enterprises Private Limited, a privately held pharmaceutical company based in India. The transaction includes three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris expects to consummate the divestiture of its API business in India by the end of the first quarter of 2024, subject to the satisfaction of certain closing conditions. Viatris will retain some selective R&D capabilities in API. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023.

Upjohn Distributor Markets
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. Upon classification as held for sale, the Company recognized a total charge of $374.2 million in 2022, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the year ended December 31, 2023, the Company recorded additional charges totaling $136.4 million, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Income, Net. The majority of the divestitures of the commercialization rights in the Upjohn Distributor Markets closed during 2023 and the remaining transactions are expected to be completed during 2024. If the remaining transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred.

Biocon Biologics Transaction

On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. During the year ended December 31, 2023, the Company recorded a loss of $21.1 million as a component of Other Income, Net, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the consolidated balance sheets. The fair value is reassessed quarterly. Refer to Note 9 Financial Instruments and Risk Management for further discussion. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million, of which $220 million was paid during 2023. The remaining amount may become payable to Biocon Biologics in connection with certain events in the future, depending on the valuations attributable to such events. Refer to Note 6 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

At the time of closing of the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris was providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. During the years ended December 31, 2023 and 2022, the Company recognized TSA income of approximately $168.0 million and $17.7 million, respectively, as a component of Other Income, Net.

Upon closing of the Biocon Biologics Transaction, the Company recognized a gain on sale of approximately $1.75 billion for the difference between the consideration received, including the fair value of the CCPS, and the carrying value of the biosimilars portfolio (including an allocation of goodwill). The gain was recognized as a component of Other Income, Net in the consolidated statement of operations during the year ended December 31, 2022. The Company has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022.

The Company had previously entered into an exclusive collaboration with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. The collaboration was terminated upon closing of the Biocon Biologics Transaction.
Assets and Liabilities Held for Sale
Assets and liabilities held for sale consisted of the following:

(In millions)	December 31, 2023	December 31, 2022
Assets held for sale
Accounts receivable, net	$112.1	$—
Inventories	422.4	—
Prepaid expenses and other current assets	7.5	—
Property, plant and equipment, net	262.2	—
Intangible assets, net	1,946.0	230.3
Goodwill	188.0	—
Other assets	5.1	—
Valuation allowance on assets held for sale	(157.3)	—
Total assets held for sale	$2,786.0	$230.3

Liabilities held for sale
Accounts payable	$137.4	$—
Other current liabilities	35.3	—
Deferred income tax liability	77.2	—
Other long-term obligations	25.2	—
Total liabilities held for sale	$275.1	$—

Other
On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the year ended December 31, 2021.

6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$991.9	$1,259.9	$701.2
Restricted cash, included in prepaid and other current assets	1.7	2.6	5.0
Cash, cash equivalents and restricted cash	$993.6	$1,262.5	$706.2
Inventories

(In millions)	December 31, 2023	December 31, 2022
Raw materials	$731.7	$571.5
Work in process	602.1	755.4
Finished goods	2,135.9	2,192.6
Inventories	$3,469.7	$3,519.5
Inventory reserves totaled $479.3 million and $484.8 million at December 31, 2023 and 2022, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $226.9 million, $326.1 million and $474.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2023	December 31, 2022
Prepaid expenses	$155.9	$194.6
Deferred consideration due from Biocon Biologics	321.2	—
Available-for-sale fixed income securities	37.0	35.3
Fair value of financial instruments	106.2	134.7
Equity securities	49.3	42.6
Deferred charge for taxes on intercompany profit	747.3	747.2
Income tax receivable	340.2	328.4
Other current assets	271.0	328.4
Prepaid expenses and other current assets	$2,028.1	$1,811.2
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.

Property, plant and equipment, net

(In millions)	December 31, 2023	December 31, 2022
Machinery and equipment	$2,774.5	$2,936.7
Buildings and improvements	1,444.4	1,539.7
Construction in progress	431.2	474.0
Land and improvements	120.2	133.4
Gross property, plant and equipment	4,770.3	5,083.8
Accumulated depreciation	2,010.7	2,059.3
Property, plant and equipment, net	$2,759.6	$3,024.5
Capitalized software costs included in our consolidated balance sheets were $167.2 million and $121.5 million, net of accumulated depreciation, at December 31, 2023 and 2022, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $362.1 million, $349.5 million and $509.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Other assets

(In millions)	December 31, 2023	December 31, 2022
CCPS in Biocon Biologics	$976.3	$997.4
Operating lease right-of-use assets	245.6	259.3
Non-marketable equity investments	165.7	94.0
Deferred consideration due from Biocon Biologics	—	299.5
Other long-term assets	821.1	753.3
Other assets	$2,208.7	$2,403.5
Accounts payable

(In millions)	December 31, 2023	December 31, 2022
Trade accounts payable	$1,381.4	$1,158.0
Other payables	556.8	608.6
Accounts payable	$1,938.2	$1,766.6
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2023 and 2022 were $65.1 million and $33.4 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.

Other current liabilities

(In millions)	December 31, 2023	December 31, 2022
Accrued sales allowances	$996.3	$888.8
Payroll and employee benefit liabilities	844.5	746.8
Legal and professional accruals, including litigation accruals	244.0	297.2
Contingent consideration	76.1	64.4
Accrued restructuring	36.4	95.3
Accrued interest	66.8	80.2
Fair value of financial instruments	124.6	187.0
Operating lease liability	83.0	80.6
Due to Biocon Biologics	23.8	22.5
Other	898.4	978.1
Other current liabilities	$3,393.9	$3,440.9
Other long-term obligations

(In millions)	December 31, 2023	December 31, 2022
Employee benefit liabilities	$504.3	$544.6
Contingent consideration (1)	139.0	310.6
Tax related items, including contingencies	399.3	414.6
Operating lease liability	165.4	181.4
Accrued restructuring	59.2	60.4
Other	249.7	244.9
Other long-term obligations	$1,516.9	$1,756.5
(1)    Balances as of December 31, 2023 and 2022 include a total of $15.8 million and $221.2 million, respectively, due to Biocon Biologics. Refer to Note 9 Financial Instruments and Risk Management for additional information.

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
As of December 31, 2023, the Company recognized ROU assets of $245.6 million and total lease liabilities of $248.4 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 6 Balance Sheet Components for additional information.
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
Other information related to leases was as follows:

As of December 31, 2023
Remaining lease terms	1 year to 21 years
Weighted-average remaining lease term	5 years
Weighted-average discount rate	3.3%
As of December 31, 2023, maturities of lease liabilities were as follows for each of the years ending December 31:

(In millions)
2024	$79.3
2025	62.7
2026	41.5
2027	30.4
2028	17.3
Thereafter	39.5
Total lease payments	$270.7
Less imputed interest	22.3
Total lease liability	$248.4
As of December 31, 2023, the Company had additional leases, primarily for administrative offices, that have not yet commenced totaling approximately $6.1 million. For the years ended December 31, 2023, 2022 and 2021, the Company had operating lease expense of approximately $87.6 million, $90.9 million and $97.6 million, respectively. Operating lease costs are classified primarily as SG&A and cost of sales in the consolidated statements of operations.

8.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2021	$8,723.4	$969.5	$776.3	$1,644.5	$12,113.7
Disposition (4)	(743.9)	(2.7)	(32.6)	(140.5)	(919.7)
Impairment	—	—	—	(117.0)	(117.0)
Foreign currency translation	(518.0)	(26.2)	(54.7)	(52.3)	(651.2)
Balance at December 31, 2022	$7,461.5	$940.6	$689.0	$1,334.7	$10,425.8
Acquisitions	95.9	—	—	—	95.9
Impairment (4)	(544.0)	—	(30.0)	(7.0)	(581.0)
Reclassification to assets held for sale	(52.0)	—	—	(137.0)	(189.0)
Foreign currency translation	146.0	(7.8)	(13.3)	(9.5)	115.4
Balance at December 31, 2023	$7,107.4	$932.8	$645.7	$1,181.2	$9,867.1
____________
(1)Balance as of December 31, 2023 includes an accumulated impairment loss of $929.0 million. Balances as of December 31, 2022 and 2021 include an accumulated impairment loss of $385.0 million.
(2)Balance as of December 31, 2023 includes an accumulated impairment loss of $30.0 million.
(3)Balance as of December 31, 2023 includes an accumulated impairment loss of $124.0 million. Balance as of December 31, 2022 includes an accumulated impairment loss of $117.0 million.
(4)Reflects goodwill relating to the divestitures. Refer to Note 5 Divestitures for additional information.

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
In the third quarter of 2023, the Company allocated goodwill of $69 million to its women’s healthcare business using a relative fair value approach and reclassified the amount to Assets Held for Sale.
In the fourth quarter of 2023, the Company allocated goodwill of $120 million to its API business in India using a relative fair value approach and reclassified the amount to Assets Held for Sale.
In the fourth quarter of 2023, the OTC Business met the criteria to be classified as held for sale. The Company allocated goodwill to its OTC Business using a relative fair value approach and recorded a goodwill impairment charge of $580.1 million in that quarter within the Europe (majority of the charge), JANZ and Emerging Markets reporting units, which was recorded within SG&A in the consolidated statement of operations. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the planned divestiture of the OTC Business being below the carrying value of the net assets of the disposal group.
In conjunction with the Biocon Biologics Transaction, the Company allocated goodwill to its biosimilars portfolio using a relative fair value approach and reclassified the amount to assets held for sale. Upon closing of the Biocon Biologics Transaction on November 29, 2022, we derecognized goodwill of $919.7 million allocated to the biosimilars portfolio.
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. The Company allocated goodwill to its commercialization rights in the Upjohn Distributor Markets using a relative fair value approach and recorded a goodwill impairment charge of $117.0 million in that quarter within the Emerging Markets reporting unit, which was recorded within SG&A in the consolidated statement of operations. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the disposal of the commercialization rights in the Upjohn Distributor Markets being below the carrying value of the net assets of the disposal group.
Refer to Note 5 Divestitures for additional information on these divestitures.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

Intangible Assets, Net
Intangible assets consist of the following components at December 31, 2023 and 2022:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2023
Product rights, licenses and other (1)	13	$34,178.1	$15,316.4	$18,861.7
In-process research and development		319.4	—	319.4
		$34,497.5	$15,316.4	$19,181.1
December 31, 2022
Product rights, licenses and other (1)	15	$37,490.5	$14,923.6	$22,566.9
In-process research and development		40.2	—	40.2
		$37,530.7	$14,923.6	$22,607.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.
During the year ended December 31, 2023, the Company reclassified intangible assets of approximately $1.93 billion relating to the remaining announced divestitures that have not been consummated as of December 31, 2023 to Assets Held for Sale. Refer to Note 5 Divestitures for additional information.

During the year ended December 31, 2023, the Company recorded intangible assets of approximately $334.0 million as part of the Oyster Point acquisition, and IPR&D of approximately $290.0 million as part of the Famy Life Sciences acquisition. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2023
Brands	$7,723.4	$5,206.8	$961.0	$2,855.9	$16,747.1
Generics	1,708.2	9.7	216.2	179.8	2,113.9
Total Product Rights and Licenses	$9,431.6	$5,216.5	$1,177.2	$3,035.7	$18,861.0

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2022
Brands	$8,762.2	$5,632.3	$1,061.3	$3,122.5	$18,578.3
Generics	3,448.9	10.6	264.2	263.9	3,987.6
Total Product Rights and Licenses	$12,211.1	$5,642.9	$1,325.5	$3,386.4	$22,565.9
____________
(a)As a result of the contribution of the biosimilars business to Biocon Biologics in November 2022, Complex Gx and Biosimilars, which were previously presented as a separate line item, are now included within Generics. Reclassifications were made to prior periods to conform to the current period presentation.

Amortization expense and intangible asset disposal & impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the consolidated statements of operations, and were as follows for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(In millions)	2023	2022	2021
Intangible asset amortization expense	$2,317.1	$2,504.6	$2,702.2
IPR&D intangible asset impairment charges	—	0.6	19.4
Finite-lived intangible asset disposal & impairment charges	32.0	172.9	83.4
Total intangible asset amortization expense (including disposal & impairment charges)	$2,349.1	$2,678.1	$2,805.0
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
During the years ended December 31, 2023, and 2022, the Company recognized intangible asset charges of approximately $32.0 million and $172.9 million, respectively, recorded within Cost of Sales in the consolidated statements of operations, to write down the disposal group to fair value, less cost to sell, related to our commercialization rights in the Upjohn Distributor Markets, which was classified as held for sale. Refer to Note 5 Divestitures for additional information. On April 30, 2021, the Company completed an agreement to divest a group of OTC products in the U.S. As a result of this transaction, the Company recognized an intangible asset impairment charge of approximately $83.4 million during the year ended December 31, 2021.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 10.0% and 24.0% were utilized in the valuations performed during the year ended December 31, 2023. A discount rate of 10.5% was utilized in the valuations performed during the year ended December 31, 2022. Discount rates ranging between 7.0% and 9.0% were utilized in the valuations performed during the year ended December 31, 2021.
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

Intangible asset amortization expense for the years ending December 31, 2024 through 2028 is estimated to be as follows:

(In millions)
2024	$2,314
2025	2,235
2026	2,183
2027	2,102
2028	1,859

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	December 31, 2023	December 31, 2022
Euro
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	500.0	500.0	—
Euro Total	€5,600.0	€5,600.0	€5,100.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0

At December 31, 2023, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $283.6 million.

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
During the fourth quarter of 2023, the Company executed foreign currency forward contracts with notional amounts totaling Euro 500 million with settlement dates in 2024. The transactions hedge a portion of the Company’s net investment in certain Euro functional currency subsidiaries. The contracts have been designated as a net investment hedge.
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

The following table summarizes the classification and fair values of derivative instruments in our consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2023 Fair Value	December 31, 2022 Fair Value	Balance Sheet Location	December 31, 2023 Fair Value	December 31, 2022 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$17.5	$30.4	Other current liabilities	$35.8	$26.4
Total derivatives designated as hedges		17.5	30.4		35.8	26.4
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	88.7	104.3	Other current liabilities	88.8	160.6
Total derivatives not designated as hedges		88.7	104.3		88.8	160.6
Total derivatives		$106.2	$134.7		$124.6	$187.0

The following tables summarize information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings
		Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2023	2022	2021
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	$1.8	$—	$—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other income, net (2)	$56.3	$(82.1)	$39.3
Total		$58.1	$(82.1)	$39.3

		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives			Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2023	2022	2021	2023	2022	2021
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$44.3	$34.2	$45.8	$45.3	$89.2	$30.9
Interest rate swaps	Interest expense (3)	(3.8)	(3.5)	(3.4)	(4.8)	(4.5)	(4.3)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps		(1.7)	—	—	—	—	—
Foreign currency forward contracts		(18.3)	—	—	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		(120.1)	360.1	436.6	—	—	—
Total		$(99.6)	$390.8	$479.0	$40.5	$84.7	$26.6
____________
(1)At December 31, 2023, the Company expects that approximately $21.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2023			December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$651.4	$—	$—	$688.8	$—	$—
Total cash equivalents	651.4	—	—	688.8	—	—
Equity securities:
Exchange traded funds	49.1	—	—	42.4	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	49.3	—	—	42.6	—	—
CCPS in Biocon Biologics	—	—	976.3	—	—	997.4
Available-for-sale fixed income investments:
Corporate bonds	—	15.9	—	—	13.2	—
U.S. Treasuries	—	11.2	—	—	11.7	—
Agency mortgage-backed securities	—	4.6	—	—	4.7	—
Asset backed securities	—	5.1	—	—	5.1	—
Other	—	0.2	—	—	0.6	—
Total available-for-sale fixed income investments	—	37.0	—	—	35.3	—
Foreign exchange derivative assets	—	106.2	—	—	134.7	—
Total assets at recurring fair value measurement	$700.7	$143.2	$976.3	$731.4	$170.0	$997.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$124.6	$—	$—	$187.0	$—
Contingent consideration	—	—	215.1	—	—	375.0
Total liabilities at recurring fair value measurement	$—	$124.6	$215.1	$—	$187.0	$375.0

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, foreign exchange forward prices and bank price quotes. For the years ended December 31, 2023 and 2022, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.

•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other income, net, in the consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other income, net, in the consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other income, net in the consolidated statements of operations for that period.
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
As of December 31, 2023 and 2022, the Company had a contingent consideration liability of $177.6 million and $132.0 million, respectively, related to the Respiratory Delivery Platform, and $15.8 million and $221.2 million, respectively, related to the Biocon Biologics Transaction. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At December 31, 2023 and 2022, discount rates ranging from 6.4% to 8.0%, and 6.4% to 9.0%, respectively, were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2021 to December 31, 2023 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2021	$66.7	$133.0	$199.7
Biocon Biologics Transaction	—	220.0	220.0
Payments	(64.1)	—	(64.1)
Reclassifications	61.8	(61.8)	—
Accretion	—	8.2	8.2
Fair value loss (3)	—	11.2	11.2
Balance at December 31, 2022	$64.4	$310.6	$375.0
Payments	(43.0)	(220.0)	(263.0)
Reclassifications	54.7	(54.7)	—
Accretion	—	22.7	22.7
Fair value loss (3)	—	80.4	80.4
Balance at December 31, 2023	$76.1	$139.0	$215.1
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
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

(In millions)	Balance Sheet Location	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$37.8	$—	$(0.8)	$37.0
		$37.8	$—	$(0.8)	$37.0
December 31, 2022
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$38.0	$—	$(2.7)	$35.3
		$38.0	$—	$(2.7)	$35.3
Maturities of available-for-sale fixed income investments at fair value as of December 31, 2023, were as follows:

(In millions)
Mature within one year	$1.0
Mature in one to five years	19.6
Mature in five years and later	16.4
$37.0

10.Debt
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
Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775% and under the Note Securitization Facility at the relevant base rate plus 1.00% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreements governing the Receivables Facility and Note Securitization Facility contain various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2023. As of December 31, 2023 and 2022, the Company had $564.5 million and $474.9 million, respectively, of accounts receivable balances sold to its subsidiary Mylan Securitization LLC under the Receivables Facility.

Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of December 31, 2023	December 31, 2023	December 31, 2022
Current portion of long-term debt:
2023 Senior Notes (a) *	3.125%	—	750.6
2023 Senior Notes (b) *	4.200%	—	499.8
2024 Euro Senior Notes ****	1.023%	831.5	—
2024 Euro Senior Notes **	2.250%	1,103.5	—
Other		0.4	0.7
Deferred financing fees		(0.7)	(0.6)
Current portion of long-term debt		$1,934.7	$1,250.5

Non-current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	—	1,069.8
2024 Euro Senior Notes ****	1.023%	—	813.5
2025 Euro Senior Notes *	2.125%	551.7	534.8
2025 Senior Notes ***	1.650%	755.7	759.6
2026 Senior Notes **	3.950%	2,245.1	2,243.2
2027 Euro Senior Notes ****	1.362%	967.2	945.9
2027 Senior Notes ***	2.300%	769.8	775.3
2028 Euro Senior Notes **	3.125%	824.1	798.5
2028 Senior Notes *	4.550%	749.1	748.9
2030 Senior Notes ***	2.700%	1,505.0	1,512.8
2032 Euro Senior Notes ****	1.908%	1,478.4	1,444.4
2040 Senior Notes ***	3.850%	1,644.0	1,650.6
2043 Senior Notes *	5.400%	497.5	497.4
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,196.3	2,200.8
YEN Term Loan Facility	Variable	283.6	305.1
Other		2.4	2.0
Deferred financing fees		(29.5)	(35.1)
Long-term debt		$16,188.1	$18,015.2
____________
(a)    In the first quarter of 2020, the Company terminated interest rate swaps designated as a fair value hedge resulting in net proceeds of approximately $45 million. The fair value adjustment was amortized to interest expense over the remaining term of the notes, which were repaid at maturity in the first quarter of 2023.
(b)    The 2023 Senior Notes were repaid at maturity in the fourth quarter of 2023.
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
YEN Term Loan Facility and Revolving Facility
In July 2021, Viatris entered into (i) the ¥40 billion YEN Term Loan Facility and (ii) the $4.0 billion Revolving Facility with various syndicates of banks. The YEN Term Loan Facility and the Revolving Facility will mature in July 2026 and contain customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which set the Maximum Leverage Ratio as of the end of any quarter at 3.75 to 1.00 for the quarter ended March 31, 2023 and each quarter ending thereafter, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program.
Effective April 28, 2023, we executed an amendment to the Revolving Facility to convert the benchmark interest rate from LIBOR to an adjusted SOFR, with no change in the applicable interest rate margins.
Fair Value
At December 31, 2023 and 2022, the aggregate fair value of the Company’s outstanding notes was approximately $15.25 billion and $15.36 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2023 were as follows for each of the years ending December 31:

(In millions)	Total
2024	$1,932
2025	1,302
2026	2,534
2027	1,688
2028	1,578
Thereafter	8,580
Total	$17,614

11.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2023	December 31, 2022
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(1.2)	$(2.3)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	271.4	268.5
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(8.0)	(18.5)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	237.1	377.0
Foreign currency translation adjustment	(3,246.7)	(3,385.9)
	$(2,747.4)	$(2,761.2)
Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			54.4	(178.5)	1.5	(37.3)	139.2	(20.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(45.3)		(45.3)					(45.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Gain on divestiture of defined pension plan, included in SG&A						(3.0)		(3.0)
Amortization of prior service costs included in SG&A						(0.3)		(0.3)
Amortization of actuarial loss included in SG&A						21.9		21.9
Net other comprehensive earnings (loss), before tax			13.9	(178.5)	1.5	(18.7)	139.2	(42.6)
Income tax provision (benefit)			3.4	(38.6)	0.4	(21.6)	—	(56.4)
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)

	Year Ended December 31, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			47.8	460.1	(2.8)	276.3	(1,583.5)	(802.1)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(89.2)		(89.2)					(89.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						3.2		3.2
Net other comprehensive earnings (loss), before tax			(36.9)	460.1	(2.8)	279.1	(1,583.5)	(884.0)
Income tax (benefit) provision			(9.2)	99.8	(0.5)	42.8	—	132.9
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)

	Year Ended December 31, 2021
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2020, net of tax			$(18.0)	$(353.6)	$1.2	$(26.1)	$(461.5)	$(858.0)
Other comprehensive earnings (loss) before reclassifications, before tax			62.7	456.8	(1.1)	67.0	(1,340.9)	(755.5)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(30.9)		(30.9)					(30.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.3	4.3					4.3
Amortization of prior service costs included in SG&A						(0.5)		(0.5)
Amortization of actuarial loss included in SG&A						7.4		7.4
Net other comprehensive earnings (loss), before tax			36.1	456.8	(1.1)	73.9	(1,340.9)	(775.2)
Income tax provision			8.9	86.5	0.1	15.6	—	111.1
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)

12.Income Taxes
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2023	2022	2021
U.S. Federal:
Current	$2.6	$115.3	$12.6
Deferred	293.4	263.7	(182.7)
	296.0	379.0	(170.1)
U.S. State:
Current	1.9	26.5	7.7
Deferred	2.6	20.3	(10.8)
	4.5	46.8	(3.1)
Non-U.S.:
Current	530.8	618.7	(91.3)
Deferred	(683.1)	(309.9)	869.2
	(152.3)	308.8	777.9
Income tax provision	$148.2	$734.6	$604.7
Earnings (loss) before income taxes:
United States	(951.5)	794.8	(1,982.5)
Foreign - Other	1,154.4	2,018.4	1,318.1
Total earnings (loss) before income taxes	$202.9	$2,813.2	$(664.4)
For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2023	December 31, 2022
Deferred tax assets:
Employee benefits	$148.7	$129.6
Litigation reserves	32.2	20.5
Accounts receivable allowances	413.7	446.2
Inventory	143.8	159.3
Tax credit and loss carry-forwards	758.2	760.3
Operating lease assets	51.3	56.2
Interest expense	114.8	94.8
Intangible assets	167.7	149.3
Other	326.1	209.3
	2,156.5	2,025.5
Less: Valuation allowance	(421.4)	(387.0)
Total deferred tax assets	1,735.1	1,638.5
Deferred tax liabilities:
Plant and equipment	54.0	56.6
Operating lease liabilities	51.3	56.2
Intangible assets and goodwill	2,506.2	2,880.3
Other	166.4	151.5
Total deferred tax liabilities	2,777.9	3,144.6
Deferred tax liabilities, net	$(1,042.8)	$(1,506.1)
For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $1.18 billion at December 31, 2023. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate of 21.0%, due to the following:

	Year Ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%

Clean energy and research credits	(5.2)%	—%	9.8%
Foreign rate differential	(58.8)%	(3.6)%	31.4%
Expiration of attributes	1.5%	9.8%	—%
Goodwill impairment	60.8%	6.5%	—%
State income taxes and credits	(3.9)%	1.3%	(0.6)%
Tax settlements and resolution of certain tax positions	14.2%	1.0%	0.9%
Impact of the Combination and divestitures	11.2%	(6.7)%	(109.7)%
Incremental U.S. tax on foreign earnings	69.4%	2.0%	(36.9)%
Valuation allowance	10.9%	(13.6)%	(8.4)%
Deferred tax impact of tax law changes	(1.0)%	5.4%	7.0%
Withholding taxes	7.4%	1.5%	(1.3)%
Deferred tax impact of internal restructuring	(74.0)%	—%	—%
Other items	19.5%	1.5%	(4.2)%
Effective tax rate	73.0%	26.1%	(91.0)%
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
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2023, a valuation allowance has been applied to certain deferred tax assets in the amount of $421.4 million.
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
Net Operating Losses
As of December 31, 2023, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $281.9 million, which were recorded in connection with the Oyster Point acquisition. While the utilization of these carryforwards is subject to Section 382 of the Code, the Company does not anticipate that this limitation will impair our ability to utilize the carryovers.
•U.S. state income tax loss carryforwards of approximately $3.40 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $879.4 million, of which $718.1 million can be carried forward indefinitely, with the remaining $161.3 million expiring in years 2024 through 2043.

•U.S. and foreign credit carryovers of $208.5 million, expiring in various amounts through 2043.
•Anticipatory foreign tax credits of $150.8 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.
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
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities on our consolidated balance sheet as of December 31, 2023. The share repurchase and authorization amounts disclosed in this Form 10-K exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2023 based on enacted law and regulatory guidance; however, our CAMT status for 2023 could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, we may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. We will continue to monitor the implementation of the Pillar Two Rules in the countries in which we operate. The earliest effective date of the Pillar Two Rules in any adopting country is January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. We are currently evaluating the potential impact on our consolidated financial statements and related disclosures.

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
The Company is subject to ongoing IRS examinations. The years 2015 through 2021 are open years under examination. The years 2012, 2013 and 2014 had one matter open, and a Tax Court petition was filed regarding the matter and a trial was held in December 2018 and is discussed further below.
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
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these issues were resolved through the Company entering into an agreement with the tax authorities in March 2023 in respect of the pricing of its international transactions. The Company recorded tax expense of approximately     $22.3 million during the year ended December 31, 2023, due to the terms of this agreement. The remaining issues are in the audit phase or are being challenged in the Indian tax courts.
The Company has recorded a net reserve for uncertain tax positions of $287.1 million and $298.1 million, including interest and penalties, in connection with its international audits at December 31, 2023 and 2022, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
As of December 31, 2023 and 2022, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $272.8 million and $296.7 million, respectively, of which $191.4 million as of December 31, 2023 would affect the Company’s effective tax rate if recognized, with the remainder being offset by potential correlative adjustments. Related accrued interest and penalties included in the consolidated balance sheets were $115.7 million and $106.4 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $15.4 million, $21.1 million, and $18.5 million of tax expense, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Unrecognized tax benefit — beginning of year	$296.7	$322.9	$391.1
Additions for current year tax positions	—	8.2	—
Additions for prior year tax positions	3.0	1.0	—
Reductions for prior year tax positions	(4.6)	(5.8)	(9.1)
Settlements	(2.1)	(0.4)	(47.3)
Reductions due to expirations of statute of limitations	(13.0)	(1.9)	(7.0)
Reduction due to acquisition	—	(27.3)	(4.8)
Impact of foreign currency translation	(7.2)	—	—
Unrecognized tax benefit — end of year	$272.8	$296.7	$322.9
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $40.0 million, involving international and state audits and settlements and expiring statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.
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
The following table summarizes stock awards (stock options and SARs) activity under the 2020 Incentive Plan and 2003 LTIP:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2020	6,711,731	$35.36
Forfeited	(1,135,241)	26.39
Outstanding at December 31, 2021	5,576,490	$37.19
Forfeited	(1,126,848)	31.91
Outstanding at December 31, 2022	4,449,642	$38.53
Granted	283,361	7.68
Exercised	(26,457)	5.65
Forfeited	(547,213)	32.63
Outstanding at December 31, 2023	4,159,333	$37.41
Vested and expected to vest at December 31, 2023	4,141,672	$37.53
Exercisable at December 31, 2023	4,014,981	$38.42

As of December 31, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 3.7 years, 3.7 years and 3.5 years, respectively. Also, at December 31, 2023, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.6 million, $0.6 million, and $0.3 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2022 to December 31, 2023 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2022	27,271,926	$11.81
Granted	20,402,621	11.16
Released	(13,758,000)	12.30
Forfeited	(2,819,764)	11.54
Nonvested at December 31, 2023	31,096,783	$11.20
Of the 20,402,621 Restricted Stock Awards granted during the year ended December 31, 2023, 14,104,207 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining Restricted Stock Awards granted, 299,207 are not subject to market conditions and will cliff vest within a three-year period, and 5,999,207 are subject to market or performance conditions and will cliff vest in three years or less.
As of December 31, 2023, the Company had $181.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the years ended December 31, 2023 and 2022 was $169.2 million and $51.8 million, respectively.

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
Included in accumulated other comprehensive loss as of December 31, 2023 and 2022 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2023	2022	2023	2022
Unrecognized actuarial net gain	$(268.1)	$(293.6)	$(43.4)	$(22.0)
Unrecognized prior service cost (credit)	19.7	4.0	(3.0)	(3.7)
Total	$(248.4)	$(289.6)	$(46.4)	$(25.7)

The unrecognized net actuarial gains exceeded 10% of the higher of the market value of plan assets or the projected benefit obligation at the beginning of the year for certain of the plans, therefore, amortization of such excess has been included in net periodic benefit costs for pension and other postretirement benefits in each of the last three years. The amortization period is the average remaining service period that active employees are expected to receive benefits, unless a plan is mostly inactive in which case the amortization period is the average remaining life expectancy of the plan participants. Unrecognized prior service cost (credit) is amortized over the future service periods of those employees who are active at the dates of the plan amendments and who are expected to receive benefits. If all or almost all of a plan's participants are inactive, unrecognized prior service cost is amortized over the remaining life expectancy of those participants.
The change in accumulated other comprehensive loss in 2023 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial loss (gain)	$8.3	$(22.8)
Amortization of actuarial gain	20.5	1.4
Unrecognized prior service cost	16.3	—
Amortization of prior service (credit) cost	(1.0)	0.7
Impact of foreign currency translation	(2.9)	—
Net change	$41.2	$(20.7)
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Service cost	$26.6	$32.6	$38.6	$2.1	$3.4	$3.4
Interest cost	63.6	36.8	31.6	6.9	3.7	2.6
Expected return on plan assets	(62.6)	(64.6)	(66.1)	—	—	—
Plan curtailment, settlement and termination	(3.8)	2.3	(16.5)	—	(3.9)	—
Amortization of prior service cost (credit)	2.1	0.9	0.9	(0.7)	(0.6)	—
Recognized net actuarial (gains) losses	(18.3)	(0.2)	1.3	(1.4)	0.3	0.2
Net periodic benefit cost	$7.6	$7.8	$(10.2)	$6.9	$2.9	$6.2
During the year ended December 31, 2021, the Company recognized a settlement gain as a result of cash payments from lump sum elections related to the U.S. and Puerto Rico pension plans.

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2023 and 2022.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2023	2022	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,379.0	$1,946.6	$137.5	$188.4
Service cost	26.6	32.6	2.1	3.4
Interest cost	63.6	36.8	6.9	3.7
Participant contributions	0.5	3.3	4.1	4.5
(Divestitures) acquisitions	(8.8)	2.8	—	—
Plan settlements and terminations	8.6	(82.0)	—	(4.5)
Actuarial losses (gains)	40.8	(439.4)	(22.8)	(43.3)
Benefits paid	(74.0)	(54.1)	(15.2)	(14.7)
Impact of foreign currency translation	7.3	(67.6)	—	—
Projected benefit obligation, end of year	$1,443.6	$1,379.0	$112.6	$137.5

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,067.1	$1,366.4	$—	$—
Actual return on plan assets	95.2	(138.1)	—	—
Company contributions	41.7	25.6	11.1	10.2
Participant contributions	0.5	3.3	4.1	4.5
Divestitures	(12.1)	—	—	—
Plan settlements	(7.1)	(85.9)	—	—
Benefits paid	(74.0)	(54.1)	(15.2)	(14.7)
Impact of foreign currency translation	(1.9)	(50.1)	—	—
Fair value of plan assets, end of year	1,109.4	1,067.1	—	—
Funded status of plans	$(334.2)	$(311.9)	$(112.6)	$(137.5)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2023 and 2022:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2023	2022	2023	2022
Noncurrent assets	$89.3	$118.3	$—	$—
Current liabilities	(20.0)	(14.6)	(13.8)	(15.4)
Noncurrent liabilities	(403.5)	(415.6)	(98.8)	(122.1)
Net accrued benefit costs	$(334.2)	$(311.9)	$(112.6)	$(137.5)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $1.36 billion and $1.31 billion at December 31, 2023 and 2022, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2023 and 2022 were as follows:

	December 31,
(In millions)	2023	2022
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,058.1	$1,026.5
Accumulated benefit obligation	1,023.5	999.3
Fair value of plan assets	642.4	604.9
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2023 and 2022 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.4	$—	$—	$17.4
Equity securities	401.6	30.3	—	431.9
Fixed income securities	175.9	281.6	—	457.5
Assets held by insurance companies and other	181.4	17.2	4.0	202.6
Total	$776.3	$329.1	$4.0	$1,109.4

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$34.2	$0.9	$—	$35.1
Equity securities	42.9	353.4	—	396.3
Fixed income securities	181.6	271.5	—	453.1
Assets held by insurance companies and other	76.9	97.9	7.8	182.6
Total	$335.6	$723.7	$7.8	$1,067.1
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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2023 and 2022:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Discount rate	4.5%	4.8%	5.0%	5.4%
Expected return on plan assets	6.1%	5.0%	—%	—%
Rate of compensation increase	3.7%	3.7%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2023:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	4.8%	2.3%	1.9%	5.4%	2.5%	1.9%
Expected return on plan assets	6.1%	5.0%	5.1%	—%	—%	—%
Rate of compensation increase	3.7%	3.1%	2.9%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2023 was 6.9% declining to a projected 4.0% in the year 2046. For 2024, the assumed weighted-average healthcare cost trend rate used will be 8.6% declining to a projected 4.0% in the year 2048. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2024	$100.6	$13.8
2025	99.1	13.8
2026	97.5	13.7
2027	105.2	13.1
2028	100.8	12.4
Thereafter	521.4	50.5
Total	$1,024.6	$117.3
Defined Contribution Plans
The Company sponsors defined contribution plans covering its employees in the U.S. and Puerto Rico, as well as certain employees in a number of countries outside the U.S. The Company’s domestic defined contribution plans consist primarily of a Profit Sharing 401(k) Plan and other 401(k) retirement plans. Profit sharing contributions are made at the discretion of the Company. The Company’s non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the consolidated statements of operations when they are earned.

The Company maintains a 401(k) Restoration Plan, which permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the 401(k) Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.
The Company maintains an Income Deferral Plan, which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the 401(k) Restoration Plan. In addition, under the Income Deferral Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted.
Total employer contributions to defined contribution plans were approximately $129.3 million, $111.5 million and $107.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

15.Segment Information
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its broad and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in China, Taiwan and Hong Kong. Our JANZ segment reflects our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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
◦Certain costs related to transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) other significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and disposals of assets or businesses, including costs related to the Announced Divestitures and the Biocon Biologics Transaction, and, as applicable, any associated transition activities.
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

	Net Sales			Segment Profitability
	Years Ended December 31,			Years Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Reportable Segments:
Developed Markets	$9,251.9	$9,768.9	$10,428.7	$4,086.5	$4,878.1	$5,143.1
Greater China	2,160.4	2,201.2	2,212.8	1,426.8	1,512.5	1,397.1
JANZ	1,424.5	1,632.4	2,027.4	522.9	665.5	762.4
Emerging Markets	2,551.6	2,615.6	3,144.7	1,091.9	1,207.1	1,402.4
Total reportable segments	$15,388.4	$16,218.1	$17,813.6	$7,128.1	$8,263.2	$8,705.0

Reconciling items:
Intangible asset amortization expense				(2,317.1)	(2,504.6)	(2,702.2)
Intangible asset disposal & impairment charges				(32.0)	(173.5)	(102.8)
Impairment of goodwill				(580.1)	(117.0)	—
Globally managed research and development costs				(805.2)	(662.2)	(681.0)
Acquired IPR&D				(105.5)	(36.4)	(70.1)
Litigation settlements & other contingencies				(111.6)	(4.4)	(329.2)
Transaction related and other special items				(774.4)	(1,026.9)	(2,832.2)
Corporate and other unallocated				(1,636.0)	(2,123.3)	(2,021.5)
Earnings (loss) from operations				$766.2	$1,614.9	$(34.0)

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2023, 2022, and 2021:

	Percentage of Consolidated Net Sales
	2023	2022	2021
McKesson Corporation	10%	11%	9%
AmerisourceBergen Corporation	10%	10%	9%
Cardinal Health, Inc.	5%	5%	5%
Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2023	2022	2021
United States	$3,551.8	$3,946.6	$4,176.4
China	1,889.0	1,951.3	1,981.5
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
In conjunction with the Combination, Viatris entered into a TSA with Pfizer pursuant to which each party provided certain limited transition services to the other party. In addition to the monthly service fees under the TSA, Viatris has agreed to reimburse Pfizer for fifty percent of the costs, up to the first $380 million incurred, to establish and wind down the TSA services. Viatris will be required to fully reimburse Pfizer for total costs in excess of $380 million. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $5.5 million, $54.5 million, and $30.4 million, respectively, related to this provision of the TSA, and approximately $143.5 million during the period beginning on the closing date of the Combination and ended December 31, 2023. As of December 31, 2022, the Company had exited substantially all transition services with Pfizer.

In addition, the Company entered into retention agreements with certain key employees, whereby they agreed to continue to provide service to the Company for a period of time after the Combination. The Company is recording the expense for these agreements over the applicable service periods.

At the time of closing of the Biocon Biologics Transaction, Viatris and Biocon Biologics also entered an agreement pursuant to which Viatris was providing commercialization and certain other transition services on behalf of Biocon Biologics, including billings, collections and the remittance of rebates, to ensure business continuity for patients, customers and colleagues. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023.
In connection with the Announced Divestitures, Viatris has agreed, at the closing of the respective transactions, to enter into transition services and manufacturing and supply agreements pursuant to which the Company will provide services to the respective purchasers, substantially the same as we currently provide to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have agreed, at the closing of the respective transactions, to enter into distribution agreements for certain markets for a limited period of time. In connection with our API business divestiture, we have agreed to enter into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction.

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

17.Restructuring
2020 Restructuring Program
During 2020, Viatris announced a significant global restructuring program in order to achieve synergies and ensure that the organization was optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other stakeholders. As part of the restructuring, the Company optimized its commercial capabilities and enabling functions, and closed, downsized or divested certain manufacturing facilities globally that were deemed to be no longer viable either due to surplus capacity, challenging market dynamics or a shift in its product portfolio toward more complex products. The actions under the 2020 restructuring program were substantially completed during 2023.
Since the initiation of the 2020 restructuring program, the Company has incurred total pre-tax charges of approximately $1.4 billion through December 31, 2023. Such charges included approximately $450 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs, and cash costs of approximately $950 million, primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations and other plant disposal costs.
The following table summarizes the restructuring charges and the reserve activity for the restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2020	$262.6	$4.8	$267.4
Charges (3)	396.1	496.1	892.2
Reimbursable restructuring charges	26.4	—	26.4
Cash payment	(385.5)	(151.7)	(537.2)
Utilization	—	(345.0)	(345.0)
Foreign currency translation	(7.0)	(0.1)	(7.1)
Balance at December 31, 2021	$292.6	$4.1	$296.7
Charges (2)	38.2	48.3	86.5
Cash payment	(170.1)	(15.3)	(185.4)
Utilization	—	(34.9)	(34.9)
Foreign currency translation	(5.1)	(0.3)	(5.4)
Balance at December 31, 2022	$155.6	$1.9	$157.5
Charges (1)	17.6	107.6	125.2
Cash payment	(77.8)	(10.3)	(88.1)
Utilization (4)	(4.0)	(99.2)	(103.2)
Foreign currency translation	0.8	—	0.8
Balance at December 31, 2023	$92.2	$—	$92.2
____________
(1)     For the year ended December 31, 2023, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $80.3 million, $0.4 million, $29.5 million, $13.9 million, and $1.1 million, respectively.
(2)     For the year ended December 31, 2022, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $74.6 million, $2.5 million, $0.9 million, $8.2 million, and $0.3 million, respectively.
(3)     For the year ended December 31, 2021, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $623.8 million, $5.8 million, $138.1 million, and $94.1 million and $30.4 million, respectively.
(4)     For the year ended December 31, 2023, other exit costs included expense of $71.6 million relating to plant divestitures.
At December 31, 2023 and 2022, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the consolidated balance sheets.

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
Our potential maximum development milestones not accrued for at December 31, 2023 totaled approximately $415 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $89 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of December 31, 2023, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive royalties and sales-based milestones.
In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement, which is expected in the first half of 2024. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during the year ended December 31, 2023.

The Company holds investments in preferred shares of Mapi that are accounted for at cost, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. During the year ended December 31, 2023, the Company made an additional investment of $30.0 million in preferred shares of Mapi. The preferred shares are convertible on a one-to-one basis into Mapi ordinary shares at Viatris’ option. The Company recognized a gain of $45.6 million during the year ended December 31, 2023 as a result of remeasuring our pre-existing equity interest in Mapi, which was recorded as a component of Other Income, Net in the consolidated statements of operations. The Company has determined that Mapi represents a variable interest entity (“VIE”), but has concluded that Viatris is not the primary beneficiary of Mapi as we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we have not consolidated Mapi’s results of operations and financial position into our consolidated financial statements.

As of December 31, 2023 and 2022, our consolidated balance sheets included, within Other Assets, $132.1 million and $56.4 million, respectively, related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million and $16.5 million, respectively, and within Prepaid Expenses and Other Current Assets, $52.5 million and $42.5 million, respectively, related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances.

Revance
The Company and Revance have entered into an agreement pursuant to which the Company and Revance are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. Under the agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is being shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses.
Theravance Biopharma
The Company has a development and commercialization collaboration with Theravance Biopharma, for revefenacin. On November 9, 2018, the Company announced that the FDA approved the NDA for YUPELRI® (revefenacin) inhalation solution for the maintenance treatment of patients with COPD. YUPELRI®, a LAMA, is the first and only once-daily, nebulized bronchodilator approved for the treatment of COPD in the U.S. Viatris is responsible for commercial manufacturing and commercialization. Theravance Biopharma is co-promoting the product in the hospital channel under a profit-sharing arrangement.
The Company has also acquired exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR and Taiwan, for an upfront payment of $18.5 million and additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2023, the Company has paid a total of $50.0 million in milestone payments to Theravance Biopharma.
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
EpiPen® Auto-Injector Litigation

On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, after Plaintiffs’ then operative complaint was dismissed with an option to file a limited amended complaint, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations concerning a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. Plaintiffs’ seek monetary damages, declaratory relief, attorneys’ fees and costs. A trial is currently scheduled to begin in March 2026.

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. These actions have been consolidated. Plaintiffs’ seek monetary damages, attorneys’ fees and costs. A class certification motion is pending.
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

The Company has a total accrual of approximately $5.5 million related to these matters at December 31, 2023, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products and class certification motions are pending in that matter.

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

On January 31, 2024, the United States Judicial Panel on Multidistrict Litigation (“JPML”) granted the Attorneys Generals’ motion to remand the aforementioned complaints to the U.S. District Court for the District of Connecticut. The order is currently stayed while Defendants challenge remand.

Securities Related Litigation
Purported class action complaints were filed in October 2016 against Mylan N.V. and Mylan Inc. (collectively, for the purposes of this paragraph, “Mylan”), certain of Mylan’s former directors and officers, and certain of the Company’s current directors and officers (collectively, for purposes of this paragraph, the “defendants”) in the United States District Court for the Southern District of New York (“SDNY”) on behalf of certain purchasers of securities of Mylan on the NASDAQ (“SDNY Class Action Litigation”). The complaints alleged that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program. On March 20, 2017, a consolidated amended complaint was filed alleging substantially similar claims, but adding allegations that defendants made false or misleading statements and omissions of purportedly material fact in connection with allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs.

The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. On March 30, 2023, the Court dismissed all of Plaintiffs’ claims by granting Defendants’ motion for summary judgment and denying Plaintiffs’ cross-motion for partial summary judgment. Plaintiffs’ appeal to the U.S. Court of Appeals for the Second Circuit is pending.

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

On October 28, 2021, the Company and certain of its then officers and directors were named as defendants in a putative class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan shareholders who received Company common stock in connection with the Combination. A non-Viatris affiliated company and persons were also named as defendants. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for purportedly failing to disclose or misrepresenting material information in the registration statement and related prospectus issued in connection with the Combination. On January 3, 2023, an amended complaint was filed naming the same defendants and alleging the same violations as the original complaint. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other equitable and injunctive relief. A settlement has been reached to fully resolve this matter, subject to court approval.

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
On January 13, 2023, the Company received a civil subpoena from the Attorney General of the State of New York seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. A similar subpoena was received in January 2024 from the Attorney General of the State of Alaska. The Company is fully cooperating with these subpoena requests.

The Company has accrued $77.5 million in connection with the possible resolution of certain of these matters at December 31, 2023, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

Meda Sweden Commercial Dispute
On August 30, 2021, Ocular AS and other related entities (“Claimants”) initiated an arbitration in Sweden against Meda OTC AB and Meda AB (collectively, “Meda”) alleging breach of a 2013 sale and purchase agreement between Claimants and Meda concerning commercialization of a dental hygiene product. Claimants sought approximately $155 million in purported damages, plus interest and costs. In May 2023, the arbitration panel ruled in Claimants’ favor and Meda resolved the matter for approximately $21.8 million, which was expensed and paid in 2023.

Citalopram
In 2013, the European Commission issued a decision finding that Lundbeck and several generic companies, including Generics [U.K.] Limited (“GUK”), had violated EU competition rules relating to various settlement agreements entered into in 2002 for citalopram. After various appeals, the European Commission’s decision was upheld in March 2021. On March 28, 2023, bodies of the national health authorities in England & Wales served a claim in the U.K. Competition Appeals Tribunal against parties to the citalopram investigation, including GUK, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. GUK, beginning in approximately 2018, has received notices from other health service authorities and insurers asserting an intention to file similar claims. Pursuant to an indemnification agreement, Merck KGaA and GUK have agreed to equally share any damages claimed against Merck KGaA and/or GUK alleged to have been caused by the conduct which is the subject of the European Commission decision.

The Company has accrued approximately €11.5 million as of December 31, 2023 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $64.9 million as of December 31, 2023 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
The Company has approximately $5.1 million accrued related to its intellectual property matters at December 31, 2023. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.
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

Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. In February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina, asserting infringement of the patents by the generic companies. The actions filed in Delaware and North Carolina have been dismissed and the actions will proceed in New Jersey. The Company has entered into settlement agreements with Teva, Accord, Orbicular, and Lupin granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. Three ANDA filers remain in the litigation.

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

Amitiza
In September 2023, Sawai Pharmaceutical Co. (“Sawai”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the relevant patents, including the ‘353 patent. Towa Pharmaceutical Co. Ltd. also filed a challenge to the ‘353 patent term extension in January 2024. Separately, in December 2023, Sawai filed an invalidity action with the JPO against the ‘353 patent itself. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. For the 12µg strength, other licensed patents with patent term extension dates – including one with an expiration of December 2028 – have not been challenged.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $6.6 million accrued related to these various other legal proceedings at December 31, 2023.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
Management’s Report on ICFR is on page 80, which is incorporated herein by reference. The effectiveness of the Company’s ICFR as of December 31, 2023 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 84, which is incorporated herein by reference.
ITEM 9B.Other Information
Trading Arrangements
On November 28, 2023, JoEllen Lyons Dillon, a director of the Company, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 20,000 shares of the Company’s common stock until all such shares are sold or March 4, 2025, whichever comes first.

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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	35,256,116	$14.29	29,265,309
Equity compensation plans not approved by security holders	—	—	—
Total	35,256,116	$14.29	29,265,309
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
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2023	$114.7	26.6	—	(22.5)	$118.8
Year ended December 31, 2022	$154.5	21.5	—	(61.3)	$114.7
Year ended December 31, 2021	$159.9	16.0	—	(21.4)	$154.5
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$387.0	41.0	16.1	(22.7)	$421.4
Year ended December 31, 2022	$780.4	42.7	—	(436.1)	$387.0
Year ended December 31, 2021	$443.6	82.2	260.8	(6.2)	$780.4
____________
(1)These amounts include balances from acquisitions.
(2)These amounts include balances reclassified to Assets Held for Sale and Liabilities Held for Sale.

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
2.2(b)
Amendment No. 1, dated as of February 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed by Mylan N.V. as Exhibit 2.1 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.

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
2.3(c)
Omnibus Amendment No. 1, effective as of May 17, 2023, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilar Collaborations Ireland Limited, Biosimilars Newco Limited, and Biocon Biologics Limited, filed by Viatris Inc. as Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.

2.3(d)	Omnibus Amendment No. 2, effective as of December 19, 2023, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilars Newco Limited, and Biocon Biologics Limited.^
2.4(a)
Put Option Agreement, dated October 1, 2023, between Cooper Consumer Health SAS and Viatris Inc., filed by Viatris Inc. as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.^

2.4(b)
Transaction Agreement, dated as of January 29, 2024, by and among Cooper Consumer Health SAS, Cooper Consumer Health IT S.r.l., Viatris Inc., Viatris Italia S.r.l. and Ipex AB, filed by Viatris Inc. as Exhibit 2.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on January 30, 2024, and incorporate herein by reference. ^

3.1(a)	Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 13, 2020, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
3.1(b)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Upjohn Inc., effective as of November 16, 2020, filed as Exhibit 3.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

3.1(c)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Viatris Inc., effective as of December 15, 2023.
3.1(d)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Viatris Inc., effective as of December 15, 2023.
3.2
Amended and Restated Bylaws of Viatris Inc., effective as of December 15, 2023, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on December 15, 2023, and incorporated herein by reference.

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
10.1(b)
Form of Make-Whole Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan, filed by Viatris Inc. as Exhibit 10.1(b) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(c)
Form of Retention Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan, filed by Viatris Inc. as Exhibit 10.1(c) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(d)
Form of Restricted Stock Unit Award Agreement under the Viatris 2020 Stock Incentive Plan for Michael Goettler and Sanjeev Narula, filed by Viatris Inc. as Exhibit 10.1(d) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(e)
Value Creation Incentive Award Performance-Based Restricted Stock Unit Award Agreement for Robert J. Coury under the Viatris Inc. 2020 Stock Incentive Plan, effective as of November 23, 2020, filed by Viatris Inc. as Exhibit 10.1(e) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(f)
Form of Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(g)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(h)
Form of Director Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(i)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 3, 2023, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.*

10.1(j)	Oyster Point Pharma, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(k)	Oyster Point Pharma, Inc. 2019 Equity Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(l)	Oyster Point Pharma, Inc. 2021 Inducement Plan, filed as Exhibit 99.3 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*

10.2
Letter Agreement entered into on February 6, 2020 by and between Pfizer Inc. and Sanjeev Narula, filed by Viatris Inc. as Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.3
Letter Agreement entered into on June 25, 2019 by and between Pfizer Inc. and Sanjeev Narula, filed by Viatris Inc. as Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.4
Letter Agreement entered into on June 26, 2019 by and between Pfizer Inc. and Michael Goettler, filed by Viatris Inc. as Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.5
Letter Agreement entered into on July 29, 2019 by and between Pfizer Inc. and Michael Goettler, filed by Viatris Inc. as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.6
Severance Agreement entered into on December 3, 2020 by and between Viatris Inc. and Michael Goettler, filed by Viatris Inc. as Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.7
Separation Agreement with Michael Goettler, dated February 24, 2023, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.8
Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Rajiv Malik, filed by Viatris Inc. as Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.9
Retention Agreement entered into on December 3, 2020, by and between Viatris Inc. and Anthony Mauro, filed by Viatris Inc. as Exhibit 10.1 to Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.10
Executive Employment Agreement, entered into on November 20, 2020, by and between Viatris Inc. and Robert J. Coury, filed by Viatris Inc. as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.11
Transition and Advisory Agreement and Release, dated May 19, 2023, by and between Viatris Inc. and Robert J. Coury, filed by Viatris Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.*

10.12
Offer Letter with Scott A. Smith, dated February 24, 2023, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.13	Offer Letter with Theodora (Doretta) Mistras, dated December 15, 2023.*
10.14	Retirement and Operating Consulting Agreement and Release with Rajiv Malik, dated October 20, 2023.*
10.15	Separation Agreement and Release with Anthony Mauro, dated October 20, 2023.*
10.16	Separation Agreement and Release with Sanjeev Narula, dated December 15, 2023.*
10.17(a)	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. with the SEC on May 25, 2016, and incorporated herein by reference.*
10.17(b)	Amendment to Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. on May 25, 2016, and incorporated herein by reference.*
10.17(c)	Amendment to the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.17(d)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*
10.17(e)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.17(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.17(g)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(l) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.17(h)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.17(i)
Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.18	Mylan N.V. Severance Plan and Global Guidelines, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.19	Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.20(a)	Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.20(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.21(a)	Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.21(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.21(c)	Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.22(a)	Mylan 401(k) Restoration Plan, dated January 1, 2010, filed by Mylan Inc. as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.22(b)	Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.23(a)	Mylan Executive Income Deferral Plan, filed by Mylan Inc. as Exhibit 10.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.23(b)	Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.24	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.25	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.26	Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed by Mylan N.V. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.27
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed by Mylan N.V. as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.28	2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.29 to the Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference.*
10.29
Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers, filed by Viatris Inc. as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.30	Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.31	Form of Indemnification Agreement between Mylan N.V. and directors, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.*
10.32(a)
Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.32(b)
LIBOR Transition Amendment, dated as of April 28, 2023, to the Amended and Restated Revolving Credit Agreement, dated as of July 1, 2021, among Viatris Inc., the guarantors from time to time party thereto, the lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent, filed by Viatris Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.^

10.33
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.34
Form of Commercial Paper Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.35	Settlement Agreement with the U.S. Department of Justice and two relators finalizing the Medicaid drug rebate settlement, dated August 16, 2017, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.36	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Mylan Inc. and Mylan Specialty L.P., dated August 16, 2017, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on August 21, 2017, and incorporated herein by reference.
10.37(a)	Asset Purchase Agreement, dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed by Mylan N.V. as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2020, and incorporated herein by reference.^
10.37(b)
Amendment No. 1, dated as of November 5, 2020, to the Asset Purchase Agreement dated as of September 7, 2020, between Aspen Global Incorporated and Mylan Ireland Limited, filed by Viatris Inc. as Exhibit 10.34(b) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference. ^

10.38	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.39	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^

10.40	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.41	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.42	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.43	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.44	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.45	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
21	Subsidiaries of the registrant.
22	List of subsidiary guarantors and issuers of guaranteed securities.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Viatris Inc. Incentive-Based Compensation Recovery Policy, effective December 1, 2023.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.
^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2024.

Viatris Inc.

by	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2024.

Signature	Title

/s/ SCOTT A. SMITH	Chief Executive Officer and Director
Scott A. Smith	(Principal Executive Officer)

/s/ SANJEEV NARULA	Chief Financial Officer
Sanjeev Narula	(Principal Financial Officer)

/s/ PAUL B. CAMPBELL	Chief Accounting Officer and Corporate Controller
Paul B. Campbell	(Principal Accounting Officer)

/s/ MELINA HIGGINS	Chair of the Board of Directors
Melina Higgins

/s/ W. DON CORNWELL	Director
W. Don Cornwell

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ LEO GROOTHUIS	Director
Leo Groothuis

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ HARRY A. KORMAN	Director
Harry A. Korman

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ RICHARD A. MARK	Director
Richard A. Mark

/s/ MARK W. PARRISH	Vice Chair and Director
Mark W. Parrish