Form 10-K/A
period 2023-12-31
Viatris Inc
filed 2024-04-26
CIK 1792044

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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of April 24, 2024 wa
s 1,190,662,399
.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Pittsburgh, Pennsylvania	Auditor Firm ID: 34

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, originally filed on February 28, 2024 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2023. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, the “Company”, “Viatris”, “our”, and “we” mean Viatris Inc. and its subsidiaries, “NASDAQ” means The NASDAQ Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States (“U.S.”).
Forward-Looking Statements
This Amendment contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased
strategic vision and potential and announced divestitures, acquisitions, or other transactions; the benefits and synergies of such divestitures, acquisitions, or other transactions, or restructuring programs, future opportunities for the Company and its products and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•
the possibility that the Company may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives (including divestitures, acquisitions, or other potential transactions) or move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio;

•
the possibility that the Company may be unable to achieve intended or expected benefits, goals, outlooks, synergies, growth opportunities and operating efficiencies in connection with divestitures, acquisitions, other transactions, or restructuring programs, within the expected timeframes or at all;

•
with respect to previously announced divestitures that have not been consummated, including the divestiture of substantially all of our over-the-counter
business (“OTC Business”), such divestitures not being completed on the expected timelines or at all and the risk that the conditions set forth in the definitive agreements with respect to such divestitures will not be satisfied or waived;

•
with respect to previously announced divestitures, failure to realize the total transaction values for the divestitures and/or the expected proceeds for any or all such divestitures, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration;

•	goodwill or impairment charges or other losses related to the divestiture or sale of businesses or assets (including but not limited to announced divestitures that have not yet been consummated);

•	the Company’s failure to achieve expected or targeted future financial and operating performance and results;

•	the potential impact of public health outbreaks, epidemics and pandemics;

•	actions and decisions of healthcare and pharmaceutical regulators;

•
changes in relevant laws, regulations and policies and/or the application or implementation thereof, including but not limited to tax, healthcare and pharmaceutical laws, regulations and policies globally (including the impact of recent and potential tax reform in the U.S. and pharmaceutical product pricing policies in China);

•	the ability to attract, motivate and retain key personnel;

•	the Company’s liquidity, capital resources and ability to obtain financing;

•	any regulatory, legal or other impediments to the Company’s ability to bring new products to market, including but not limited to “at-risk launches”;

•	success of clinical trials and the Company’s or its partners’ ability to execute on new product opportunities and develop, manufacture and commercialize products;

•
any changes in or difficulties with the Company’s manufacturing facilities, including with respect to inspections, remediation and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;

•	the scope, timing and outcome of any ongoing legal proceedings, including government inquiries or investigations, and the impact of any such proceedings on the Company;

•	any significant breach of data security or data privacy or disruptions to our information technology (“IT”) systems;

•	risks associated with having significant operations globally;

•	the ability to protect intellectual property and preserve intellectual property rights;

•	changes in third-party relationships;

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
Non-GAAP
Financial Measures
This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP
financial measures, including adjusted EBITDA, free cash flow and gross leverage ratio, are presented in order to supplement investors’ and other readers’ understanding and assessment of Viatris’ financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP
financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using these adjusted metrics, along with other performance metrics. In addition, the Company believes that including EBITDA and supplemental adjustments applied in presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and is used, in part, for management’s incentive compensation. Appendix A to this Amendment contains reconciliations of such non-GAAP
financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP
measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP
measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

VIATRIS INC.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2023

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth the names, ages, and positions of Viatris’ executive officers as of April 24, 2024:

Scott A. Smith	62	Chief Executive Officer (principal executive officer)
Theodora (Doretta) Mistras	42	Chief Financial Officer (principal financial officer)
Paul Campbell	57	Chief Accounting Officer and Corporate Controller (principal accounting officer)
Brian Roman	54	Chief Legal Officer
Dr. Corrine Le Goff	58	Chief Commercial Officer

Scott A. Smith. Mr. Smith has served as Viatris’ Chief Executive Officer (“CEO”) since April 1, 2023. His responsibilities include leading the daily management and the overall performance of the Company and executing on the strategies developed in collaboration with the Board of Directors of the Company (the “Board”), among other responsibilities. Mr. Smith is also a member of the Board and additional details regarding his background and experience can be found under the heading “Viatris’ Board of Directors” on page 13.

Doretta Mistras. Ms. Mistras has served as Viatris’ Chief Financial Officer (“CFO”) since March 1, 2024. Her responsibilities include oversight of the global Finance Department, which includes corporate controllership, financial planning and analysis, internal audit, Global Integrated Services, and tax and Treasury functions, among others. Prior to joining the Company as of January 1, 2024 as CFO-elect, Ms. Mistras was Managing Director, Healthcare Investment Banking at Citigroup Global Markets from September 2019 to December 2023 and prior to that was Managing Director, Healthcare Investment Banking from 2016 to 2019 at Goldman Sachs, where she spent over 15 years in their investment banking healthcare group. She has almost two decades of leadership, advisory and capital markets experience helping guide corporate boards and leadership teams on matters affecting corporate strategy, including business development, financial planning, corporate finance and investor relations. Ms. Mistras has also advised leading healthcare corporations on a multitude of important financial and strategic decisions, including mergers and acquisitions (“M&A”), joint ventures, and capital markets transactions.

Paul Campbell. Mr. Campbell has served as Viatris’ Chief Accounting Officer and Corporate Controller since the closing of the transaction pursuant to which Viatris, formerly known as Upjohn Inc., Mylan N.V. (“Mylan”) and Pfizer Inc. (“Pfizer”) consummated the combination of Mylan with Pfizer’s Upjohn business (the “Upjohn Business”) through a Reverse Morris Trust transaction (the “Combination”) on November 16, 2020. He is responsible for oversight of the day-to-day operations of the accounting and finance functions of the Company, including planning, implementing, and managing the Company’s finance and accounting activities. Prior to the closing of the Combination, Mr. Campbell was Mylan’s Chief Accounting Officer, Senior Vice President and Controller. Before his appointment as Chief Accounting Officer in November 2015, Mr. Campbell served as Mylan’s Senior Vice President and Controller beginning in May 2015, with responsibility for overseeing the company’s accounting and financial operations and reporting, and he previously held roles of increasing responsibility at Mylan since 2002.

Brian Roman. Mr. Roman served as Viatris’ Global General Counsel since the closing of the Combination on November 16, 2020 and was named Chief Legal Officer on April 1, 2024. His responsibilities include oversight of the Company’s global legal organization, including securities, global contracts, labor and employment, global regulatory, business development, litigation, and intellectual property, and, together with the Compliance and Risk Oversight Committee, overseeing the Company’s compliance function, among other areas. From July 2017 until the closing of the Combination, Mr. Roman was Mylan’s Global General Counsel, with similar responsibilities for oversight of the global legal organization. Prior to 2017, Mr. Roman served as Mylan’s Chief Administrative Officer from January 2016 until June 2017, with responsibility for oversight of the Human Relations, Compliance, Facilities, Security, Information Security, and Privacy functions. He served as Mylan’s Senior Vice President and Chief Compliance Officer from April 2010 until December 2015 and Vice President and General Counsel, North America from October 2005 until April 2010.

Dr. Corinne Le Goff, Pharm D. Dr. Le Goff has served as Chief Commercial Officer since April 15, 2024. Her responsibilities include oversight of the Company’s global commercial function, including Developed Markets, Emerging Markets, Japan, Australia and New Zealand (“JANZ”) and Greater China. As a result of this appointment, the Company’s President, JANZ and Emerging Markets and President, Greater China now report to Dr. Le Goff (and, as previously disclosed, the Company’s President, Developed Markets, departed from the Company effective as of April 1, 2024 as a result of an elimination of his position in connection with a realignment of the Company’s commercial function). Prior to joining the Company, Dr. Le Goff held roles at biotechnology companies, most recently as President, Chief Executive Officer and Director of Imunon, Inc. (“Imunon”), a clinical stage biotechnology company, from July 2022 until March 2024, where she led an organizational turnaround and rebranding effort (Imunon was known as Celsion Corporation until September 2022). Prior to Imunon, she was Chief Commercial Officer of Moderna, Inc. from January 2021 through January 2022 and served in various roles at Amgen Inc. from June 2015 to January 2021, including President of the U.S. business from March 2019 to January 2021, Senior Vice President of Global Product Strategy and Commercial Innovation from June 2018 to March 2019 and President of the Europe Region from June 2015 to May 2018. Dr. Le Goff also held various positions within the Roche Group, a publicly traded Swiss multinational healthcare company, including President of Roche’s French affiliate from May 2012 to May 2015. Dr. Le Goff has served on the board of directors of Longboard Pharmaceuticals Inc., a clinical-stage biopharmaceutical company since March 2021, most recently serving on that company’s Audit and Nominating and Corporate Governance Committees, and previously served on the boards of directors of EuroAPI S.A., which develops, manufactures, markets and distributes active pharmaceutical ingredients (“APIs”) and intermediates used in the formulation of medicines for human and veterinary use, from April 2022 to January 2023, Acticor Biotech SAS, a clinical stage biopharmaceutical company, from May 2022 to December 2023, and CFAO Group, a trading company, from October 2014 to October 2020.

Pursuant to Viatris Inc.’s Amended and Restated Bylaws (“Bylaws”), officers hold office until their successors are chosen and qualify in their stead or until their earlier death, resignation or removal.

Viatris’ Board of Directors

The members of the Board collectively have expertise in developing and overseeing strategies in the context of a complex and rapidly changing environment, as well as a deep understanding of the management team and culture of the Company, our global platforms, the healthcare systems in which we operate, and the opportunities and challenges facing the Company around the world. Our Board members have key skills and experiences in the areas outlined below, among many other areas. We are confident that the collective experience and expertise of our Directors enables the Board to effectively guide and oversee the management team and the strategy of the Company.

CEO and Public Company Management Experience

Directors who have experience in management at public companies provide valuable expertise on managing interests held among diverse stakeholders, including, among others, employees, patients and shareholders

	●	●	●			●	●	●	●	●	●	9/11

Corporate Governance/Corporate Social Responsibility (CSR) Experience

Directors with Corporate Governance/CSR experience are skilled in the successful operation of board oversight, cognizant of the impact that governance policies have on a public company and/or familiar with oversight of matters related to emerging social and environmental issues

	●	●	●	●	●	●	●		●	●	●	10/11

Finance, Accounting and Capital Markets Experience

Directors with a strong understanding of finance and accounting are essential for the Board to oversee our global financial reporting, internal controls, and capital structure, among other matters

	●	●	●		●	●		●	●	●	●	9/11

Global Business Experience

Viatris has operations and facilities around the world and, as such, benefits from directors who have experience working for companies with multinational reach and who provide insight on unique opportunities, challenges, and requirements associated with working across international markets

	●	●	●	●	●	●	●	●	●	●	●	11/11

Healthcare Industry Experience

Directors with experience in the healthcare industry provide valuable perspectives to our Board and management team regarding a broad range of issues and opportunities facing the Company, including industry conditions, product research and development (“R&D”), supply chain, customers, sustainable access to medicine, product quality and patient safety, and marketing

	●		●			●	●	●	●	●	●	8/11

Human Capital Management Experience

Attracting, developing and retaining talent globally are crucial to all aspects of the Company’s business, success, and strategy. We continue to build an inclusive and diverse culture that inspires leadership and accountability and encourages innovation. Directors with experience in succession planning, executive and/or director compensation, company culture and/or employee engagement (among other relevant areas) help to ensure that the Company’s culture reflects our mission and values

	●	●	●			●		●		●	●	7/11
Information Security Experience Experience in information security, data privacy, cybersecurity, or use of technology to facilitate business operations	●	●	●				●	●	●	●		7/11

Legal and Regulatory Oversight Experience

We operate in an industry that is closely scrutinized and highly regulated. Directors who have experience navigating challenges associated with this environment provide valuable insight to our Board and management team

	●	●		●				●				4/11

Risk Oversight/Compliance Experience

Pharmaceutical companies face a variety of complex opportunities, risks and compliance challenges. Directors who have experience monitoring and creating plans to address risk provide important insights that assist our Board and management in ensuring the long-term sustainability of our business

		●	●	●	●		●	●	●	●	●	9/11
Strategy and M&A Experience Viatris’ directors are responsible for developing the Company’s successful differentiated strategy, both organically and through strategic and opportunistic acquisitions	●	●	●	●	●	●	●	●	●	●	●	11/11

Additional background information for each Director is set forth immediately below.

Director since 2020 Age: 76* Board Committees: • Audit • Compliance and Risk Oversight Independent Director

W. Don Cornwell

•  Vice Chair (2009), Founder, Chairman and Chief Executive Officer (1988 - 2009), Granite Broadcasting Corporation

•  Chief Operating Officer (“COO”), Corporate Finance Department (1980 - 1988), Vice President, Investment Banking (1976 - 1988); joined the company in 1971, Goldman, Sachs & Co.

Key Skills and Experience:

•  CEO and Public Company Management, Corporate Governance, Global Business, Finance, Accounting and Capital Markets, and Strategy and M&A Experience developed during his various executive roles, more specifically during his years at Goldman Sachs, where he engaged in public and private financing and advised M&A transactions for publicly traded and privately owned companies, and further advanced through his founding and leadership of Granite Broadcasting

•  Human Capital Management and Information Security Experience gained while serving as the COO of the Corporate Finance Department of the Investment Banking Division of Goldman Sachs where he was responsible for the management of the department including building the operational infrastructure—IT, document production, training and recruiting—while the department of over 150 investment banking professionals was experiencing significant staffing growth in response to a dramatic increase in the volume of transactions they were handling

•  Mr. Cornwell also brings Healthcare Industry and Legal and Regulatory Oversight Experience to the Board

Other Current Public Company Boards:

•  American International Group, Inc. (NYSE: AIG) (since 2011), Director and member of the Audit and Nominating and Corporate Governance Committees

Former Public Company Boards:

•  Natura & Co Holding S.A. (NYSE: NTCO) (2020 - 2023), Director and most recently member of the Corporate Governance Committee

•  Avon Products, Inc. (2002 - 2020 when acquired by Natura), Director

•  Pfizer Inc. (NYSE: PFE) (1997 - the closing of the Combination in 2020), Director and most recently Chair of the Regulatory and Compliance Committee and member of the Governance and Sustainability Committee

Other Organizations:

•  Board of Trustees, Big Brothers Big Sisters of New York City

•  Vice Chairman of the Board of Directors, Blue Meridian Partners, a partnership of philanthropists that invests in strategies to impact social problems confronting young people and families in poverty

*   The Board, on the recommendation of the Governance and Sustainability Committee, has, in accordance with its Corporate Governance Principles, approved a waiver to the mandatory retirement age for Directors for Mr. Cornwell and determined that such waiver was in the best interests of the Company because of his continued extensive contributions to the Board and his knowledge and familiarity with the legacy Upjohn Business.

Director since 2020 Age: 60 Board Committees: • Audit • Compensation • Executive • Governance and Sustainability (Chair) Independent Director

JoEllen Lyons Dillon

•  Executive Vice President, Strategic Developments and Capital Markets (2014-2017); Chief Legal Officer and Corporate Secretary, The ExOne Company (2013-2017). ExOne merged with Desktop Metal (NYSE: DM) in November 2021. ExOne was a global provider of three-dimensional (3D) printing machines and printed products, materials and other services to industrial customers creating products in metal on a worldwide basis.

•  Partner (2002 - 2011), Reed Smith LLP, a law firm

•  Partner (1997 - 2002), Buchanan Ingersoll & Rooney PC, a law firm (joined the firm in 1988)

Key Skills and Experience:

•  Public Company Management, Corporate Governance, Finance, Accounting and Capital Markets, Global Business, Human Capital Management, Information Security, Legal and Regulatory Oversight, Risk Oversight/Compliance, and Strategy and M&A Experience gained during her almost 25-year legal career in corporate M&A and securities, where she represented both public and private companies in a variety of complex matters, and further developed while at ExOne, where she was responsible for capital markets development, corporate strategic planning, human resources including oversight of diversity, equity and inclusion (“DEI”), global compliance, investor relations, and international business development within Europe and Asia, through which she became a thought leader in the areas of corporate governance, legal and regulatory oversight, capital markets and M&A and is regularly invited to speak at major conferences, including, among others, the 2023 Stanford Directors’ College, on such topics

•  Completing a certification “Board Governance: Navigating Emerging Technologies and Future Frontiers” at Cornell University

•  CSR Experience obtained through her legal and regulatory background, in addition to ongoing education programs

Former Public Company Boards:

•  World Wrestling Entertainment, Inc. (NYSE: WWE) (2022 - 2023), Director

•  Mylan (2014 - the closing of the Combination in 2020), Director, most recently Chair of the Compensation and Governance and Nominating Committees and member of the Audit, Compliance and Executive Committees

Director since 2022 Age: 62 Board Committees: • Audit* • Finance Independent Director

Elisha Finney

•  Executive Vice President (2012 - 2017), Chief Financial Officer (April 1999 - May 2017), Senior Vice President (2005 - 2012), Vice President of Finance (1999 - 2005), joined the company in 1988, Varian Medical Systems, Inc.

Key Skills and Experience:

•  Public Company Management, Corporate Governance, Healthcare Industry, Human Capital Management, Finance, Accounting and Capital Markets, Information Security, and Risk Oversight/Compliance Experience gained during her time at Varian Medical Systems, where she oversaw corporate accounting, corporate communications and investor relations, internal audit, risk management, tax and treasury, and corporate information systems and helped the company grow to be a world-leading manufacturer of medical devices and software for treating cancer and other medical conditions

•  Ms. Finney also brings Global Business and Strategy and M&A Experience to the Board

Other Current Public Company Boards:

•  Mettler-Toledo International Inc. (NYSE: MTD) (since 2017), Director and Chair of the Audit Committee

•  NanoString Technologies, Inc. (NASDAQ: NSTG) (since 2017), Director and Chair of the Audit Committee

•  ICU Medical, Inc. (NASDAQ: ICUI) (since 2016), Director, Chair of the Nominating and Governance Committee, and member of the Audit and Compliance Committees

Former Public Company Boards:

•  iRobot Corporation (NASDAQ: IRBT) (2017 - 2021), Director and member of the Audit and Compensation and Talent Committees

•  Cutera, Inc. (NASDAQ: CUTR) (2017 - 2019), Director, Chair of the Audit Committee, and member of the Enterprise Risk Committee

•  Altera Corporation (2011 - 2015 when acquired by Intel Corporation), Director and Chair of the Audit Committee

•  Thoratec Corporation (2007 - 2013), Director and Chair of the Audit Committee

*   The Board has, in accordance with its Corporate Governance Principles, approved Ms. Finney’s concurrent service on the Audit Committee and the audit committees of more than two other public companies and determined that such service does not impair her ability to effectively serve on the Audit Committee.

Director since 2023 Age: 51 Board Committees: • Compliance and Risk Oversight • Executive • Governance and Sustainability Independent Director

Leo Groothuis

•  General Counsel (2022 - present), HAL Investments, the Dutch investment subsidiary of HAL Holding N.V., a public international investment company listed on the Amsterdam stock exchange, which is focused on increasing shareholder value

•  Partner (2006 - 2022), NautaDutilh, a law firm (joined the firm in October 1996)

Key Skills and Experience:

•  Corporate Governance, Global Business, Legal and Regulatory Oversight, Risk Oversight/Compliance, and Strategy and M&A Experience acquired during his legal career at NautaDutilh, where he had been a trusted C-suite and board advisor to some of the largest companies in both Europe and the U.S., which resulted in him being recognized as a top lawyer and thought leader in corporate governance, capital markets and M&A for the guidance he had provided to numerous multi-national private and public companies on significant complex strategic transactions

•  CSR Experience obtained through his active involvement in the development and execution of HAL Investments’ environmental, social and governance strategy

Other Organizations:

•  Director, Stichting Continuiteit IHC and B.V. Finance Continuiteit IHC, Dutch foundations that together are the sole shareholders of Royal IHC, a private international shipbuilding company

Director since 2020 Age: 56 Board Committees: • Executive (Chair) • Finance (Chair) Board Chair and Independent Director

Melina Higgins

•  Held senior roles of increasing responsibility including Partner (2002 - 2010) and Managing Director (2001 - 2010) and served as a member of the Investment Committee of the Principal Investment Area, Head of the Americas for Private Debt and co-Chairperson of the Investment Advisory Committee for GS Mezzanine Partners funds, The Goldman Sachs Group, Inc. (NYSE: GS)

Key Skills and Experience:

•  Corporate Governance, Finance, Accounting and Capital Markets, Global Business, Risk Oversight/Compliance, and Strategy and M&A Experience obtained during her nearly 20 years at Goldman Sachs, where she built and led a successful investment business and became well-versed in portfolio management, assessing market risks and building businesses, especially during her time as a member of Goldman’s Investment Committee of the Principal Investment Area, one of the largest alternative asset managers in the world, where she oversaw and approved global private equity and private debt investments

Other Current Public Company Boards:

•  Genworth Financial Inc. (NYSE: GNW) (since 2013), non-executive Chair (since 2021) and member of the Audit and Management Development & Compensation Committees

Current Private Company Boards:

•  Director and non-executive chair of the Board (since 2016), Antares Midco Inc., a private company that provides financing solutions for middle market, private equity-backed transactions

Former Public Company Boards:

•  Mylan (2013 - the closing of the Combination in 2020), Director, most recently Chair of the Finance Committee, and member of the Audit, Compensation, and Executive Committees

•  NextGen Acquisition Corp. II (March 2021 until its merger with Virgin Orbit in December 2021) (a special purpose acquisition company), Director, Chair of the Nominating and Corporate Governance Committee and member of the Audit and Compensation Committees

Other Organizations:

•  Member, Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government

Director since 2020 Age: 76* Board Committees: • Compensation • Finance Independent Director

James Kilts

•  Founding Partner (since 2006), Centerview Capital, a private equity firm

•  Special Advisor to the Board (since 2023), Co-Chief Executive Officer (2021-2023), Conyers Park III Acquisition Corp. (a special purpose acquisition company)

•  Chairman and Chief Executive Officer (2001 - 2005 when it merged with The Procter & Gamble Company), President (2003 - 2005), The Gillette Company

•  President and Chief Executive Officer (1998 - 2000 when it was acquired by The Philip Morris Companies), Nabisco Group Holdings Corporation

Key Skills and Experience:

•  CEO and Public Company Management, Corporate Governance, Finance, Accounting and Capital Markets, Global Business, and Strategy and M&A Experience, acquired during his more than 40 years leading a range of multi-national companies and iconic brands, where he is credited with building domestic and international strategies to increase sales and successfully overseeing organizations through significant M&A activity resulting in him being sought out for his business expertise and advice

•  Mr. Kilts also brings Healthcare Industry and Human Capital Management Experience to the Board

Other Current Public Company Boards:

•  Advantage Solutions Inc. (NASDAQ: ADV) (since 2020 when it combined with Conyers Park II Acquisition Corp.), non-executive Chairman and previously Lead Director

•  The Simply Good Foods Company (NASDAQ: SMPL) (since 2017), Chairman and member of the Nominating and Corporate Governance Committee

Former Public Company Boards:

•  Unifi Inc. (NYSE: UFI) (2016 - 2022), Director and most recently member of the Compensation Committee

•  Pfizer Inc. (NYSE: PFE) (2007 - the closing of the Combination in 2020), Director and most recently member of Compensation Committee

•  Conyers Park II Acquisition Corp. (2019 to 2020 when it combined with Advantage Solutions Inc.), Executive Chairman

•  MetLife, Inc. (NYSE: MET) (2005 - 2020), Director, most recently Chair of the Compensation Committee and member of the Governance and Corporate Responsibility Committee

•  The Procter & Gamble Company (NYSE: PG) (2005 - 2006), Director

•  Conyers Park Acquisition Corporation (2016 - 2017 when it merged with The Simply Good Foods Company), Chairman

•  Nielsen Holdings plc, (NYSE: NLSN) non-executive Director (2006 - 2017) and Chairman (2011 - 2013)

•  Nielsen Company B.V. (2009 - 2014), Chairman

•  MeadWestvaco Corporation (2006 - 2014), Director

*   The Board, on the recommendation of the Governance and Sustainability Committee, has, in accordance with its Corporate Governance Principles, approved a waiver to the mandatory retirement age for Directors for Mr. Kilts and determined that such waiver was in the best interests of the Company because of his continued extensive contributions to the Board and his knowledge and familiarity with the legacy Upjohn Business.

Director since 2020 Age: 66 Board Committees: • Compensation (Chair) • Compliance and Risk Oversight • Governance and Sustainability Independent Director

Harry Korman

•  Held senior executive roles of increasing responsibility, including Global Chief Operating Officer (2012 - 2014, after which he served as a consultant (2014 - 2015)), President, North America (2007 - 2012), President, Mylan Pharmaceuticals Inc. (2005 - 2009); joined in 1996 after the company’s acquisition of UDL Laboratories, Inc. (n/k/a Mylan Institutional Inc.), Mylan Inc.

Key Skills and Experience:

•  Public Company Management, Corporate Governance/CSR, Healthcare Industry, Risk Oversight/Compliance, Strategy and M&A, and Global Business Experience gained during his almost 20 years serving in leadership roles at Mylan, where he helped grow their generics business and ultimately had responsibility for all operations as Global Chief Operating Officer

•  Mr. Korman also brings Information Security Experience to the Board

Former Public Company Boards:

•  Mylan (2018 - the closing of the Combination in 2020), Director, most recently Chair of the Risk Oversight Committee and member of the Compliance, Governance and Nominating, and Science and Technology Committees

Other Organizations:

•  Past Director and Vice Chairman, Generic Pharmaceutical Association, now known as the Association for Accessible Medicines

•  Previous Director and Vice Chairman, HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues

Director since 2020 Age: 63 Board Committees: N/A Director

Rajiv Malik

•  Retired President (from the closing of the Combination in 2020 to April 2024), Viatris

•  President (2012 - the closing of the Combination in 2020), Executive Vice President and Chief Operating Officer (2009 - 2012), Head of Global Technical Operations (2007 - 2009); joined the company in 2007, Mylan

•  Chief Executive Officer (2005 - 2008), Matrix Laboratories Limited (now Mylan Laboratories Limited)

•  Head of Global Development and Registrations (2003 - 2005), Sandoz GmbH

•  Head of Global Regulatory Affairs and Head of Pharma Research (1999 - 2003), Ranbaxy

Key Skills and Experience:

•  Public Company Management, Finance, Accounting and Capital Markets, Healthcare Industry, Information Security, Legal and Regulatory Oversight, Risk Oversight/Compliance, Strategy and M&A, and Global Business Experience acquired over his extensive career in the healthcare industry, including at Mylan where he was integral in helping to develop the strategies for the company’s acquisitions for over 10 years, as well as the execution and integration of those acquisitions, and was responsible for leading global commercial, scientific, operational, IT and business development activities in more than 165 countries and territories, a portfolio of more than 7,500 products, a pipeline of approximately 1,200 products, and more than 40 manufacturing facilities around the world and further enhanced in his most recent role, where he was responsible for the day-to-day operations of the Company, overseeing the Company’s commercial business units, the Commercial Development, Medical, IT and Quality functions, as well as R&D and Operations and where he played a leading role in integrating the two legacy companies while stabilizing the business until his retirement in April 2024

•  Mr. Malik also brings Human Capital Management Experience, including oversight of DEI, to the Board

Current Private Company Boards:

•  Non-executive non-independent and Viatris nominee director (since 2022), Biocon Biologics Limited, a majority owned subsidiary of Biocon Limited

Former Public Company Boards:

•  Mylan (2012 - the closing of the Combination in 2020), Director

Director since 2020 Age: 70 Board Committees: • Audit* (Chair) • Compliance and Risk Oversight • Executive • Finance Independent Director

Richard Mark, C.P.A.

•  Partner (2002 - 2015), Deloitte & Touche LLP (“Deloitte”)

•  Audit Partner (1988 - 2002), Audit Manager (1981 - 1988), Senior Auditor (1977 - 1981), Arthur Andersen & Co.

Key Skills and Experience:

•  Public Company Management, Corporate Governance, Finance, Accounting and Capital Markets, Risk Oversight/Compliance, Strategy and M&A, and Global Business Experience gained over his extensive career auditing financial statements of public and private companies, consulting on financial issues with companies, and performing transaction diligence on behalf of financial and strategic buyers

•  Mr. Mark also brings Healthcare Industry and Information Security Experience to the Board

Other Current Public Company Boards:

•  Goldman Sachs BDC, Inc. (“GSBDC”) (NYSE: GSBD) (since 2020), Director, Chair of the Audit Committee and member of the Compliance, Governance and Nominating, and Contract Review Committees

•  Goldman Sachs Private Credit Corp. (since 2022) and Goldman Sachs Middle Market Lending Corp. II (since 2020), Director, Chair of the Audit Committee and member of the Compliance, Governance and Nominating, and Contract Review Committees

Former Public Company Boards:

•  Mylan (2019 - the closing of the Combination in 2020), Director and most recently member of the Audit and Finance Committees

•  Goldman Sachs Middle Market Lending Corp. (2016 - 2020 when it merged with GSBDC), Director, most recently Chair of the Audit Committee and member of Compliance, Governance and Nominating, and Contract Review Committees

•  Katy Industries, Inc. (2015 - 2016), Chairman and most recently member of the Audit Committee

Former Private Company Boards:

•  Northwestern Memorial Healthcare (2014 - 2015), Director and member of the Executive and Nominating and Governance Committees

•  Cadence Health (1993 - 2014 when acquired by Northwestern), Director

Other Organizations:

•  Director and Chair of the Finance Committee, Home Centered Care Institute, a not-for-profit corporation, which promotes access to home-based primary care for medically complex patients who are either homebound or home-limited

•  Former Director, Almost Home Kids, a not-for-profit corporation affiliated with Lurie Children’s Hospital of Chicago, a provider of transitional care to children with complicated health needs, training for their families, and respite care

*   The Board has, in accordance with its Corporate Governance Principles, approved Mr. Mark’s concurrent service on the Audit Committee and the audit committees of more than two other public companies and determined that such service does not impair his ability to effectively serve on the Audit Committee.

Director since 2020 Age: 68 Board Committees: • Audit • Compliance and Risk Oversight (Chair) • Executive • Governance and Sustainability Vice Chairman

Mark Parrish

•  Executive Chairman (2018 - 2019), Chief Executive Officer (2008 - 2018), Executive Chairman (2008 - 2013), TridentUSA Health Services, a provider of mobile X-ray and laboratory services to the long-term care industry. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy in September 2019

•  Held management roles of increasing responsibility (1993 - 2007) including Chief Executive Officer, Healthcare Supply Chain Services (2006 - 2007), Cardinal Health Inc. and its affiliates

Key Skills and Experience:

•  Public Company Management, Corporate Governance, Healthcare Industry, Finance, Accounting and Capital Markets, Risk Oversight/Compliance, and Strategy and M&A Experience obtained over his many years in leadership positions in the healthcare industry, where he gained extensive expertise in managing governmental oversight, as well as experience in business restructuring and M&A

•  CSR Experience obtained through his public company and executive experience and his work in the heavily regulated healthcare industry

•  Mr. Parrish also brings Human Capital Management, Global Business, and Information Security Experience to the Board

Other Current Public Company Boards:

•  Omnicell, Inc. (NASDAQ: OMCL) (since 2013), Director, Chair of the Audit Committee and member of the Compensation Committee

Current Private Company Boards:

•  Safecor Health, LLC (since 2022), a private limited liability company that provides unit dose drug packaging services to hospitals and long-term care facilities, Director

Former Public Company Boards:

•  Mylan (2009 - the closing of the Combination in 2020), most recently Lead Independent Director and Vice Chairman, Chair of the Compliance Committee and member of the Audit, Executive, Governance and Nominating, and Risk Oversight Committees

Former Private Company Boards:

•  Comprehensive Pharmacy Services (2019 - 2023), a private company that specializes in the outsourcing of hospital pharmacies, Director

•  Golden State Medical Supply (2014 - 2019 when it was acquired by Court Square), a private company that specializes in meeting unique labeling and sizing needs and pharmaceutical packaging, serialization and distribution, Director

•  Silvergate Pharmaceuticals (2013 - 2019), a private company that develops and commercializes pediatric medications, Director

Other Organizations:

•  President and Chief Executive Officer, International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies

•  Senior Adviser, Frazier Healthcare Ventures, a healthcare-oriented growth equity firm

Director since 2022 Age: 62 Board Committees: N/A Chief Executive Officer and Director

Scott A. Smith

•  Chief Executive Officer (since April 2023), Viatris

•  President (2018 - 2023), BioAtla, Inc. (NASDAQ: BCAB) (“BioAtla”), a global biotechnology company focused on the development of Conditionally Active Biologics™ antibody therapeutics

•  Served as an executive (2008 - 2018), rising up the ranks from SVP and Global Head of Immunology to President of Inflammation and Immunology and then, beginning in 2017, President and Chief Operating Officer, Celgene Corporation, a global biopharmaceutical company

Key Skills and Experience:

•  Public Company Management, Corporate Governance, Global Business, Healthcare Industry, Risk Oversight/Compliance, and Strategy and M&A Experience acquired during his more than 35 years in the healthcare industry, which has resulted in him possessing vast global commercial and pharmaceutical expertise and a proven ability to build, grow and manage large complex organizations utilizing his substantial experience in developing and executing regulatory, clinical, and business development strategies as displayed by time at BioAtla, where he built a clinical development structure that moved multiple assets from investigational new drug applications into late stage clinical development, drove the company’s long-term strategic operational plan and led all business development activities and, prior to that, his time at Celgene where he led the company’s oncology, inflammation and immunology franchise, commercial operations and clinical development

•  Mr. Smith also brings Finance, Accounting and Capital Markets and Human Capital Management Experience to the Board

Other Current Public Company Boards:

•  BioAtla, Inc. (since 2020), Director

Former Public Company Boards*:

•  Apexigen, Inc. (2019 - 2023 when it was acquired by Pyxis Oncology, Inc.), Director and most recently member of the Compensation and Corporate Governance and Nominating Committees

•  Titan Pharmaceuticals, Inc. (NASDAQ: TTNP) (2017 - 2020), Director and Chair of the Compensation and Nominating and Governance Committees

Former Private Company Boards:

•  Triumvira Immunologics, Inc. (2018 - 2023), Director and Chairman

•  Refuge Biotechnologies, Inc. (2018 - 2022), Director

•  F-star Therapeutics, Inc. (2018 - 2020), Chairman and member of the Audit and Nominating and Corporate Governance Committees

*   The Board had, in accordance with its Corporate Governance Principles, previously approved Mr. Smith’s concurrent service as an executive officer of a public company and on more than one other public company board of directors and determined that it did not impair his ability to effectively serve on the Board.

Viatris’ Board Structure

As set forth in our Bylaws, the Company has a majority vote standard for director elections in the event of an uncontested election and a plurality standard in the event of a contested election. The Bylaws also provide that if a nominee for Director who is an incumbent is not elected and no successor has been elected at such meeting, the Director shall promptly tender their irrevocable resignation to the Board, such resignation to be effective upon acceptance by the Board. Commencing with the Company’s 2023 annual meeting of shareholders (the “2023 Annual Meeting”), the Board was declassified and all Directors are submitted for election at each annual meeting of shareholders.

The Board has selected a leadership and management structure that it believes is best suited to meet the needs of the Company and our shareholders. The flexibility to make these decisions serves the interests of the Company and its shareholders, as the Board is best positioned to evaluate the optimal leadership structure for the Company based upon the respective talents of the individual Directors and the Company’s leadership team, strategic objectives, and challenges and opportunities over time.

Our Board Structure

The Board believes that its current leadership structure—Mr. Smith as CEO and Ms. Higgins as independent Board Chair (the “Chair”)—provides a clear delineation of responsibilities for each position and fosters greater accountability of management, which remain critical given our enduring focus on execution and results, particularly as we prepare to enter Phase 2 of our previously announced two-phased strategic vision. The Board believes this structure will allow the CEO to continue to focus on running the Company on a day-to-day basis while allowing the Chair to lead the Board in providing advice to, and independent oversight of, management. As set forth below, the independent Chair also has significant authority for all Board matters and serves as Chair of the Executive Committee.

In May 2023, in light of the leadership and oversight of Robert J. Coury, our then Executive Chairman, in developing our comprehensive strategies for growth while streamlining the Company, the substantial success and progress on and overall performance with respect to the Company’s Phase 1 objectives, and in preparation for the Company’s move into Phase 2 of our strategic plan, the independent members of the Board believed it was an appropriate time to consider a transition to a more conventional Board leadership structure, which we had previously informed shareholders we would do at the appropriate time for the Company. In 2023, the Board approached Mr. Coury, and Mr. Coury agreed, to transition to a new role as Chairman Emeritus and Senior Strategic Advisor from the conclusion of the 2023 Annual Meeting through the end of 2025 (the same period that Mr. Coury previously committed to the Company under his Executive Employment Agreement when Viatris was created). As a result, Mr. Coury did not stand for re-election at the 2023 Annual Meeting and ceased to be a director and to serve as an officer and employee of the Company, in each case, effective as of the conclusion of the 2023 Annual Meeting. The Board believes that this transition has enabled and will enable the Board and management to continue to benefit from Mr. Coury’s extraordinary strategic vision and knowledge of the Company, management, the industry, and the complex global markets the Company operates in as it continues to adopt this new Board leadership structure and integrate new members of management.

At that time, the Board also committed to selecting a new independent Chair whose tenure would begin following the 2023 Annual Meeting and subsequently elected Ms. Higgins, an independent Director, as Chair effective immediately following the 2023 Annual Meeting. As described in “Setting and Overseeing Strategy” on page 21 below, the Board actively discusses, determines and oversees the Company’s strategies intended to unlock value for the Company and its shareholders and ensure the durability, sustainability, and stability of the business. The Board believes that Ms. Higgins’ skills and experience detailed on page 8 as well as her deep knowledge of the Company will make the Chair an invaluable leader of the Board and resource to the CEO and management, particularly as the Company prepares to enter Phase 2 of its previously announced two-phased strategic vision. The Chair determines the information sent to Board, its meeting agendas, and meeting schedules to assure that the Board is properly informed with respect to agenda items in advance and that there is sufficient time for discussion of agenda items at the meetings. The Chair presides at all meetings of shareholders and serves as point person for shareholders wishing to communicate with the Board. The Chair of the Board also serves as Chair of the Executive Committee. The independent Chair also presides at executive sessions of the independent Directors and has the authority to call meetings of the independent Directors. As set forth in the Corporate Governance Principles, the independent Chair is responsible for appointing a Director to serve as Vice Chair. The Vice Chair serves on the Executive Committee and, in the absence of the Chair, presides over Board meetings. Upon her election as Chair, Ms. Higgins appointed Mr. Parrish to serve as Vice Chair of the Board.

Mr. Smith is tasked with leading the daily management and performance of the business, which include, among other responsibilities, building and enhancing the Company’s commercial excellence and executing on its strategy to increase access to quality medicines and services through the Global Healthcare Gateway® and further move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio, while continuing to explore opportunities to unlock shareholder value. The Board continues to believe that Mr. Smith is well suited to lead the Company as it prepares to enter Phase 2 of its previously announced strategy and that his experience and expertise positions him to manage the global nature and complexity of a business that we believe is on a path to growth.

The Board has also adopted the corporate governance policies and practices set forth below that promote a strong and effective Board that provides independent oversight.

Among the factors that demonstrate the Board’s commitment to good governance practices and enable it to provide highly effective oversight and direction are:

•	9 out of 11 Directors are independent;

•

Currently, all committees of the Board are composed entirely of independent Directors (as defined in the applicable NASDAQ listing rules and applicable SEC rules), and Board approval of any appointment of members to the Audit, Compensation, Compliance and Risk Oversight, and Governance and Sustainability Committees must include an affirmative vote by at least a majority of the independent Directors;

•	The Board operates pursuant to Corporate Governance Principles, which are reviewed by the Governance and Sustainability Committee at least annually;

•	All Board committees operate pursuant to written charters and conduct annual self-assessments;

•

The Compliance and Risk Oversight Committee assists the Board in its oversight of management’s efforts with respect to the Company’s enterprise risk framework, and infrastructure and controls. The Committee receives reports, including with respect to related risks, risk management, and relevant legislative, regulatory, and technical developments, from senior management on data security, cybersecurity, information security-related matters, certain litigation-related topics and other topics on at least a quarterly basis. The Board and its other committees also have important roles in the oversight of risk as described in more detail in “Risk Oversight” beginning on page 23;

•	The Governance and Sustainability Committee, in addition to its responsibilities for overseeing corporative governance and succession planning, among other matters, assists the Board in its oversight of management’s efforts with respect to the Company’s corporate environmental and social responsibility matters. The Committee receives reports on these matters on at least a quarterly basis;

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

Meetings of Viatris’ Board

Viatris’ Board met eight times in 2023. In addition to meetings of the Board, Directors attended meetings of individual Board committees of which they were members, and all Directors attended greater than 75% of the aggregate of Board meetings and meetings of the committees of which they were a member in 2023.

Viatris’ Corporate Governance Principles require the independent Directors of the Board to meet in separate executive sessions periodically, and at least twice annually, during regularly scheduled meetings of the Board, without any non-independent Directors or members of management present. The independent Directors of the Board met five times in executive session in 2023, with Mr. Parrish, the then Lead Independent Director, presiding at those executive sessions.

Pursuant to Viatris’ Corporate Governance Principles, Directors are expected to attend the annual meeting of shareholders of the Company, where practicable. Twelve Directors at the time of the 2023 Annual Meeting, including the 11 Directors standing for re-election, attended such meeting in person.

Meetings of Viatris’ Board Committees

The committees of the Board are the Audit Committee, the Compensation Committee, the Compliance and Risk Oversight Committee, the Executive Committee, the Finance Committee, and the Governance and Sustainability Committee. Each committee operates pursuant to a written charter, a current copy of which, along with our Amended and Restated Certificate of Incorporation, the Bylaws, and Corporate Governance Principles, is available on Viatris’ website at https://www.viatris.com/en/About-Us/Corporate-Governance.

Prior to the 2023 Annual Meeting, the committees of the Board were the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, and the Risk Oversight Committee. Effective immediately following the 2023 Annual Meeting, (1) the Governance and Nominating Committee assumed the former Risk Oversight Committee’s responsibility for overseeing management’s efforts with respect to corporate environmental and social responsibility matters and was renamed the Governance and Sustainability Committee and (2) the Risk Oversight Committee and Compliance Committee were consolidated to be the Compliance and Risk Oversight Committee.

Currently, all members of the committees of the Board are independent Directors, as defined in the applicable NASDAQ listing rules and applicable SEC rules. Board approval of any Director appointment to the Audit, Compensation, Compliance and Risk Oversight, and Governance and Sustainability Committees must include at least a majority of the independent Directors. The Board has determined that Richard Mark, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.

Information regarding each of the committees is provided below and on the following pages, and pages 24 to 25 provide additional discussion of committee responsibilities with respect to risk oversight.

The table below provides the current membership (as of the date of this report) and 2023 meeting information for each Board committee.

Director(1)	Audit	Compensation	Compliance and Risk Oversight Committee(3)	Executive	Finance	Governance and Sustainability(3)
W. Don Cornwell	✓		✓
JoEllen Lyons Dillon	✓	✓		✓		Chair
Elisha Finney	✓				✓
Leo Groothuis			✓	✓		✓
Melina Higgins				Chair	Chair
James Kilts		✓			✓
Harry Korman		Chair	✓			✓
Rajiv Malik
Richard Mark(2)	Chair		✓	✓	✓
Mark Parrish	✓		Chair	✓		✓
Scott A. Smith
Meetings during 2023	10	8	5(4)	9	6	9
(1)

Effective immediately after the 2023 Annual Meeting, JoEllen Lyons Dillon joined the Compensation Committee; Leo Groothuis joined the Compliance and Risk Oversight Committee, Executive Committee and Governance and Sustainability Committee; Melina Higgins became Chair of the Executive Committee; and Harry Korman became Chair of the Compensation Committee. Until the 2023 Annual Meeting, Melina Higgins chaired and served on the Compensation Committee and served on the Governance and Nominating Committee.

(2)	The Board has determined that Richard Mark, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.
(3)

Effective immediately following the 2023 Annual Meeting, the Compliance Committee and Risk Oversight Committee were consolidated to be the Compliance and Risk Oversight Committee and the Governance and Nominating Committee was renamed the Governance and Sustainability Committee. Prior to the 2023 Annual Meeting, the Compliance Committee included Mark Parrish (Chair), JoEllen Lyons Dillon and Harry Korman and the Risk Oversight Committee included Harry Korman (Chair), W. Don Cornwell and Richard Mark.

(4)

Represents the number of meetings of the Compliance Committee held prior to the 2023 Annual Meeting during 2023. The Risk Oversight Committee held five meetings prior to the 2023 Annual Meeting during 2023. Subsequent to the 2023 Annual Meeting, the Compliance and Risk Oversight Committee held no meetings during the remainder of 2023.

Audit Committee Responsibilities

The Audit Committee’s key oversight responsibilities include, but are not limited to:

•	Integrity of the Company’s financial statements and its accounting and financial reporting processes

•	Effectiveness of the Company’s internal control over financial reporting

•	Qualifications, independence, and performance of the independent registered public accounting firm

•	Services to be performed by, and fees payable to, the independent registered public accounting firm

•	Internal Audit group

•	Company processes and procedures related to risk assessment and risk management of financial and disclosure control-related, as well as SEC reporting-related, matters

•	Related party transactions

•	Company compliance with applicable legal and regulatory requirements (including U.S. federal securities laws) regarding the preceding matters

•	Review of any critical audit matters identified by the independent registered public accounting firm in connection with its audit of the Company’s annual financial statements

Compensation Committee Responsibilities

The Compensation Committee’s key oversight responsibilities include, but are not limited to:

•	CEO and senior management compensation, including the corporate goals and objectives relevant to such compensation

•	Board and committee compensation

•	Equity compensation plans in which Directors and/or executives participate

•	Compensation and benefits-related disclosures in annual reports and proxy statements

•

Reviewing with management and the Committee’s external compensation consultant the relationship between the Company’s compensation policies and practices and the Company’s risk management with respect to compensation-related matters, including to assess whether any risks arising from compensation practices, policies and programs for the Company’s executive officers and other employees are reasonably likely to have a material adverse effect on the Company

•

From time-to-time reviewing reports from management regarding pay equity, human capital management, and succession planning (including diversity and inclusion, leadership and talent development, employee retention and engagement and workforce planning)

•

Reviewing and approving the implementation of, or revision to, any clawback or incentive-based compensation recovery policy allowing the Company to recoup compensation paid to the Company’s employees and administering and enforcing any such policy consistent with the terms of the policy

Compliance and Risk Oversight Committee Responsibilities

The Compliance and Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:

•	Reviewing the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage and monitor material risks

•	Reviewing the Company’s efforts to foster a culture of risk-adjusted decision making without constraining reasonable risk-taking and innovation

•

Reviewing significant global compliance-related policies implementing the Company’s Code of Business Conduct and Ethics, or related to the operations of the Company’s business, and its mode or methods of doing business, including, for example, policies relating to pricing and/or commercialization of Company products and services

•

Reviewing metrics used by management or requested by the Committee to provide insight into the status and efficacy of the corporate compliance program, including the Company’s global compliance systems and organization

•	Reviewing reports of significant actual and alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations

•	Reviewing checks and balances implemented by the Company designed to support and promote compliance with approved corporate policies, legal rules, and regulations

•

Reviewing, in conjunction with the Chief Legal Officer, the performance, responsibilities, plans and resources of the Chief Compliance Officer, including appointment and replacement of the Chief Compliance Officer

•	Overseeing the Company’s policies and procedures for corporate political and lobbying expenditures

•

Reviewing management’s exercise of its responsibility to identify, assess and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and IT

•	Consulting with the Chairs of the other committees at least two times a year to discuss risk-related matters and the Company’s enterprise risk management framework

Executive Committee Responsibilities

The Executive Committee’s key oversight responsibilities include, but are not limited to:

•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law

•	Strategic planning and additional oversight of strategy implementation

Finance Committee Responsibilities

The Finance Committee’s key oversight responsibilities include, but are not limited to:

•	Material mergers, acquisitions, and combinations with other companies

•	Swaps and other derivatives transactions

•	Establishment of credit facilities

•	Potential financings with commercial lenders

•	Issuance and repurchase of the Company’s debt, equity, hybrid or other securities

•	Capital structure, including dividend payments

Governance and Sustainability Committee Responsibilities

The Governance and Sustainability Committee’s key oversight responsibilities include, but are not limited to:

•	Corporate governance matters

•	The nomination or re-nomination of Director candidates

•	The Board’s review and consideration of shareholder recommendations for, and nominations of, Director candidates

•	The annual self-evaluation of the Board and its committees

•	Director orientation and continuing education programs

•	Evaluating Board composition with respect to director independence, skills, experience, expertise, diversity, and other factors

•	Reviewing succession planning matters

•	Management’s efforts with respect to corporate environmental and social responsibility matters

Board Refreshment and Succession Planning

Viatris’ Board, with the support of the Governance and Sustainability Committee, seeks to identify a diverse talent pool of qualified candidates for consideration as part of the Board’s refreshment and succession planning. The Board also seeks to combine the skills and experience of its long-standing Board members with fresh perspectives, insights, skills, and experiences of new members in support of its belief that it is important for Directors to represent diverse viewpoints and, further, that the personal backgrounds and qualifications of the Directors, considered as a group, should provide a composite mix of experience, knowledge and abilities. The Board is committed to fostering a culture of integrity, inclusion, dignity and mutual respect.

Viatris’ Board and Governance and Sustainability Committee evaluate Board composition with respect to, among other matters, director independence, skills, experience, expertise, diversity, and other factors to ensure that the Board remains well-qualified to provide effective oversight of the Company and management. The Board and the Governance and Sustainability Committee consider Viatris’ strategy, performance, operations, relevant industry and market conditions, and current and anticipated needs in terms of particular areas of experience and expertise (e.g., risk oversight, industry, science), among many other factors, to inform these refreshment practices and decisions. As we continue to evaluate Board composition, we also work to establish a pool of qualified potential candidates to support our continued refreshment efforts.

In 2022, Viatris’ Board adopted a Diversity and Inclusion Policy, which formalized the Board’s ongoing commitment to fostering a culture of inclusion and seeking, supporting, valuing and leveraging diversity in the Board’s composition, including a mix of nationalities, ethnicities, races, ages, and/or genders and seeking a diverse talent pool of Director candidates when considering the Board’s refreshment and succession planning. The Board, in seeking candidates, reviews the principles of the policy and also asks its supporting search firms to provide candidates consistent with those principles. The Board and Governance and Sustainability Committee consider this policy and diversity matters generally during their self-evaluations and when nominating directors for election to the Board, and the Board considers the policy effective in making sure these matters are appropriately considered.

The Board has three women members, including our Chair, and three of our Board committees are chaired by women (Executive; Finance; and Governance and Sustainability). Our current Directors also include one individual that self-identifies as African American or Black, one individual that self-identifies as Asian, and one individual who self-identifies as White and Asian, in each case as such terms are defined in Nasdaq’s Board Diversity Matrix Instructions (which will be included in our proxy statement for the 2024 annual meeting of shareholders). In addition, two of our executive officers (Chief Financial Officer and Chief Commercial Officer) are women.

As part of the Board’s ongoing focus on board refreshment, since 2021 a third-party search firm has assisted with identifying potential new director candidates, including gender and racially/ethnically diverse candidates. After initial screenings and outreach, as well as additional guidance from the Governance and Sustainability Committee, members of that committee and selected other Directors interviewed potential Director candidates identified by the third-party search firm as well as additional potential Director candidates recommended by Viatris Directors. Based on this process, the Board, on the recommendation of the Governance and Sustainability Committee, appointed Ms. Finney and Mr. Smith to the Board in December 2022 to fill the two vacancies resulting from the retirements of Neil Dimick and lan Read and appointed Mr. Groothuis to the Board in May 2023 to fill the vacancy resulting from Michael Goettler ceasing to serve on the Board. We will continue to work to establish a pool of qualified potential candidates to support our Board refreshment efforts.

In addition, in May 2023 we announced that Mr. Coury had agreed with the independent members of the Board to transition to a new role as Chairman Emeritus and Senior Strategic Advisor from the conclusion of the 2023 Annual Meeting through the end of 2025 (the same period that Mr. Coury previously committed to the Company under his Executive Employment Agreement when Viatris was created). As a result of Mr. Coury’s agreement, the independent members of the Board and Mr. Coury agreed that Mr. Coury would not stand for re-election at the 2023 Annual Meeting and would cease to be a director and to serve as an officer and employee of the Company, in each case, effective as of the conclusion of the 2023 Annual Meeting. At that time, the Board also committed to selecting a new independent Chair of the Board whose tenure would begin following the 2023 Annual Meeting and subsequently elected Ms. Higgins as independent Chair of the Board effective immediately following the 2023 Annual Meeting.

Reflecting the critical importance of senior leadership to the success of the Company and its overall business strategy, our Corporate Governance Principles also provide that the Board will work with senior management to ensure that effective plans are in place for management succession. The Board’s goal is to have a long-term and continuous program as well as to have contingency plans in place for emergencies such as departure, death, or disability. The Board discusses succession planning regularly at scheduled meetings, including in executive session, as appropriate. These succession planning activities have been and may continue to be supported by independent third-party consultants.

The Board prioritizes reviewing and discussing the succession plans for the CEO and each of his direct reports. Management succession planning continues to be among the Board’s top priorities and is included in the annual goals for executive management. In connection with our management succession planning, in February 2023, the Company appointed Scott A. Smith as CEO to lead our Phase 2 strategy and execution. In addition, in December 2023, the Company appointed Doretta Mistras to serve as CFO beginning March 1, 2024, and in April 2024, the Company appointed Dr. Corrine Le Goff to serve as Chief Commercial Officer beginning April 15, 2024.

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

Under the leadership of the Board, along with management, we laid out a clear and deliberate strategy to build a highly diversified company with multiple capabilities spanning numerous geographies and therapeutic areas. We established a two-phased roadmap that detailed and emphasized our strategic priorities to deliver value to our shareholders. In Phase 1 of this strategy, we have focused on stabilizing the base business, delivering on our pipeline, reducing debt, maintaining an investment grade credit rating and returning capital to shareholders. The Company also entered into certain transactions in order to simplify its business, accelerate paydown of debt and unlock shareholder value. During Phase 2, the Company anticipates a period of renewed growth and leadership as it intends to move up the value chain by focusing on more complex and innovative products to build a more durable higher margin portfolio, while continuing to explore opportunities to unlock shareholder value.

Viatris has completed or announced several transactions that illustrate its ongoing commitment to these priorities:

•

In November 2022, we identified certain businesses for divestiture that the Company no longer considered core to its future strategy and on October 1, 2023 announced we had received an offer for the divestiture of our OTC Business, and entered into definitive agreements to divest our women’s healthcare business and, separately, in another transaction, our rights to two women’s healthcare products in certain countries, our API business in India and commercialization rights in select geographic markets (“Upjohn Distributor Markets”) that were part of the Combination that are smaller in nature and in which we had no established infrastructure prior to or following the Combination. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries (other than in the U.K., which remains subject to regulatory approval) closed in December 2023, the divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023, and the divestiture of our women’s healthcare business closed in March 2024. Additionally, we currently expect to consummate the divestiture of our API business in India by the end of the second quarter of 2024 and the divestiture of our OTC Business by mid-year 2024. The transactions that have not yet closed remain subject to regulatory approvals, receipt of required consents and other closing conditions, including, in the case of the API business divestiture, a financing condition.

•

In the first quarter of 2023, we completed the acquisition of Oyster Point Pharma, Inc. (“Oyster Point”) and acquired the remaining equity shares of Famy Life Sciences Private Limited (“Famy Life Sciences”). Ophthalmology is one of the key therapeutic areas of focus of the Company. With the combination of Viatris’ global commercial footprint, R&D and regulatory capabilities and supply chain, along with Oyster Point’s deep knowledge of the ophthalmology space from a clinical, medical, regulatory and commercial perspective—including Tyrvaya®—and Famy Life Sciences’ Phase III-ready pipeline, the Company believes it has the foundation to create a leading global ophthalmology franchise, accelerating efforts to address the unmet needs of patients with ophthalmic disease and the eye care professionals who treat them.

•

In early 2024 the Company announced that it had entered into agreements for a significant global R&D collaboration with Idorsia Ltd (“Idorsia”) under which Viatris will receive exclusive global development and commercialization rights to two Phase III assets as well as the potential to add additional innovative assets in the future. The transaction closed on March 15, 2024. The collaboration includes (i) selatogrel, a potential life-saving self-administered medicine for patients with a history of acute myocardial infarction, or heart attack, and builds on Viatris’ existing global cardiovascular franchise and specialty infrastructure, as well as its knowledge, leadership, and distribution capabilities for self-administered medication for acute life-threatening conditions as well as (ii) cenerimod, a novel immunology asset that has the potential to be a first-in-class oral therapy for the treatment of systemic lupus erythematosus, the most common form of lupus. Through lifecycle management, this asset also has the potential for broad application across multiple autoimmune diseases in a specialist-driven category with attractive market dynamics for oral therapies and could be a cornerstone asset in Viatris’ immunology platform. We believe entering into this type of global R&D partnership structure with Idorsia is a great example of our disciplined approach to capital allocation.

The Board remains committed to overseeing continuing efforts to further unlock the value of our unique global platform and return capital to shareholders and to maintaining an ongoing dialogue with shareholders regarding a broad range of topics, including, among others, our differentiated strategy and business model; the Global Healthcare Gateway®; delevering strategies; governance; compensation; promoting sustainability; and further enhancing our efforts to advance our corporate environmental and social responsibility performance.

Risk Oversight

Viatris operates in a complex and rapidly changing environment that involves many potential risks. In addition to general market, industry, R&D, supply chain, political, financial, and economic risks, the Company faces potential risks related to, among others, executing on and implementing our strategic objectives, including completed or potential acquisitions and divestitures; IT and cybersecurity; data privacy; financial controls and reporting; manufacturing and quality; legal, regulatory and compliance requirements and developments; the global nature of our operations; human capital management; environmental and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business, including in support of achieving strategic priorities, long-term financial and operational performance, and protect our assets (financial, intellectual property, and information, among others). Risk management is an enterprise-wide objective and is subject to oversight by the Board and its committees.

It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. Our internal audit function coordinates cross functionally to update the Company’s enterprise risk assessment, including the identification of key and emerging risks, and reviews and refreshes this analysis quarterly with executive management. For each key or emerging risk identified, the Company establishes risk monitoring ownership from which quarterly updates are collected for executive management and the Compliance and Risk Oversight Committee. Our internal risk committee of senior management consists of senior leaders across multiple disciplines, including internal audit, IT, information security, compliance, corporate affairs, operations, finance, legal, and quality and meets quarterly to review and discuss risks and trends, which vary across the short-, medium- and long-term. To further embed risk management and compliance into our culture, Viatris has a robust global corporate compliance program, implements comprehensive policies and procedures, trains employees on how to implement and comply with them, and maintains an extensive program of oversight and audit to help ensure compliance and appropriate enterprise risk management.

Our risk oversight framework also aligns with our Disclosure Controls and Procedures. For example, the Company’s Disclosure Committee reviews the Company’s quarterly and annual financial statements and related disclosures. The Disclosure Committee consists of senior management including our CFO, Chief Legal Officer, Corporate Controller, Chief Corporate Affairs Officer, Head of Capital Markets, and General Counsel—Corporate Securities and Transactions, all of whom participate in the associated risk assessment as described above. The financial statements are also reviewed with the CEO before being reviewed with and approved by the Audit Committee, and filed with the SEC.

The Board directly, or through its committees, oversees the implementation of risk management and mitigation processes. The Board and its committees rigorously review with management the risk management program and discuss risk assessment matters at least quarterly, as well as during the Board’s annual budget review and approval process. Each of our committees has full access to officers and employees of the Company, and our Board and committees also meet without members of management present. The Board and committee Chairs periodically discuss the allocation of specific risk oversight matters between the various Board committees and the Board believes that its current risk oversight structure, as outlined below, assigns particular risk oversight matters to the Board committees that have the appropriate expertise to manage them. The Board also has the authority to form special strategic committees if it believes that it would be advisable to oversee significant strategic or other corporate actions, including the risks related thereto. All committees also have access to outside advisors in their sole discretion and periodically receive external updates concerning oversight of risks related to the Company and management’s efforts to manage risk. The Compliance and Risk Oversight Committee is responsible for appointing and replacing the Company’s Chief Compliance Officer, who is responsible for, among other things, the day-to-day management and implementation of the Company’s Corporate Compliance Program and who reports to the Compliance and Risk Oversight Committee and the Chief Legal Officer. In addition to meeting with the Company’s internal risk committee of senior management, which meets at least quarterly, the Chief Compliance Officer meets at least quarterly with the Audit Committee and Compliance and Risk Oversight Committee.

The Board also has approved a Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer, Chief Financial Officer and Corporate Controller, and other related policies to help manage and mitigate risk globally.

The Vice Chair of the Board serves as Chair of the Compliance and Risk Oversight Committee, which also meets at least twice a year with other committee Chairs to discuss risk-related matters and the Company’s enterprise risk management framework. While the full Board has retained responsibility for overseeing strategic risks to the business overall, it has delegated oversight of specific risks to its committees as outlined below.

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

•

The Compensation Committee focuses on the design and administration of compensation-related plans and programs, and reviews with management and its external compensation consultant, at least annually, the relationship between the Company’s compensation policies and practices and the Company’s risk management with respect to compensation-related matters, including to assess whether any risks arising from compensation practices, policies and programs for the Company’s executive officers and other employees are reasonably likely to have a material adverse effect on the Company. The Committee receives reports, on at least a quarterly basis, from management and outside advisors regarding compensation-related matters, and considers risk management in determining compensation structure. The Committee also reviews reports from management regarding pay equity and human capital management.

•

The Compliance and Risk Oversight Committee assists the Board in its oversight of Viatris’ enterprise risk management framework and reviews the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage, and monitor the Company’s material risks; reviews management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and IT; and reviews the Company’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation. Management reviews the Company’s enterprise risk management program with the Committee each quarter and discusses the short-, medium- and long-term matters of focus from a risk management perspective and actions being taken to mitigate risk. The Committee also meets with the Chairs of the other committees at least two times a year to discuss enterprise risk and related matters. The Committee is also responsible for overseeing the Chief Compliance Officer’s implementation of Viatris’ Corporate Compliance Program. The Chief Compliance Officer reports to the Committee and the Chief Legal Officer and the Committee is responsible for appointing and, as applicable, replacing, this individual. The Committee discusses the Chief Compliance Officer’s performance, responsibilities, plans and resources with the Chief Legal Officer. The Committee also makes recommendations to the Board with respect to the Corporate Compliance Program, the Code of Business Conduct and Ethics, and significant related global policies, and is responsible for reviewing reports of significant actual or alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations. The Committee also discusses reports regarding non-financial compliance risk and risks associated with privacy; antitrust and competition; anti-corruption; and third-party risks. In addition, the Committee reviews significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services.

•

The Finance Committee is responsible for reviewing and, as appropriate, providing recommendations to the Board with respect to significant strategies and policies of the Company relating to its capital structure and deployment and/or allocation of capital, material financial matters and transactions, and the risks related to such activities.

•

The Governance and Sustainability Committee is responsible for identifying, assisting in recruiting, and nominating qualified individuals to become members of the Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of Directors, and evaluating and assisting the Board in considering potential risks related to corporate governance. The Committee is also responsible for overseeing the annual self-evaluation of the Board and its committees; Director orientation and continuing education programs; and management’s activities with respect to corporate environmental and social responsibility matters.

The Board’s Role in Oversight of Corporate Environmental and Social Responsibility Matters

Viatris’ Board oversees management’s efforts with respect to sustainability matters, including corporate environmental and social responsibility matters through its Governance and Sustainability Committee. The Company’s sustainability function operates as a center of excellence within the Viatris Corporate Affairs leadership team. The Head of Global Sustainability drives the strategic and operational development of sustainability matters across the Company together with key partners. The Chief Corporate Affairs Officer and the Head of Global Sustainability communicate quarterly with the Board on sustainability matters, including corporate environmental and social responsibility matters through the Governance and Sustainability Committee, and on an annual basis, the Governance and Sustainability Committee reviews progress with the Chief Corporate Affairs Officer and Head of Global Sustainability on sustainability matters, including corporate environmental and social responsibility matters that have been discussed with the Board to confirm the Company is tracking its priorities in this area.

The Board’s and its Committees’ Role in Cybersecurity Oversight

The Company maintains an information security program designed to identify, protect, detect, respond to and recover from cybersecurity threats. The Company’s Chief Information Security Officer & Head of Global Security, under the direction of the Company’s Chief Compliance Officer, reports quarterly to the internal risk committee of senior management which includes the CEO, CFO, Chief Legal Officer, Chief People Officer, Chief Corporate Affairs Officer, Regional Presidents, Chief Information Officer and Chief Compliance Officer, and the Board on the progress of the information security program and overall security status.

The Compliance and Risk Oversight Committee of the Board is responsible for reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another Committee of the Board, including data security programs and cybersecurity and IT. In the event of a severe cybersecurity incident, such as a ransomware attack or other incident that has a severe adverse effect on Viatris’ operations, critical systems or sensitive data, or which may cause severe reputational damage, executive management may determine that is necessary to notify the Board or the Compliance and Risk Oversight Committee about such a cybersecurity incident immediately. Otherwise, the Compliance and Risk Oversight Committee receives reports from executive management on data security, cybersecurity and information security-related matters on at least a quarterly basis, including with respect to related risks, risk management, risk reduction programs, and relevant legislative, regulatory, and technical developments. On a biannual basis, the Compliance and Risk Oversight Committee and Chairs of each other Committee of the Board receive an information security update from the Company’s Chief Information Security Officer & Head of Global Security, the Chief Compliance Officer and the Chief Information Officer. The full Board receives a report on the respective quarterly discussions from the Chair of the Compliance and Risk Oversight Committee each quarter.

More information about Viatris’ risk management, strategy, and governance with respect to risks from cybersecurity threats can be found in Part I, Item 1C of the Original Filing.

Board Education and Director Orientation

The Governance and Sustainability Committee is responsible for overseeing and reviewing quarterly Director continuing education programs, including educational seminars, presentations, conferences and other programs or opportunities presented by external and internal resources, on matters that may relate to, among other topics: compensation, compliance, governance, board process, risk oversight, audit and accounting, regulatory and other current issues. Past trainings have included the Stanford Graduate School of Business Directors’ Consortium and Deloitte’s Board Symposium, among others. The Company reimburses Directors for costs associated with any related seminars and conferences, including travel expenses.

The Governance and Sustainability Committee is also responsible for overseeing and annually reviewing the Company’s Director orientation program. The program is designed to familiarize new Directors with, among other matters, the Company’s business, operations, financial reporting, risk management and executive officers. In addition, new Directors receive extensive onboarding materials which address topics including the Company’s strategy, policies, director roles and responsibilities, corporate governance policies and procedures, and leadership structure.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the compensation of our Named Executive Officers (“NEOs”) for 2023, which continues to be closely linked to the Company’s performance objectives.

Executive Summary

We were pleased to have received 86% approval for our shareholder advisory vote regarding NEO compensation at our 2023 Annual Meeting, which we believe validates our performance-based compensation philosophy, the then-announced transition of our leadership structure and the phasing out of legacy compensation arrangements that we inherited from Pfizer and Mylan.

In our discussions with shareholders, they expressed strong support for our simplified and performance-based compensation program going forward.

Following the conclusion of legacy management transitions that took place this year, our compensation program no longer has any significant outstanding legacy arrangements. Although certain of these arrangements are reflected in our 2023 Summary Compensation Table, each matter was previously disclosed and, based on our discussions with shareholders, we believe was taken into account and reflected in prior shareholder advisory votes (including the 86% support last year). Importantly, our transitional arrangements with Messrs. Coury and Malik reflect the Company honoring past contractual and economic commitments without additional cash or equity compensation. Moreover, in response to our discussions with shareholders in recent years, we increased the percentage of performance-based equity awards from 60% to 65%; eliminated legacy excise tax gross-ups; eliminated modified single-trigger severance arrangements; committed to no new fixed-term NEO employment agreements; discontinued tax equalization benefits; and committed to no longer provide strictly time-based cash retention awards except in extraordinary situations and in connection with new hires or supplemental retirement benefit agreements.

Our Compensation Structure is Approximately Two-Thirds Performance Based and Includes No Special Incentives

Our Compensation Committee has implemented a simple and performance-focused compensation program which, excluding arrangements which may be necessary in connection with onboarding new hires, is limited to base salary, a performance-based short-term incentive award and long-term incentive awards consisting of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”). For fiscal year 2023, 62% of NEO total target compensation was performance-based and 70% of NEO total target compensation was delivered as long-term equity.

In addition, our PRSUs are subject to a total shareholder return (“TSR”) performance modifier assessed over a three-year time frame relative to the S&P 500 Pharmaceutical Index. Our first long-term PRSUs (awarded in 2021) that vested in 2024 were automatically reduced by 30% consistent with the design of the TSR modifier.

*	Excludes Mr. Goettler

Leadership Transitions

Executive Chairman Transition

In light of the leadership and oversight of the Executive Chairman in developing our comprehensive strategies for growth while streamlining the Company, the substantial success and progress on and overall performance with respect to the Company’s Phase 1 objectives, and in preparation for the Company’s move into Phase 2 of our strategic plan, the independent members of the Board believed it was an appropriate time to consider a transition to a more conventional Board leadership structure, which we had previously informed shareholders we would do at the appropriate time for the Company. In 2023, the Board approached Robert J. Coury, and Mr. Coury agreed, to transition to a new role as Chairman Emeritus and Senior Strategic Advisor from the conclusion of the 2023 Annual Meeting through the end of 2025 (the same period that Mr. Coury previously committed to the Company under his Executive Employment Agreement when Viatris was created).

In connection with this transition, Mr. Coury was treated as separating from employment for Good Reason for severance benefit purposes (as defined in, and pursuant to, his Executive Employment Agreement). Importantly, our transitional arrangement with Mr. Coury involved the Company honoring past contractual and economic commitments without any additional grants of cash or equity compensation.

Other Executive Transitions

Rajiv Malik, President, retired from his executive role with the Company effective as of April 1, 2024. To support the transition of Mr. Malik’s substantial operating responsibilities given his significant tenure with the Company and primary responsibility for operation of the Company’s complex manufacturing and commercial platform for over 15 years, and to assist the Company’s senior management team, the Board requested and Mr. Malik agreed to consult with the Company on operational matters. Mr. Malik has also agreed to remain a member of the Board. Mr. Malik will receive a pro rata bonus for 2024 reflecting his period of executive service and his currently outstanding equity awards will continue vesting during his service (or earlier upon certain qualifying terminations of Board or consulting services). Mr. Malik was not granted any additional awards or other compensation for his consulting services.

Anthony Mauro, President, Developed Markets, departed from the Company effective as of April 1, 2024 as a result of an elimination of his position in connection with a realignment of the Company’s commercial function. Mr. Mauro received severance benefits equal to two times his base salary and target bonus, subject to a release of claims and other customary conditions. Mr. Mauro will also receive a pro rata bonus for 2024 reflecting his period of executive service. Unvested equity awards that Mr. Mauro held as of his separation were forfeited, unless otherwise provided in the applicable award agreements.

Sanjeev Narula, Chief Financial Officer, departed from the Company effective March 5, 2024. Mr. Narula received severance benefits based on a termination without cause equal to two times his base salary and target bonus. Mr. Narula will also receive a pro rata bonus for 2024 reflecting his period of executive service and is eligible to receive a pro rata portion of his PRSUs granted in 2022 and 2023 based on actual performance at the end of the applicable performance period. Other unvested equity awards that Mr. Narula held as of his separation were forfeited.

Michael Goettler, Chief Executive Officer, departed from the Company effective April 1, 2023. Mr. Goettler received a pro rata bonus for 2023 reflecting his period of executive service and severance benefits based on a termination without cause equal to two and a half times his base salary and target bonus. Unvested equity awards that Mr. Goettler held as of his separation were forfeited.

Selected Highlights and Recent Developments

Viatris’ management continues to execute on the strategic priorities previously outlined to shareholders and again achieved several notable accomplishments in 2023, furthering its strategic plan.

Financial and Operational Performance

In 2023, Viatris delivered another four quarters of consistent, solid operational performance across all segments. The Company:

•

Reported total revenues of $15.4 billion; U.S. GAAP net earnings of $54.7 million; adjusted EBITDA of $5.1 billion; U.S. GAAP net cash provided by operating activities of $2.8 billion and free cash flow of $2.4 billion.

•	Paid down approximately $1.25 billion of debt.

•	Generated new product revenues[1] of ~$450 million.

•	Maintained the quarterly dividend payment of $0.12 per share.

•	Returned capital to shareholders in the form of $576 million in dividends and $250 million in share buybacks, totaling $826 million.

•	Supplied high-quality medicines to ~1 billion patients around the world.

•

Completed certain planned divestitures and is on track to complete all remaining divestitures by mid-year 2024, subject to final regulatory approvals, receipt of required consents and other closing conditions.

Science and Regulatory Achievements

Viatris has products across 10+ therapeutic areas, and has more than 250 medicines on the World Health Organization’s Essential Medicines list. The Company has industry-leading science, development, regulatory

[1]	Refers to revenue from new products launched in 2023 and the carryover impact of new products, including business development, launched within the last 12 months.

and manufacturing capabilities complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines. In 2023, this included more than 3,000 scientists and medical professionals working across 11 development centers globally in multiple technology platforms and therapeutic areas, coupled with in-country regulatory expertise in 55 markets. During 2023, Viatris continued to advance key development programs across complex injectables, novel products, complex generics, as well as progressed its efforts to establish a Phase III-ready eye care pipeline. The Company:

•	Launched Breyna™, the first U.S. Food and Drug Administration (“FDA”)-approved generic version of Symbicort®.

•	Positive top-line results for Yupelri® (revefenacin) Phase III trial in China.

•	FDA approval of RYZUMVI™ 0.75% eye drops for the treatment of pharmacologically-induced mydriasis.

•	Executed successful transition of global biosimilars business to Biocon Biologics Limited.

•	Integrated Oyster Point and Famy Life Sciences acquisitions and successfully created the Viatris Eye Care Division.

Our 2023 Annual Incentive Plan Payouts Aligned with Strong Financial and Operational Results and PRSUs Earned in 2024 Were Reduced Based on Our Relative Total Shareholder Return, Further Aligning Pay with Shareholder Outcomes

Short-term incentive compensation. Comprised approximately 17% of 2023 NEO target total compensation (excluding Mr. Goettler). While we believe that Viatris stock continues to be significantly undervalued, our management team’s operational execution resulted in strong performance results and corresponding above-target payouts under the 2023 short-term incentive program. Drivers of our 2023 short-term incentive results included:

•

Above-target adjusted EBITDA and free cash flow for short-term incentive compensation purposes, driven by the focus and efforts of the Company’s management and the success of the Company’s cash optimization efforts. For more information on and the differences between how adjusted EBITDA and free cash flow are calculated for purposes of the Company’s 2023 short-term incentive compensation and public reporting purposes, see “Elements of 2023 Compensation – 2023 Annual Incentive Compensation Program – Annual Incentive Compensation Awards for 2023” on page 33.

•

Above-target global product submissions, across broad and therapeutic-area agnostic product categories, driven by the strength of the Company’s development programs and successful acceleration of certain additional submissions.

The setting of the annual incentive performance metric targets was established to reflect higher expectations regarding incremental R&D expense, incremental cost inflation and expectations regarding foreign exchange rates.

Long-term incentive compensation. PRSUs that vested in 2024 were subject to a free cash flow metric, a leverage metric and relative market performance metric (i.e., relative TSR using the S&P 500 Pharmaceutical Index, which is used as a modifier to determine the final payout percentage) over a three-year time period. These awards were automatically reduced by 30% at vesting due to our stock price, which we believe is significantly undervalued. For more information on and the differences between how free cash flow and leverage ratio are calculated for purposes of long-term incentive compensation and public reporting purposes, see page 36 and Appendix A.

Executive Compensation Philosophy

The Compensation Committee and Board’s compensation philosophy for 2023 reflects the Company’s continued focus on a performance-based, shareholder-value-focused business model and is intended to help ensure that Viatris continues to attract and retain high-performing executives given the highly competitive market for executive talent. The compensation program has the following key objectives, among others:

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

•

Align with Shareholder Interests. We aligned executive compensation with shareholder interests by linking pay to the Company’s stated strategic priorities, long-term performance, and share price appreciation, including through the use of a relative TSR modifier for PRSUs in our long-term incentive plan and robust share ownership requirements. We believe this linkage helps drive long-term performance and encourages decision making to foster share price appreciation.

•

Drive Company Performance. As described in more detail on pages 27 to 28 and 31 to 37, our 2023 compensation program was designed with metrics carefully linked to our business strategies and financial goals. If the Company does not meet its short- and long-term objectives, executive pay is meaningfully impacted.

2023 Performance-Based Compensation Program

2023 Total Target Compensation

The chart below shows the target total direct compensation opportunity for each of our NEOs in 2023.

NEO	Base Salary	Target Annual Incentive	Target Long-Term Incentive	2023 Total Target Compensation(1)

Scott A. Smith(2)	$1,400,000	$2,100,000	$11,200,000	$14,700,000

Rajiv Malik	$1,300,000	$1,625,000	$7,800,000	$10,725,000

Sanjeev Narula	$925,000	$925,000	$3,700,000	$5,550,000

Anthony Mauro	$860,000	$989,000	$3,440,000	$5,289,000

Brian Roman	$800,000	$800,000	$1,600,000	$3,200,000

Michael Goettler(2)	$1,300,000	$1,950,000	—	$3,250,000

Robert J. Coury(2)	$1,950,000	$2,925,000	$11,700,000	$16,575,000

(1)	2023 Total Target Compensation equals the sum of base salary, target annual incentive, and target long-term incentive.
(2)

Scott A. Smith became CEO of the Company effective April 1, 2023. Mr. Goettler ceased to serve as CEO and on the Board, in each case, effective as of April 1, 2023. Mr. Coury ceased to serve as Executive Chairman and on the Board, in each case, effective as of December 15, 2023. The full year target annual incentive amounts listed above for Messrs. Smith, Goettler and Coury were prorated to reflect the number of days each respectively served as an active employee during 2023 in determination of the payout of the 2023 cash incentive and were based on actual Company performance levels. Mr. Goettler did not receive a 2023 long-term incentive award.

Considerations for Setting 2023 Incentive Performance Goals

In setting annual and long-term incentive performance goals, the Compensation Committee considered a broad variety of data, including potential divestitures, industry forecasts, internal projections, demographic data, advice from outside advisors, benchmarking data against the peer company medians, and the Company’s annual operating plan and strategies. The Compensation Committee also considered the variability and cyclicality of the business, noting that targets may increase or decrease from year to year due to factors impacting the business, such as market conditions, the regulatory environment, timing of product approvals, and both immediate and long-term strategic priorities of the business. Although the targets may vary from year-to-year, the Compensation Committee is committed to maintaining high levels of rigor while motivating the executive team and aligning with long-term sustainable business development and shareholder value creation. Consistent with our philosophy of driving long-term company performance, the Compensation Committee, with the advice of its independent compensation consultant, will annually consider potential alternative performance metrics that link to our strategy and align with shareholder interests in long-term value creation.

2023 Peer Group

The peer group is used as one of several reference points for determining executive compensation and includes Viatris’ business competitors and companies that Viatris competes with for executive talent. Although the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Compensation Committee does not target the compensation of NEOs within a specific percentile of any set of peer companies and considers peer group and industry data along with many other factors when determining compensation.

Below is the peer group selected by the Compensation Committee for 2023, with the advice of the Compensation Committee’s independent compensation consultant. The Committee takes a number of considerations into account when choosing the peer group, including those companies that compete with the Company for executive talent.

Abbott Laboratories	Bristol-Myers Squibb Company	Pfizer Inc.

Amgen Inc.	Eli Lilly and Company	Regeneron Pharmaceuticals, Inc.

Bausch Health Companies Inc.	Gilead Sciences, Inc.	Sanofi S.A.

Baxter International Inc	Novartis AG	Teva Pharmaceutical Limited

Biogen Inc.	Organon & Co.	Zoetis Inc.

Elements of 2023 Compensation

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

As reflected in the table below, in 2023, there were adjustments made to base salaries to reflect changes in market data and expanded responsibilities.

NEO	2022 Base Salary	2023 Base Salary

Scott A. Smith(1)	N/A	$1,400,000

Rajiv Malik	$1,200,000	$1,300,000

Sanjeev Narula	$850,000	$925,000

Anthony Mauro	$800,000	$860,000

Brian Roman	$750,000	$800,000

Michael Goettler(1)	$1,300,000	$1,300,000

Robert J. Coury(1)	$1,800,000	$1,950,000
(1)

Scott A. Smith became CEO of the Company effective April 1, 2023. Mr. Goettler ceased to serve as CEO and on the Board, in each case, effective as of April 1, 2023. Mr. Coury ceased to serve as Executive Chairman and on the Board, in each case, effective as of December 15, 2023. The base salary amounts listed above for Messrs. Smith, Goettler, and Coury reflect full year amounts but were only paid out on a prorated basis to reflect the number of days as an active employee during 2023.

2023 Annual Incentive Compensation Program

Annual Incentive Compensation Awards for 2023

Viatris’ annual incentive compensation consists of performance-based annual cash awards that are subject to achievement of metrics that were identified by the Board and Compensation Committee as critical to the successful execution of Viatris’ business strategy and aligned with the continued creation of shareholder value. The metrics are specifically related to the actions and leadership of our executive team and measure their ability to generate shareholder returns, both in the short- and long-term. The Compensation Committee approved annual incentive award grants and corresponding performance targets in the first quarter of 2023.

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

NEO	Target (as % of Base Salary)	Annual Incentive Target

Scott A. Smith(1)	150%	$2,100,000

Rajiv Malik	125%	$1,625,000

Sanjeev Narula	100%	$925,000

Anthony Mauro	115%	$989,000

Brian Roman	100%	$800,000

Michael Goettler(1)	150%	$1,950,000

Robert J. Coury(1)	150%	$2,925,000
(1)

The annual incentive target amounts listed above for Messrs. Smith, Goettler, and Coury were prorated to reflect the number of days each respectively served as an active employee during 2023 in determination of the payout of the 2023 cash incentive and were based on actual Company performance.

Annual Incentive Compensation Payouts for 2023

In 2023, Viatris achieved the following performance against the Compensation Committee-approved performance goals:

Metric	Weighting	Threshold	Target	Maximum	Results
Adjusted EBITDA*	40%	$4,900 million	$5,200 million	$5,500 million	$5,367 million
Free Cash Flow**	40%	$2,200 million	$2,500 million	$2,800 million	$2,916 million
Global Regulatory Submissions	20%	100	120	140	148
*

Adjusted EBITDA is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA for 2023, except that the calculation for the 2023 annual incentive program utilized 2023 budgeted foreign exchange rates and further adjusts for acquired in-process research and development (“IPR&D”) costs and the impact of divestitures. Viatris’ adjusted EBITDA as reported for the twelve months ended December 31, 2023 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**

Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow for 2023, except that the calculation for the 2023 annual incentive program utilized 2023 budgeted foreign exchange rates and further adjusts for transaction costs and taxes related to the acquisitions of Oyster Point and Famy Life Sciences as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impacts of divestitures, acquired IPR&D costs, and proceeds from the sale of property, plant and equipment. Viatris’ free cash flow as reported for the twelve months ended December 31, 2023 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

The following table shows the 2023 actual incentive payout for each NEO reflecting Company performance at 182.31% of target.

NEO	Actual Annual Incentive Award

Scott A. Smith(1)	$2,884,494

Rajiv Malik	$2,962,538

Sanjeev Narula	$1,686,368

Anthony Mauro	$1,803,046

Brian Roman	$1,458,480

Michael Goettler(1)	$886,326

Robert J. Coury(1)	$5,098,811
(1)

For Messrs. Smith, Goettler, and Coury, payouts represent a prorated amount to reflect the number of days each respectively served as an active employee during 2023 and were based on actual Company performance.

2023 Long-Term Incentive Compensation Programs

Long-Term Incentive Compensation Grants for 2023

The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Viatris’ common stock over several years, as well as other measures associated with the growth, success, and long-term sustainability of Viatris. The Compensation Committee approved annual long-term incentive (“LTI”) award grants in the first quarter of 2023.

In 2022, we increased the percentage of performance-based awards (which are subject to a TSR modifier) from 60% to 65%, with 65% of each NEO’s award in the form of PRSUs and 35% in the form of RSUs, and we continued this practice in 2023. This increase in the allocation to PRSUs reflects a further reinforcement of our pay-for-performance philosophy and our robust shareholder engagement. RSUs vest ratably over a three-year period following the grant date, and PRSUs vest as described below. This mix of LTI awards provides NEOs with a combination of incentives and aligns them with the interests of shareholders.

Each NEO’s 2023 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. In setting each NEO’s LTI targeted value, the Compensation Committee considered a variety of factors, including, among others, peer group compensation and expectations regarding individual roles and responsibilities.

For 2023, the Compensation Committee approved the following annual LTI award values for our NEOs:

NEO(1)	PRSUs	RSUs	Total LTI Award

Scott A. Smith	$7,280,000	$3,920,000	$11,200,000

Rajiv Malik	$5,070,000	$2,730,000	$7,800,000

Sanjeev Narula	$2,405,000	$1,295,000	$3,700,000

Anthony Mauro	$2,236,000	$1,204,000	$3,440,000

Brian Roman	$1,040,000	$560,000	$1,600,000

Robert J. Coury	$7,605,000	$4,095,000	$11,700,000
(1)	Mr. Goettler did not receive a long-term incentive award in 2023.

2023 Three-Year PRSU Performance Metrics

The 2023 grant of PRSUs is subject to free cash flow and relative market performance metrics (i.e., relative TSR using the S&P 500 Pharmaceutical Index), which is used as a modifier to determine the final payout percentage, as described below. The free cash flow metric incentivizes effective use of Viatris’ capital to drive cash flow generation, encouraging behavior that is closely aligned with our efforts to drive a durable and sustainable business. In addition, the relative TSR modifier impacts executive pay based on Viatris’ performance as compared to industry competitors.

As shown in the table below, payouts under the 2023 PRSUs will be determined in two steps. First, in the first quarter of 2026, the outcome of the free cash flow metric will be assessed, resulting in an initial payout percentage of 50% for threshold performance (with 0% payout for below threshold performance) up to 150% for maximum performance, with linear interpolation for achievement between threshold and maximum. Second, the relative TSR metric will be applied as a modifier to the initial payout percentage, decreasing it by 30%, leaving it unaffected, or increasing it by 30%, in order to calculate the final payout percentage. The reduction in amounts in setting the free cash flow metric reflects the Company’s expectations regarding the negative impact on free cash flows resulting from previously announced divestitures.

Metric	Weighting	Threshold	Target	Maximum

Free Cash Flow*	100%	$6,000 million	$7,000 million	$8,000 million

Relative TSR of Peer Group**	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group

Payout Opportunity (as % of Target)		35%	100%	195%
*

Free cash flow is derived from Viatris’ audited financial statements in the same manner as the calculation for Viatris’ 2023 annual incentive program, except that the calculation for the 2023 PRSUs further adjusts for any of the following, as applicable: transaction costs and taxes related to certain acquisitions and divestitures as well as any incremental transaction costs and taxes related to other select asset sales or reshaping initiatives and other impacts of divestitures, unbudgeted restructuring costs, unbudgeted R&D expense, material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, changes in tax laws, and all impacts of material acquisition activities. Free cash flow for the 2023 PRSUs will be the sum of such free cash flow measure for each of the years ended December 31, 2023, 2024 and 2025 and will utilize budgeted foreign exchange rates for the relevant year. Viatris’ free cash flow as reported for the twelve months ended December 31, 2023 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**

Relative TSR is calculated by comparing the difference between Viatris’ 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in the S&P 500 Pharmaceutical Index.

Payouts with respect to PRSUs granted in 2023 will be determined in early 2026 following the conclusion of the three-year performance cycle.

2021-2023 Three-Year PRSU Performance Metric Results

During the three-year period of 2021 to 2023, Viatris achieved the following performance against the Compensation Committee-approved performance goals:

Metric	Weighting	Threshold	Target	Maximum	Results

Free Cash Flow*	60%	$6,500 million	$7,500 million	$8,500 million	$9,500 million

Gross Leverage Ratio**	40%	3.14x	2.99x	2.84x	2.84x

Relative TSR of Peer Group***	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group	21st Percentile

Payout Opportunity (as % of Target)		35%	100%	195%
*

Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ free cash flow (as reported), except that the calculation for the 2021-2023 three-year PRSUs utilized budgeted foreign exchange rates for the relevant year and further adjusts for the following, as applicable: transaction costs and taxes related to the acquisitions of Oyster Point and Famy Life Sciences as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impact of divestitures, acquired IPR&D costs, proceeds from the sale of property, plant and equipment, material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, all impacts of the Biocon Biologics Transaction following its consummation including results after closing and transaction-related costs, and sales of intellectual property up to $750 million annually in the aggregate. Free cash flow for the 2021-2023 three-year PRSUs is the sum of such free cash flow measure for each of the years ended December 31, 2021, 2022, and 2023. Viatris’ free cash flow as reported for each of the three years ended December 31, 2021, 2022, and 2023 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**	Gross leverage ratio for the 2021-2023 three-year PRSUs is derived from Viatris’ audited financial statements in the manner described in Appendix A.
***

Relative TSR is calculated by comparing the difference between Viatris’ 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in the S&P 500 Pharmaceutical Index.

The following table shows the 2023 PRSU share award payout for each NEO reflecting Company performance at 105% of target.

NEO(1)	Actual Award (# of Shares)

Scott A. Smith	N/A

Rajiv Malik	357,353

Sanjeev Narula	138,971

Anthony Mauro	158,824

Brian Roman	69,486
(1)

Mr. Goettler did not vest in any portion of the 2021 PRSU grant based on his termination of employment. Mr. Coury vested in his 2021 PRSUs at target performance levels at the time of his separation from employment based on the pre-existing contractual terms of his Executive Employment Agreement relating to a separation from employment for “good reason”.

Governance and Other Considerations Impacting Viatris Compensation Decisions

The Compensation Committee and Board proactively consider external governance-related developments and trends relating to executive compensation. In setting or approving executive compensation, the Compensation Committee and Board may consider, in addition to any corporate goals and objectives applicable to an individual executive, some or all of the following: recognition of individual performance and contributions; pay-for-performance; alignment with long-term shareholder interests; advancement of Company strategic goals; maintenance of an appropriate level of fixed and at-risk compensation; remaining competitive with companies within the Company’s peer group; competition for executive talent; internal pay equity; leadership and mentoring skills and contributions; talent management; contributions to establishment or execution of corporate strategy; retention; compliance with applicable law and the Code of Business Conduct and Ethics and Company policy; and/or any other factors determined by the Board or the Compensation Committee to be in the interests of the Company.

The Compensation Committee and Board believe that each company must independently assess which market practices and trends are appropriate for the company at any particular time in the company’s history and remain fully committed to maintaining a strong compensation governance philosophy that is aligned with shareholder interests and best practices. See also page 31.

Commitment to Responsible, Shareholder-Aligned Compensation Governance Practices

The following table summarizes certain specific compensation-related governance practices adopted by the Compensation Committee and Board with respect to 2023 compensation. We note that implementation of many of these practices was responsive to comments from shareholders or otherwise endorsed by shareholders during our robust shareholder engagement program or prior say-on-pay votes.

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
X Modified single-trigger severance arrangements
X Supplemental retirement agreements
X Exercise positive discretion in determining annual incentive compensation or LTI payouts
X Re-pricing of stock options without shareholder approval
X Hedging or pledging of shares
X New cash-based retention awards for NEOs without performance vesting conditions except in extraordinary situations or in connection with new hires

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

2023 Share Ownership Requirements

Viatris maintains robust share ownership requirements for our NEOs. The requirement is expressed as a multiple of base salary and shown in the table below.

Position	Ownership Requirement

Executive Chairman	6x

Chief Executive Officer	6x

President	4x

Other NEOs	3x

In addition to the NEOs, the Viatris share ownership policy covers the most senior employees at Viatris to promote an ownership culture and further align the interests of those leaders with those of shareholders. Each covered employee has five years from the date they became subject to the policy to achieve the minimum ownership requirement. Common stock actually owned by the covered employee (including shares of common stock held by the covered employee in the Restoration Plan), as well as restricted shares and unvested RSUs and PRSUs (including corresponding dividend equivalent units (“DEUs”)) count toward compliance with these requirements. The Company believes that this approach is appropriate given the robust requirements set and the fact that the realized value of vested awards has been less than grant date values in the past. All NEOs meet these share ownership requirements or are expected to meet them by the applicable date.

Clawback Policy

The Board has approved a clawback policy relating to incentive compensation programs. The policy provides that Viatris may take action to recoup annual incentive compensation and equity-based incentive compensation gains resulting from specified misconduct.

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

In the fourth quarter of 2023, we also timely adopted a clawback policy as required by the final Dodd-Frank rules and exchange listing standards. Our policy requires recoupment of excess compensation paid to our executive officers if amounts are based on material noncompliance with any financial reporting requirement that causes an accounting restatement, without regard to any fault or misconduct.

Anti-Hedging and Anti-Pledging Policy

Viatris has a securities trading policy that prohibits Directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act) (“Section 16 Officers”) and their respective designees from trading in hedging instruments or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments are defined as any prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include shares and options to purchase shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Viatris or any parent, subsidiary, or subsidiary of any parent of Viatris, as well as any derivative financial instruments pertaining to such securities, whether or not issued by the Company, such as options and forward contracts.

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

Role of the Compensation Committee

The Compensation Committee is comprised solely of independent Directors and oversees the design and implementation of our executive compensation programs. The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our former Executive Chairman and our CEO, recommends compensation and objectives to the independent, non-executive members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel, and an internal executive compensation team.

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

Harry Korman, Chair

JoEllen Lyons Dillon

James Kilts

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2023 was an officer or employee of Viatris, was formerly an officer of Viatris, or had any relationship requiring disclosure by Viatris under Item 404 of Regulation S-K. During 2023, no executive officer of Viatris served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Viatris.

Executive Compensation Tables

2023 Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2023, 2022, and 2021.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Scott A. Smith Chief Executive Officer	2023	1,023,077	—	11,200,008	—	2,884,494	—	822,830	15,930,409

Sanjeev Narula Chief Financial Officer	2023	923,558	—	3,700,013	—	1,686,368	—	470,303	6,780,242
	2022	840,385	—	3,400,006	—	1,586,355	—	281,660	6,108,406
	2021	800,000	—	2,800,011	—	1,524,560	—	526,114	5,650,685
Rajiv Malik President	2023	1,298,077	—	7,800,015	—	2,962,538	—	423,045	12,483,675
	2022	1,200,000	10,950,000	7,200,007	—	2,799,450	—	405,434	22,554,891
	2021	1,200,000	—	7,200,017	—	2,858,550	—	363,683	11,622,250
Anthony Mauro President, Developed Markets	2023	858,846	—	3,440,016	—	1,803,046	—	333,496	6,435,404
	2022	800,000	6,553,800	3,200,005	—	1,716,996	—	317,968	12,588,769
	2021	800,000	—	3,200,017	—	1,753,244	—	296,654	6,049,915
Brian Roman Global General Counsel	2023	790,385	—	1,600,015	—	1,458,480	—	263,253	4,112,133

Michael Goettler Former Chief Executive Officer	2023	350,000	—	—	—	886,326	—	8,607,384	9,843,710
	2022	1,300,000	—	9,100,001	—	3,639,285	—	731,984	14,771,270
	2021	1,300,000	—	9,100,015	—	3,716,115	—	663,440	14,779,570
Robert J. Coury Former Executive Chairman	2023	1,909,615	—	11,700,012	—	5,098,811	—	22,793,308	41,501,746
	2022	1,800,000	—	10,800,015	—	5,039,010	—	859,620	18,498,645
	2021	1,800,000	—	10,800,010	—	5,145,390	—	806,678	18,552,078
(1)

Represents the base salary actually paid to the NEO in 2023, 2022, and 2021. For Mr. Smith, the amount reflects salary received commencing with his April 1, 2023 hire date. For Messrs. Goettler and Coury, the amount reflects salary received up until their last day of employment, which was April 1, 2023 and December 15, 2023, respectively.

(2)

In connection with the Combination in 2020, Messrs. Malik and Mauro were each granted a retention bonus (equal to $10,950,000 and $6,553,800, respectively), which became payable in 2022 upon the two-year anniversary of the Combination, subject to Messrs. Malik’s and Mauro’s continued employment through such date. Consistent with our engagement with shareholders, the Compensation Committee has determined that it does not intend to issue new cash-based retention awards for NEOs except in extraordinary situations or in connection with new hires.

(3)

Represents the grant date fair value of the long-term incentive awards granted to the NEO in 2023, 2022 and 2021, as applicable. The grant date fair value of PRSUs for 2023 is based on the target value and is as follows: Messrs. Smith ($7,280,002), Narula ($2,405,004), Malik ($5,070,004), Mauro ($2,236,006), Roman ($1,040,009), and Coury ($7,605,007). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2023 would have been as follows: Messrs. Smith ($14,196,013), Narula ($4,689,759), Malik ($9,886,512), Mauro ($4,360,222), Roman ($2,028,020), and Coury ($14,829,768). For information regarding assumptions used in determining the expense of such awards, please refer to Note 14 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(4)	Represents amounts paid under the Company’s annual short-term incentive plan. For a discussion of this plan, see “2023 Annual Incentive Compensation Program” on page 33.
(5)

Amounts shown in this column are detailed in the following chart. All separation benefits paid to Messrs. Goettler and Coury were required pursuant to the existing terms of their contractual agreements, which were previously disclosed and subject to prior Say-on-Pay resolutions.

Name	Fiscal Year	Use of Company Provided Automobile ($)(a)	Personal Use of Company Aircraft ($)(b)	Expatriate Benefits ($)(c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(d)	Restoration Plan Contribution ($)(e)	Transition Related Benefits ($)(f)	Other ($)(g)	Total ($)
Scott A. Smith	2023	14,458	163,853	—	37,177	188,587	—	418,755	822,830
Sanjeev Narula	2023	19,200	—	175,942	29,638	243,768	—	1,755	470,303
	2022	19,262	—	4,756	27,504	228,450	—	1,688	281,660
	2021	19,200	—	336,440	26,454	139,419	—	4,601	526,114
Rajiv Malik	2023	32,894	47,551	—	36,131	263,727	—	42,742	423,045
	2022	30,998	71,273	—	37,519	262,749	—	2,895	405,434
	2021	6,847	62,141	26,036	32,700	228,787	—	7,172	363,683
Anthony Mauro	2023	19,200	—	—	37,369	250,346	—	26,581	333,496
	2022	19,200	—	—	39,666	244,857	—	14,245	317,968
	2021	19,200	9,150	—	31,570	230,711	—	6,023	296,654
Brian Roman	2023	16,800	—	—	36,515	206,747	—	3,191	263,253
Michael Goettler	2023	4,894	41,648	3,389	33,100	273,900	8,250,000	453	8,607,384
	2022	21,162	68,081	95,554	31,350	514,149	—	1,688	731,984
	2021	19,451	58,797	227,481	30,300	325,762	—	1,649	663,440
Robert J. Coury	2023	21,367	5,621	—	36,623	550,310	22,147,894	31,493	22,793,308
	2022	22,680	5,926	—	32,427	726,188	—	72,399	859,620
	2021	24,563	29,184	—	31,377	680,312	—	41,242	806,678
(a)

In the case of Messrs. Smith, Narula, Mauro, Roman, Goettler, and Coury, these costs represent a vehicle allowance and ancillary expenses associated with such vehicle. In the case of Mr. Malik, this number represents the cost of a vehicle (based on lease value), insurance and ancillary expenses associated with such vehicle.

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

(c)

For 2023, amount disclosed for Mr. Narula represents the tax equalization, gross up and tax preparation of $175,942 and for Mr. Goettler represents tax preparation and gross up of $3,389. For 2022, amounts disclosed for Messrs. Narula and Goettler include the value of certain one-time, non-recurring expatriate, repatriation and relocation benefits of $4,756 and $95,554, respectively. For 2021, amounts disclosed include for Messrs. Narula and Goettler the value of certain one-time, non-recurring expatriate, repatriation and relocation benefits of $336,440 and $227,481, respectively. For 2021, the amount disclosed for Mr. Malik represents one-time, non-recurring immigration expenses of $26,036.

(d)

For 2023, amounts for each NEO include a matching contribution for Messrs. Smith ($14,077), Narula ($6,538), Malik ($13,031), Mauro ($14,269), Roman ($13,415), Goettler ($10,000), and Coury ($13,523) and a profit sharing contribution received in March 2024 in respect of fiscal year 2023 to each of Messrs. Smith, Narula, Malik, Mauro, Roman, Goettler and Coury ($23,100). For 2022, amounts for each NEO include a matching contribution for Messrs. Narula ($6,154), Malik ($16,169), Mauro ($18,316), Goettler ($10,000), and Coury ($11,077) and a profit sharing contribution received in March 2023 in respect of fiscal year 2022 to each of Messrs. Narula, Malik, Mauro, Goettler, and Coury ($21,350). For 2021, amounts for each NEO include a matching contribution for Messrs. Narula ($6,154), Malik ($12,400), Mauro ($11,270), Goettler ($10,000), and Coury ($11,077) and a profit sharing contribution received in March 2022 in respect of fiscal year 2021 to each of Messrs. Narula, Malik, Mauro, Goettler, and Coury ($20,300).

(e)

For 2023, amounts disclosed include a matching contribution under the Restoration Plan for Messrs. Smith ($140,072), Narula ($91,174), Mauro ($93,137), Roman ($76,539), Goettler ($9,000), and Coury ($71,874), and a profit sharing contribution under the Restoration Plan received in March 2024 in respect of fiscal year 2023 for Messrs. Smith ($48,515), Narula ($152,594), Malik ($263,727), Mauro ($157,209), Roman ($130,208), Goettler ($264,900), and Coury ($478,463). For 2022, amounts disclosed include a matching contribution under the Restoration Plan for Messrs. Narula ($82,254), Mauro ($87,480), Goettler ($184,371), and Coury ($261,360), and a profit sharing contribution under the Restoration Plan received in March 2023 in respect of fiscal year 2022 for Messrs. Narula ($144,196), Malik ($262,749), Mauro ($157,377), Goettler ($329,778), and Coury ($464,827). For 2021, amounts disclosed include a matching contribution under the Restoration Plan for Messrs. Narula ($80,782), Mauro ($89,930), Goettler ($188,445), and Coury ($266,221), and a profit sharing contribution under the Restoration Plan received in March 2022 in respect of fiscal year 2021 for Messrs. Narula ($58,637), Malik ($228,787), Mauro ($140,781), Goettler ($137,315), and Coury ($414,091).

(f)

For Mr. Goettler, the amount reflects a severance amount of $8,125,000 and payment in lieu of accrued vacation ($125,000) in connection with his separation as an executive of the Company. For Mr. Coury, the amount reflects a severance amount of $21,286,170 and payment in lieu of accrued vacation ($216,563) in connection with his separation from employment. For Mr. Coury, also reflects a pro rata number of days from December 15, 2023 for the advisory fee. All separation benefits paid to Messrs. Goettler and Coury were required pursuant to the existing terms of their contractual agreements, which were previously disclosed and subject to prior Say-on-Pay resolutions.

(g)

For 2023, amounts disclosed represent non-employee board compensation fees for Mr. Smith in 2023 earned prior to becoming CEO on April 1, 2023 ($37,500); non-recurring relocation allowances for Mr. Smith ($379,952); legal fee reimbursement for Messrs. Malik ($35,392) and Mauro ($17,696); events for Messrs. Malik ($4,335), Mauro ($7,130), and Roman ($1,435); health insurance for Messrs. Malik ($1,260) and Coury ($22,134); certain personal security services for Mr. Coury ($7,651); and premiums for international travel assistance and long-term disability for each of the NEOs. For 2022, amounts disclosed represent health insurance for Messrs. Malik ($1,207) and Coury ($30,699); certain personal security services for Mr. Coury ($38,447); international travel assistance premiums for each of the NEOs; events for Mr. Mauro; tax preparation services related to U.K. tax returns for Messrs. Mauro and Coury; and long-term disability premiums for Messrs. Narula, Malik, Mauro, Goettler, and Coury. For 2021, amounts disclosed represent health insurance for Messrs. Malik and Coury ($11,601); certain personal security services for Mr. Coury ($29,233); international travel assistance premiums for each of the NEOs; events for Messrs. Narula, Malik, and Mauro; tax preparation services related to U.K. tax returns for Messrs. Malik and Mauro; and long-term disability premiums for Messrs. Narula, Malik, Mauro, and Goettler.

Grants of Plan-Based Awards for 2023

The following table summarizes grants of plan-based awards made to each NEO during 2023.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards(2)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Scott A. Smith			791,096	1,582,192	3,164,384	—	—	—	—	—	—	—
	4/1/2023	2/24/2023	—	—	—	264,865	756,757	1,475,677	—	—	—	7,280,002
	4/1/2023	2/24/2023	—	—	—	—	—	—	407,485	—	—	3,920,006
Sanjeev Narula			462,500	925,000	1,850,000	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	75,630	216,083	421,362	—	—	—	2,405,004
	3/3/2023	3/3/2023	—	—	—	—	—	—	116,353	—	—	1,295,009
Rajiv Malik			812,500	1,625,000	3,250,000	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	159,435	455,526	888,276	—	—	—	5,070,004
	3/3/2023	3/3/2023	—	—	—	—	—	—	245,284	—	—	2,730,011
Anthony Mauro			494,500	989,000	1,978,000	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	70,315	200,899	391,754	—	—	—	2,236,006
	3/3/2023	3/3/2023	—	—	—	—	—	—	108,177	—	—	1,204,010
Brian Roman			400,000	800,000	1,600,000	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	32,705	93,442	182,212	—	—	—	1,040,009
	3/3/2023	3/3/2023	—	—	—	—	—	—	50,315	—	—	560,006
Michael Goettler			243,082	486,164	972,329	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	—	—	—	—	—	—	—
Robert J. Coury			1,398,390	2,796,781	5,593,562	—	—	—	—	—	—	—
	3/3/2023	3/3/2023	—	—	—	239,152	683,289	1,332,414	—	—	—	7,605,007
	3/3/2023	3/3/2023	—	—	—	—	—	—	367,925	—	—	4,095,005
(1)

The performance goals under the annual incentive compensation program applicable to the NEOs during 2023 are described above in the CD&A. For a discussion of these awards, see “2023 Annual Incentive Compensation Program” on pages 33 to 34 of this Form 10-K/A. The amounts for Messrs. Smith, Goettler, and Coury have been adjusted to reflect their partial year of service during 2023.

(2)

Consists of PRSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2023 table.

(3)

Consists of RSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2023 table.

(4)

Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 14 to the Company’s Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2023

The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Scott A. Smith	—	—	—	—	422,177	(3)	4,572,177	784,041	(6)	8,491,164
Sanjeev Narula	—	—	—	—	29,581	(4)	320,362	132,353	(7)	1,433,383
	—	—	—	—	84,542	(5)	915,590	235,508	(9)	2,550,552
	—	—	—	—	122,082	(3)	1,322,148	226,723	(10)	2,455,410
Rajiv Malik	34,389	—	55.84	3/5/2024	—		—	—		—
	41,637	—	50.66	11/17/2025	—		—	—		—
	50,168	—	46.27	2/17/2026	—		—	—		—
	65,574	—	45.18	3/3/2027	—		—	—		—
	71,600	—	40.97	3/2/2028	—		—	—		—
	60,053	—	27.45	3/1/2029	—		—	—		—
	84,871	—	17.48	3/2/2030	—		—	—		—
	—	—	—	—	76,063	(4)	823,762	340,336	(7)	3,685,839
	—	—	—	—	179,028	(5)	1,938,873	498,721	(8)	5,401,148
	—	—	—	—	257,362	(3)	2,787,230	477,956	(6)	5,176,263
Anthony Mauro	12,009	—	55.84	3/5/2024	—		—	—		—
	16,265	—	50.66	11/17/2025	—		—	—		—
	27,314	—	46.27	2/17/2026	—		—	—		—
	29,275	—	45.18	3/3/2027	—		—	—		—
	29,833	—	40.97	3/2/2028	—		—	—		—
	27,851	—	27.45	3/1/2029	—		—	—		—
	39,361	—	17.48	3/2/2030	—		—	—		—
	—	—	—	—	33,806	(4)	366,119	151,261	(7)	1,638,157
	—	—	—	—	79,569	(5)	861,732	221,654	(9)	2,400,513
	—	—	—	—	113,504	(3)	1,229,248	210,791	(10)	2,282,867
Brian Roman	3,821	—	55.84	3/5/2024	—		—	—		—
	4,111	—	55.61	3/4/2025	—		—	—		—
	4,739	—	46.27	2/17/2026	—		—	—		—
	5,694	—	45.18	3/3/2027	—		—	—		—
	7,876	—	40.97	3/2/2028	—		—	—		—
	6,267	—	27.45	3/1/2029	—		—	—		—
	8,119	—	17.48	3/2/2030	—		—	—		—
	—	—	—	—	14,791	(4)	160,187	66,177	(7)	716,697
	—	—	—	—	37,299	(5)	403,948	103,901	(8)	1,125,248
	—	—	—	—	52,793	(3)	571,748	98,043	(6)	1,061,806
Michael Goettler	—	—	—	—	—		—	—		—
Robert J. Coury	58,952	—	55.84	3/5/2024	—		—	—		—
	63,235	—	50.66	11/17/2025	—		—	—		—
	82,776	—	46.27	2/17/2026	—		—	—		—

(1)

Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of options vested will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options remain exercisable for the remainder of the original term.

(2)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s shares as of December 31, 2023, $10.83.
(3)

Of the 422,177 RSUs held by Mr. Smith, 140,727 vested on March 3, 2024 and 140,725 will vest each on March 3, 2025 and March 3, 2026; of the 122,082 RSUs held by Mr. Narula, 40,695 vested on March 3, 2024 and the remaining unvested RSUs were forfeited in connection with Mr. Narula’s separation from Viatris on March 5, 2024; of the 257,362 RSUs held by Mr. Malik, 85,788 vested on March 3, 2024 and 85,787 will vest each on March 3, 2025 and March 3, 2026; of the 113,504 RSUs held by Mr. Mauro, 37,835 vested on March 3, 2024 and the remaining unvested RSUs were forfeited in connection with Mr. Mauro’s separation from Viatris on April 1, 2024; of the 52,793 RSUs held by Mr. Roman, 17,598 vested on March 3, 2024 and 17,597 will vest on March 3, 2025 and 17,598 will vest on March 3, 2026. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(4)	The RSUs fully vested on March 2, 2024.
(5)

Of the 84,542 RSUs held by Mr. Narula, 42,271 vested on March 4, 2024 and the remaining unvested RSUs were forfeited in connection with Mr. Narula’s separation from Viatris on March 5, 2024; of the 179,028 RSUs held by Mr. Malik, 89,514 vested on March 4, 2024 and 89,514 will vest on March 4, 2025; of the 79,569 RSUs held by Mr. Mauro, 39,784 vested on March 4, 2024 and the remaining unvested RSUs were forfeited in connection with Mr. Mauro’s separation from Viatris on April 1, 2024; of the 37,299 RSUs held by Mr. Roman, 18,650 vested on March 4, 2024 and 18,649 will vest on March 4, 2025. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(6)

The PRSUs will vest on March 3, 2026, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(7)

The PRSUs fully vested on March 2, 2024, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(8)

The PRSUs will vest on March 4, 2025, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(9)

Of the 235,508 PRSUs held by Mr. Narula, only 170,830 will continue to vest on March 4, 2025 in connection with his separation from Viatris on March 5, 2024 and the remaining portion were forfeited. Of the 221,654 PRSUs held by Mr. Mauro, all unvested PRSU were forfeited in connection with his separation from Viatris on April 1, 2024.

(10)

Of the 226,723 PRSUs held by Mr. Narula, only 88,171 will continue to vest on March 3, 2026 in connection with his separation from Viatris on March 5, 2024 and the remaining portion were forfeited. Of the 210,791 PRSUs held by Mr. Mauro, only 87,830 will continue to vest on March 3, 2026 in connection with his separation from Viatris on April 1, 2024 and the remaining portion were forfeited.

Option Exercises and Stock Vested for 2023

The option awards and stock awards reflected in the table below were exercised or became vested for the NEOs during 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Scott A. Smith	—	—	—		—
Sanjeev Narula	—	—	91,275		1,017,486
Rajiv Malik	—	—	407,808		4,538,903
Anthony Mauro	—	—	186,080		2,071,070
Brian Roman	—	—	55,783		620,865
Michael Goettler	—	—	328,178		3,661,632
Robert J. Coury	—	—	4,580,904	(1)	47,249,454
(1)

All shares reflected as vesting in this table were paid pursuant to their pre-existing contractual terms, including those paid to Mr. Coury in connection with his separation from employment for “good reason”.

Pension Benefits for 2023

The following table summarizes Mr. Malik’s benefits as of December 31, 2023 under The Executive Plan for Rajiv Malik (“The Executive Plan”) and Mr. Malik’s Retirement Benefit Agreement (the “Malik RBA”). The Malik RBA was frozen in November 2020. Mr. Malik will not accrue any additional benefits pursuant to the agreement. The Executive Plan is a deferred compensation plan to which the Company no longer contributes, though the value of the benefit may change depending on the performance of investments. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Scott A. Smith	N/A	N/A	—	—
Sanjeev Narula	N/A	N/A	—	—
Rajiv Malik	The Executive Plan(3)	N/A	497,703	—
Rajiv Malik	Retirement Benefit Agreement(4)	17	5,342,449	—
Anthony Mauro	N/A	N/A	—	—
Brian Roman	N/A	N/A	—	—
Michael Goettler	N/A	N/A	—	—
Robert J. Coury	N/A	N/A	—	—
(1)	Messrs. Smith, Narula, Mauro, Roman, Goettler, and Coury are not party to a defined benefit pension arrangement.
(2)	See pages 39 and 43 of this Form 10-K/A for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.
(4)	The Malik RBA has been frozen. Mr. Malik no longer accrues any additional benefits under the agreement.

Nonqualified Deferred Compensation for 2023

The following table sets forth information relating to the Restoration Plan for 2023.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Scott A. Smith	—	27,723	27,723	358	—	55,805
Sanjeev Narula	253,020	132,802	231,393	68,499	—	685,714
Rajiv Malik	1,036,644	—	262,749	231,307	—	1,530,699
Anthony Mauro	3,077,440	89,834	247,211	151,298	—	3,565,782
Brian Roman	3,403,430	113,174	198,261	646,637	—	4,361,501
Michael Goettler	611,509	151,371	481,149	56,063	(1,300,093)	—
Robert J. Coury	1,424,614	273,408	738,235	291,737	—	2,727,993

Estimated Payments in Connection with a Termination of Employment or Change in Control

The following discussion summarizes the potential payments and benefits that would have been payable to each of the NEOs upon a termination of employment on December 31, 2023 by Viatris without “cause”, by the NEO for “good reason” (each as defined in the applicable agreement), due to the NEO’s death or disability or as a result of a CIC Termination (as defined below). A “CIC Termination” occurs if an NEO’s employment is terminated other than for cause or if he terminates employment for good reason, in each case, within two years following the occurrence of a change in control. The amounts discussed below exclude (i) 401(k) retirement plan contributions and distributions that are generally available to all salaried employees, (ii) payments pursuant to vested Restoration Plan balances and vested rights under Retirement Benefit Agreements, (iii) payments pursuant to awards scheduled to vest on or before December 31, 2023 by their terms, (iv) any amounts that may be due at the time of an event in respect of accrued and unpaid salary, bonuses, or vacation, and (v) the value of each NEO’s annual bonus for the 2023 completed fiscal year as the year was complete as of December 31, 2023. These are estimates only and actual amounts payable upon such terminations may be different and will only be determined upon the actual occurrence of any such event.

Scott A. Smith

Mr. Smith is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Viatris and his equity award agreements with Viatris.

Termination Without Cause Absent a Change in Control. If Mr. Smith’s employment was terminated on December 31, 2023 by Viatris without cause, he would have been entitled to a payment equal to one times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 based on actual Company performance. The estimated values of such payments and benefits, assuming a December 31, 2023 termination of employment, would have been $3,500,000, in respect of cash severance and $2,830,388, in respect of the vesting of his PRSUs granted in 2023 (assuming target performance).

Termination due to Death or Disability Absent a Change in Control. If Mr. Smith’s employment was terminated on December 31, 2023 due to death or disability, he would have been entitled to full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated value of such equity vesting, assuming a December 31, 2023 termination, would have been $13,063,341. Mr. Smith is not entitled to cash severance payments in connection with a termination of employment due to death or disability.

Termination in Connection with a Change in Control. If Mr. Smith incurred a CIC Termination on December 31, 2023, he would have been entitled to a payment equal to two and a half (2.5) times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, and full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated values of such payments and benefits, assuming a December 31, 2023 termination of employment, would have been $8,750,000, in respect of cash severance and $13,063,341, in respect of the vesting of his equity awards.

Sanjeev Narula

Mr. Narula was entitled to severance payments and benefits upon certain terminations of employment pursuant an agreement with Viatris, the Mylan N.V. Severance Plan and Global Guidelines (which was assumed by Viatris) (“Severance Plan”), and his equity award agreements with Viatris.

Termination Without Cause Absent a Change in Control. If Mr. Narula’s employment was terminated on December 31, 2023 by Viatris without cause, he would have been entitled to twelve (12) months of base salary continuation, twelve (12) months of continued health and other benefits, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 based on actual Company performance. The estimated values of such payments and benefits, assuming a December 31, 2023 termination of employment, would have been $989,894, in respect of cash severance and other benefits and $818,470, in respect of the vesting of his PRSUs granted in 2023 (assuming target performance).

Termination due to Death or Disability Absent a Change in Control. If Mr. Narula’s employment was terminated on December 31, 2023 due to death or disability, he would have been entitled to full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated value of such equity vesting, assuming a December 31, 2023 termination, would have been $8,997,445. Mr. Narula is not entitled to cash severance payments in connection with a termination of employment due to death or disability.

Termination in Connection with a Change in Control. If Mr. Narula incurred a CIC Termination on December 31, 2023, he would have been entitled to a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four (24) months of continued health and other benefits, and full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated values of such payments and benefits, assuming a December 31, 2023 CIC Termination, would have been $3,789,788, in respect of cash severance and other benefits and $8,997,445, in respect of the vesting of his equity awards.

As described above in “Leadership Transitions – Other Executive Transitions” on page 29, on December 15, 2023, Mr. Narula entered into a separation agreement with Viatris pursuant to which he departed from the Company effective as of March 5, 2024. Mr. Narula’s separation agreement provided for a cash payment equal to $3,700,000 payable in the form of installments over a period of two (2) years, a prorated annual bonus for 2024 based on actual Company performance, eligibility for continued vesting of a prorated number of his PRSUs granted in each of 2022 and 2023 based on actual Company performance, and up to thirty-six (36) months of continued health and other benefits (the cost of which is approximately $2,300 per month), subject to a release of claims and other customary conditions. Mr. Narula is also eligible for reimbursement and allowances with respect to reasonable relocation-related expenses.

Rajiv Malik

Mr. Malik was entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Viatris, the Severance Plan, and his equity award agreements with Viatris.

Termination Without Cause Absent a Change in Control. If Mr. Malik’s employment was terminated on December 31, 2023 by Viatris without cause, he would have been entitled to full vesting of his unvested equity awards with any PRSUs vesting based on target performance. The estimated value of such equity vesting, assuming a December 31, 2023 termination, would have been $19,813,115. Mr. Malik is also entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives following a termination of employment.

Termination due to Death or Disability Absent a Change in Control. If Mr. Malik’s employment was terminated on December 31, 2023 due to death or disability, he would have been entitled to full vesting of his unvested equity awards with any PRSUs vesting based on target performance. The estimated value of such equity vesting, assuming a December 31, 2023 termination, would have been $19,813,115. Mr. Malik is not entitled to cash severance payments in connection with a termination of employment due to death or disability.

Termination in Connection with a Change in Control. If Mr. Malik incurred a CIC Termination on December 31, 2023, he would have been entitled to a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four (24) months of continued health and other benefits, and full vesting of his unvested equity awards with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2023 CIC Termination, would have been $5,939,788, in respect of cash severance and other benefits and $19,813,115, in respect of the vesting of his equity awards.

As described above in “Leadership Transitions – Other Executive Transitions” on page 28, on October 20, 2023, Mr. Malik entered into a retirement and operating consulting agreement with Viatris pursuant to which he retired from the Company effective as of April 1, 2024. Mr. Malik’s retirement and operating consulting agreement provided for a prorated annual bonus for 2024 based on actual Company performance, twenty-four (24) months of continued health and other benefits (the cost of which is approximately $2,100 per month) and that his currently outstanding equity awards will continue vesting during his service on the Board and as a consultant, subject to acceleration described above under “Termination Without Cause Absent a Change in Control” in the event that he is not nominated or re-elected to the Board, is involuntarily terminated as an operating consultant, or voluntarily resigns from the Board on or after the end of the term of office following the 2023 Annual General Meeting, subject to a release of claims and other customary conditions.

Anthony Mauro

Mr. Mauro is entitled to severance payments and benefits upon certain terminations of employment pursuant to an agreement with Viatris, the Severance Plan, and his equity award agreements with Viatris.

Termination Without Cause Absent a Change in Control. If Mr. Mauro’s employment was terminated on December 31, 2023 by Viatris without cause, he would have been entitled to a lump-sum cash payment equal of $3,698,000, twenty-four (24) months of continued health and other benefits, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 based on actual Company performance. The estimated values of such payments and benefits, assuming a December 31, 2023 termination of employment, would have been $3,788,411, in respect of cash severance and other benefits and $760,956, in respect of the vesting of his PRSUs granted in 2023 (assuming target performance).

Termination due to Death or Disability Absent a Change in Control. If Mr. Mauro’s employment was terminated on December 31, 2023 due to death or disability, he would have been entitled to full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated value of such equity vesting, assuming a December 31, 2023 termination, would have been $8,778,636. Mr. Mauro is not entitled to cash severance payments in connection with a termination of employment due to death or disability.

Termination in Connection with a Change in Control. If Mr. Mauro incurred a CIC Termination on December 31, 2023, he would have been entitled to a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four (24) months of continued health and other benefits, and full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated values of such payments and benefits, assuming a December 31, 2023 CIC Termination, would have been $3,788,411, in respect of cash severance and other benefits and $8,778,636, in respect of the vesting of his equity awards.

As described above in “Leadership Transitions – Other Executive Transitions” on page 28, on October 20, 2023, Mr. Mauro entered into a separation agreement with Viatris pursuant to which he departed from the Company effective as of April 1, 2024. Mr. Mauro’s separation agreement provided for the benefits described above under “Termination Without Cause Absent a Change in Control” in addition to a prorated annual bonus for 2024 based on actual Company performance, subject to a release of claims and other customary conditions.

Brian Roman

Mr. Roman is entitled to severance payments and benefits upon certain terminations of employment pursuant to the Severance Plan and his equity award agreements with Viatris.

Termination Without Cause Absent a Change in Control. If Mr. Roman’s employment was terminated on December 31, 2023 by Viatris without cause, he would have been entitled to twelve (12) months of base salary continuation, twelve (12) months of continued health and other benefits, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 based on actual Company performance. The estimated values of such payments, assuming a December 31, 2023 termination of employment, would have been $865,206, in respect of cash severance and other benefits and $353,935, in respect of the vesting of his PRSUs granted in 2023 (assuming target performance).

Termination due to Death or Disability Absent a Change in Control. If Mr. Roman’s employment was terminated on December 31, 2023 due to death or disability, he would have been entitled to full vesting of his unvested equity awards (with any PRSUs vesting based on target performance). The estimated values of such equity vesting, assuming a December 31, 2023 termination, would have been $4,039,634. Mr. Roman is not entitled to cash severance payments in connection with a termination of employment due to death or disability.

Termination in Connection with a Change in Control. If Mr. Roman incurred a CIC Termination on December 31, 2023, he would have been entitled to a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four (24) months of continued health and other benefits, and full vesting of his unvested equity awards with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2023 CIC Termination, would have been $3,290,411, in respect of cash severance and other benefits and $4,039,634, in respect of the vesting of his equity awards.

Michael Goettler

As described above in “Leadership Transitions – Other Executive Transitions” on page 29, on February 24, 2023, Mr. Goettler entered into a separation agreement with Viatris pursuant to which he ceased to serve as CEO and on the Board, in each case, effective as of April 1, 2023. Mr. Goettler’s separation agreement provided for separation benefits payable in accordance with the terms of his previously disclosed letter agreement with Viatris, including a cash payment equal to $8,125,000 payable in the form of installments over a period of two and a half (2.5) years, a prorated annual bonus for 2023 in the amount of $886,326, and thirty-six (36) months of continued health and other benefits (the cost of which is approximately $1,150 per month). Mr. Goettler is also eligible for reimbursement of reasonable relocation-related expenses.

Robert J. Coury

As described above in “Leadership Transitions – Executive Chairman Transition” on page 28, in 2023, the Board approached Mr. Coury, and Mr. Coury agreed, to transition to a new role as Chairman Emeritus and Senior Strategic Advisor from the conclusion of the 2023 Annual Meeting through the end of 2025 (the same period that Mr. Coury previously committed to the Company under his Executive Employment Agreement when Viatris was created). In connection with this transition, Mr. Coury was treated as separating from employment for “good reason” for severance benefit purposes (as defined in, and pursuant to, his Executive Employment Agreement). Mr. Coury will receive a lump sum cash payment of $21,286,170 and has received, a prorated annual bonus for 2023 in the amount of $5,098,811, continued exercisability of all vested stock options through the full term of such stock option, full vesting of all other unvested equity-based awards, with any PRSUs vesting based on target performance, in the amount of $47,249,454, and thirty-six (36) months of continued health and other benefits (the cost of which is approximately $2,283 per month), after which Mr. Coury is entitled to participate in the Company’s Supplemental Health Insurance Plan for certain retired executives.

The Company will also honor the existing compensation rights set forth in Mr. Coury’s Executive Employment Agreement for 2024 and 2025 through an annual advisory fee of $15 million, paid in monthly installments. Amounts paid to Mr. Coury were required pursuant to his existing employment agreement upon a resignation for “good reason” and the consulting payments represent the Company honoring the economic entitlements of that agreement through its scheduled duration. The Board believes and anticipates that the value of the compensation is commensurate with the value and benefits to be received by the Company from Mr. Coury’s agreement. To the extent Mr. Coury’s agreement is terminated by Mr. Coury upon a resignation for good reason or by the Company without cause or due to Mr. Coury’s death or disability, any unpaid portion of the annual consulting fee for the remainder of the consulting period will become payable in full.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our global employee population and the annual total compensation of our CEO, Scott A. Smith, for 2023. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Regulation S-K Item 402(u).

Further to this requirement, under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. As there were no changes in our employee population (other than the addition of 254 and 3 employees in connection with the completion of the acquisitions of Oyster Point and Famy Life Sciences, respectively, who have been excluded from the employee population for purposes of the pay ratio disclosure as permitted under Instruction 7 to Item 402(u)) or to the median-paid employee’s compensation arrangements in 2023 that would affect the pay ratio disclosure, the employee representing the median-paid employee is the same employee selected for the Company’s 2023 proxy statement. We collected the 2023 annual total compensation for the median employee using the same methodology we use for our NEOs as disclosed in the Summary Compensation Table on page 43.

Total annual compensation for the median employee was $36,903 and is calculated according to the disclosure requirements of Item 402(u) of Regulation S-K under the Exchange Act and includes base salary, annual incentive, equity awards, change in pension values and other compensation such as perquisites and medical benefits.

Given that Mr. Smith was appointed CEO, effective as of April 1, 2023, the total annual compensation solely for purposes of the pay ratio disclosure was $17,316,131, which consists of the “Total” column for the Summary Compensation Table, subject to the following adjustments: (i) annualizing “Salary”, “Non-Equity Incentive Plan Compensation” and recurring “All Other Compensation”; (ii) not annualizing “Stock Awards” or non-recurring “All Other Compensation”; and (iii) excluding compensation earned in respect of services prior to Mr. Smith’s appointment as CEO ($37,500). As a result, the ratio of median employee total annual compensation to CEO total annual compensation was 469 to 1.

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

Non-Employee Director Compensation for 2023

The following table sets forth information concerning the compensation earned by Viatris’ non-employee directors (each a “Non-Employee Director” and, together, the “Non-Employee Directors”) for 2023. Directors who are or were concurrently employees of Viatris (Messrs. Coury, Smith, Goettler and Malik) receive no compensation for their concurrent Board service. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)	RSUs ($)(3)	All Other Compensation ($)(4)	Total ($)

W. Don Cornwell	150,000	200,006	20,000	370,006

JoEllen Lyons Dillon	200,000	200,006	—	400,006

Elisha Finney	150,000	200,006	20,000	370,006

Leo Groothuis(1)	113,542	200,001	—	313,543

Melina Higgins	234,375	200,006	20,000	454,381

James Kilts	150,000	200,006	20,000	370,006

Harry Korman	175,000	200,006	—	375,006

Richard Mark	200,000	200,006	20,000	420,006

Mark Parrish	250,000	200,006	—	450,006

Pauline van der Meer Mohr(1)(2)	150,000	200,006	—	350,006
(1)	Fees earned by Mr. Groothuis and Ms. van der Meer Mohr were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made.
(2)	Ms. van der Meer Mohr did not stand for re-election to the Board at the 2023 Annual Meeting.
(3)

Represents the grant date fair value of the specific award granted to the Non-Employee Director. RSU awards granted in 2023 vested on March 3, 2024. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2023, were as follows: Mr. Cornwell, 18,855; Ms. Dillon, 18,855; Ms. Finney, 18,855; Mr. Groothuis, 22,484; Ms. Higgins, 18,855; Mr. Kilts, 18,855; Mr. Korman, 18,855; Mr. Mark, 18,855; and Mr. Parrish, 18,855. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest. The aggregate number of shares subject to stock options held by the Non-Employee Directors, as of December 31, 2023, were as follows: Ms. Dillon, 24,780; Ms. Higgins, 24,780; Mr. Korman, 24,714; Mr. Mark, 12,260; Mr. Parrish, 24,780; and Ms. van der Meer Mohr, 13,949.

(4)	The amounts represent charitable contributions made in 2023 under our matching gift program.

Viatris’ compensation philosophy for Non-Employee Directors is designed to attract and retain Directors with the experience necessary to represent the Company and oversee executive management. On an annual basis, the Compensation Committee considers market data for our peer group and input received from the Compensation Committee’s independent compensation consultant regarding market practices for Director compensation. Any changes to Director compensation are approved by the Compensation Committee and the independent Directors.

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

In December 2023, the Compensation Committee and the independent Directors approved the following Non-Employee Director compensation effective as of December 15, 2023:

Element of Compensation	Amount
Board Member Retainer	$150,000
Chair of the Board of Directors Compensation	$225,000
Vice Chair Compensation	$50,000
Committee Chair Fee	$25,000
Executive Committee Member Fee	$25,000
Annual Equity Grant Value (RSUs)	$225,000

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

Security Ownership of Directors, NEOs and Executive Officers

The following table sets forth information regarding the beneficial ownership of common stock of Viatris Inc. as of April 24, 2024 by (i) each Viatris Director, (ii) each NEO, and (iii) all Directors and executive officers of

Viatris Inc. as a group (based on 1,190,662,399 shares of common stock of Viatris Inc. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 24, 2024. To Viatris’ knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Viatris Inc., 1000 Mylan Boulevard, Canonsburg, PA, 15317. As noted above, each Non-Employee Director has five years from their start date to attain compliance with our Stock Ownership Guidelines. In addition, each of our covered employees has five years to achieve minimum ownership requirements, as discussed in more detail in the Compensation Discussion & Analysis section of this document.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 days		Percent of Class
W. Don Cornwell	61,365		—		*
Robert J. Coury(1)	632,447		4,307,776	(2)	*
JoEllen Lyons Dillon	58,732	(3)	21,806		*
Elisha Finney	18,855		—		*
Michael Goettler(4)	321,653		—		*
Leo Groothuis	22,146		—		*
Melina Higgins	176,236	(5)	21,806		*
James Kilts	117,445		—		*
Harry Korman	89,806		13,949		*
Rajiv Malik	1,455,798	(6)	373,903		*
Richard Mark	72,333		12,260		*
Anthony Mauro(7)	248,618	(8)	169,899		*
Sanjeev Narula(9)	216,007		—		*
Mark Parrish	121,418		21,806		*
Brian Roman	157,142		36,806
Scott A. Smith	85,350		—		*
All directors and executive officers as a group (15 persons)(10)	2,590,770		541,118		*

*	Less than 1%.
(1)	As previously disclosed, Mr. Coury ceased to be a director and to serve as an officer and employee of the Company, in each case, effective as of the conclusion of the 2023 Annual Meeting.
(2)	Includes RSUs that are vested and will be settled on or about June 17, 2024.
(3)	Includes 18 shares held by Ms. Dillon’s spouse.
(4)	Mr. Goettler ceased to serve as the Company’s CEO and ceased to serve on the Board, in each case, effective as of April 1, 2023.
(5)	Includes 74,000 shares held by Ms. Higgins’ spouse.
(6)	Includes 460,319 shares held in an irrevocable trust for the benefit of Mr. Malik’s spouse and children.

(7)	Mr. Mauro departed from the Company effective as of April 1, 2024.
(8)	Includes 5,574 shares held in Mr. Mauro’s 401(k) account.
(9)	Mr. Narula ceased to serve as the Company’s CFO effective as of March 1, 2024.
(10)	Includes the 12 individuals other than Messrs. Coury, Goettler, Mauro and Narula set forth above as well as Mses. Mistras and Le Goff and Mr. Campbell.

Security Ownership of Certain Beneficial Owners

The following table lists the names and addresses of shareholders known to management to own beneficially more than five percent of the shares of common stock of Viatris as of April 24, 2024 (based on 1,190,662,399 shares of common stock of Viatris Inc. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	142,262,690	(1)	11.9%
BlackRock, Inc., 50 Hudson Yards, New York, NY 10001	92,337,568	(2)	7.8%
Davis Selected Advisers, L.P. 2949 East Elvira Road, Suite 101, Tucson, Arizona 85756	62,661,728	(3)	5.3%
State Street Corporation State Street Financial Center, One Congress Street, Suite 1, Boston, MA 02114-2016	61,969,119	(4)	5.2%

(1)

Based on the Schedule 13G/A filed by The Vanguard Group with the SEC on February 13, 2024, The Vanguard Group has sole voting power over 0 shares of common stock, shared voting power over 1,620,666 shares of common stock, sole dispositive power over 136,880,832 shares of common stock and shared dispositive power over 5,381,858 shares of common stock.

(2)

Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2024, BlackRock, Inc. has sole voting power over 82,732,122 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 92,337,568 shares of common stock and shared dispositive power over 0 shares of common stock.

(3)

Based on a Schedule 13G filed by Davis Selected Advisers, L.P. with the SEC on February 9, 2024, Davis Selected Advisors, L.P. has sole voting power of 61,054,564 shares of common stock, shared voting power over 0 shares of common stock and no voting power over 1,607,164 shares of common stock, sole dispositive voting power of 62,661,728 shares of common stock and shared dispositive voting power of 0 shares of common stock.

(4)

Based on the Schedule 13G/A filed by State Street Corporation with the SEC on January 30, 2024, State Street Corporation has sole voting power over 0 shares of common stock, shared voting power over 40,564,300 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 61,923,920 shares of common stock.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Based on a review of any transactions between Viatris and its Directors and executive officers, their immediate family members, and their affiliated entities, Viatris has determined that since the beginning of 2023, it was or is to be a participant in the following transactions in which the amount involved exceeds $120,000 and in which any of Viatris’ Directors, executive officers, or greater than five percent shareholders, or any of their immediate family members, had or will have a direct or indirect material interest:

Since approximately 1995, The Coury Firm LLC (together with its predecessors, “TCF”) and, in the past, other affiliated entities of TCF, has been serving as the broker of record in connection with several of Mylan’s and, since the closing of the Combination, Viatris’ employee benefit programs. TCF is in the business of providing strategic corporate benefits advice and services, among others. TCF provides certain services to Viatris and its subsidiaries pursuant to a contract between Mylan Inc., a subsidiary of Viatris, and TCF. The principals of TCF are brothers and a son of Robert J. Coury, a director and executive officer of the Company until December 15, 2023, and TCF is beneficially owned by brothers and trusts on behalf of brothers and children of Mr. Coury. Commencing on September 1, 2020, the parties extended their agreement through December 31, 2023 on substantially the same terms as their prior arrangement, which included a fixed base fee of $37,500 per month to be paid by Mylan to TCF, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, TCF will continue to receive commissions directly from certain other benefit plan carriers, and in 2023 and through April 24, 2024, received payments totaling approximately $60,000 in commissions for these services directly from the insurance carriers (including payments for 2022 business paid in 2023). Commencing on September 1, 2023, the parties further extended this agreement through December 31, 2026 on substantially the same terms.

Angela Campbell, Mr. Campbell’s spouse and herself a related person of Viatris, held roles of increasing responsibility at Mylan Inc. since June 2007 and most recently served as Head of Operations Strategic Initiatives until her departure effective December 31, 2022. In 2023, Ms. Campbell received an annual short-term cash incentive bonus of approximately $93,000 and deferred compensation and salary payments of approximately $7,000, in each case related to work performed in 2022, payment of approximately $21,000 for previously accrued but unused vacation days, and standard Company severance payments of approximately $166,000.

Mr. Malik, a director and former executive officer of the Company, was party to an employment agreement with Mylan Inc., which contained standard indemnification provisions, and is currently party to a standard indemnification agreement with the Company. The Company has made payments to counsel to Mr. Malik of approximately $470,500 from January 1, 2023 through April 24, 2024 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $205,500 in 2024 for ongoing services to be provided to Mr. Malik in connection with such matters. Viatris anticipates additional payment, repayment or advancement of these and other expenses during the pendency of these matters and anticipates that it will make payments for any such claims.

Viatris has a written related party transactions policy that establishes guidelines for reviewing and approving, as appropriate, transactions involving any Director, nominee for Director, “officer” (as defined in Rule 16a-1(f) of the Exchange Act), person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, or person known by the Company to be an immediate family member of any such person in which (1) the amount involved will or may be expected to exceed $100,000; (2) Viatris or an affiliate of Viatris is or will be a participant; and (3) any related party has or will have a direct or indirect material interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each Director’s independence.

Director Independence

Viatris’ Board has determined that Mr. Cornwell, Ms. Dillon, Ms. Finney, Mr. Groothuis, Ms. Higgins, Mr. Kilts, Mr. Korman, Mr. Mark, and Mr. Parrish are independent Directors under the applicable NASDAQ listing rules. In making these determinations, the Board considered, with respect to Mr. Cornwell’s independence, that Mr. Cornwell’s son was a partner of PJT Partners (“PJT”) until January 2023 when he became a member of its board of directors. PJT served as a financial advisor to Viatris in connection with the transaction between Viatris and Biocon Biologics Limited pursuant to which Viatris contributed its biosimilars portfolio to Biocon Biologics Limited. Mr. Cornwell’s son was not involved in PJT’s work related to such transaction. With respect to Mr. Groothuis, the Board considered his prior service to Mylan and the Company at NautaDutilh, an international law firm, where he was a partner until May 2022. The Board determined that any such past arrangements, transactions or relationships would not interfere with the exercise of independent judgment by Messrs. Cornwell or Groothuis in carrying out his respective responsibilities as a Director of Viatris.

Messrs. Malik and Smith are not independent Directors under applicable NASDAQ listing rules.

The Board had previously determined that Pauline van der Meer Mohr, who served on the Board until December 15, 2023, was independent under the applicable NASDAQ listing rules. Mr. Coury, who served on the Board until December 15, 2023, and Mr. Goettler, who served on the Board until April 1, 2023, were not independent Directors under applicable NASDAQ listing rules.

ITEM 14.	Principal Accounting Fees and Services

Deloitte served as Viatris’ independent registered public accounting firm during 2023 and 2022 and audited Viatris’ financial statements for the fiscal years ended December 31, 2023 and 2022. No relationships exist with Deloitte other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Viatris paid to, Deloitte and affiliated firms for such services during 2023 and 2022 are set forth below.

	In Millions
	2023	2022
Audit Fees(1)	$18.03	$15.41
Audit–Related Fees(2)	0.28	0.35
Tax Fees(3)	1.82	0.15
All Other Fees	—	—
Total Fees	$20.13	$15.91

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

(2)

Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including audits of certain of the Company’s subsidiaries, comfort letters, certain SEC filings and other agreed-upon procedures.

(3)	Represents fees primarily related to tax return preparation, tax planning and tax compliance support services, as well as fees related to tax advice provided in connection with the Combination.

Audit Committee Pre-Approval Policy

The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for Viatris. Under the policy, the Committee must review and pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2023 and 2022 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

Date: April 26, 2024	VIATRIS INC.

	By:	/s/ Theodora Mistras
Theodora Mistras Chief Financial Officer (Principal Financial Officer)

Appendix A

Reconciliations of Non-GAAP Financial Measures (Unaudited)

Adjusted EBITDA

Adjusted EBITDA for purposes of the 2023 annual compensation awards is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA for 2023 (“as reported”), except that the calculation for the 2023 annual incentive program (“for 2023 annual incentive compensation”) utilized 2023 budgeted foreign exchange rates (“currency impact”) and further adjusts for acquired IPR&D costs and the impact of divestitures.

(in millions)	Year ended December 31, 2023

U.S. GAAP net earnings	$55

Add adjustments:

Income tax provision	148

Interest expense(a)	573

Depreciation and amortization(b)	2,741

EBITDA	$3,517

Add adjustments:

Share-based compensation expense	181

Litigation settlements and other contingencies, net	111

Loss on divestitures of businesses	240

Impairment of goodwill related to assets held for sale	580

Restructuring, acquisition and divestiture-related and other special items(c)	495

Adjusted EBITDA (as reported)	$5,124

Impact of divestitures	20

Acquired IPR&D costs	105

Currency impact	118

Adjusted EBITDA (for 2023 annual incentive compensation)	$5,367
(a)	Includes amortization of premiums and discounts on long-term debt.
(b)	Includes purchase accounting related amortization.
(c)

Includes restructuring related costs, acquisition and divestiture related costs (primarily included in selling, general and administrative expenses) and other special items included in cost of sales, R&D expense, selling, general and administrative expense, and other expense.

Free Cash Flow

2023 Annual Incentive Program

Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow for 2023 (U.S. GAAP net cash provided by operating activities, less capital expenditures) (“as reported”), except that the calculation for the 2023 annual incentive program (“for 2023 annual incentive compensation”) utilized 2023 budgeted foreign exchange rates (“currency impact”) and further adjusts for transaction costs and taxes related to the acquisitions of Oyster Point and Famy Life Sciences as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impacts of divestitures (“transaction costs”), acquired IPR&D costs, and proceeds from the sale of property, plant and equipment.

(in millions)	Year Ended December 31, 2023

U.S. GAAP net cash provided by operating activities	$2,800

Add/(deduct):

Capital expenditures	(377)

Free cash flow (as reported)	2,423

Transaction costs	235

Acquired IPR&D costs	100

Proceeds from the sale of certain property, plant and equipment	13

Currency impact	145

Free cash flow (for 2023 annual incentive compensation)	$2,916

2023 PRSUs

Free cash flow is derived from Viatris’ audited financial statements in the same manner as the calculation for Viatris’ 2023 annual incentive program, except that the calculation for the 2023 PRSUs further adjusts for any of the following, as applicable: transaction costs and taxes related to certain acquisitions and divestitures as well as any incremental transaction costs and taxes related to other select asset sales or reshaping initiatives and other impacts of divestitures, unbudgeted restructuring costs, unbudgeted R&D expense, material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, changes in tax laws, and all impacts of material acquisition activities. Free cash flow for the 2023 PRSUs will be the sum of such free cash flow measure for each of the years ended December 31, 2023, 2024 and 2025 and will utilize budgeted foreign exchange rates for the relevant year.

2021-2023 Three-Year PRSUs

Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ free cash flow (as reported), except that the calculation for the 2021-2023 three-year PRSUs (“for 2021-2023 three-year PRSUs”) utilized budgeted foreign exchange rates for the relevant year (“currency impact”) and further adjusts for the following, as applicable: transaction costs and taxes related to the acquisitions of Oyster Point and Famy Life Sciences as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impact of divestitures (“transaction costs”), acquired IPR&D costs, proceeds from the sale of property, plant and equipment, material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, all impacts of the Biocon Biologics Transaction following its consummation including results after closing and transaction-related costs, and sales of intellectual property up to $750 million annually in the aggregate. Free cash flow for the 2021-2023 three-year PRSUs is the sum of such free cash flow measure for each of the years ended December 31, 2021, 2022 and 2023.

	Year Ended December 31
(in millions)	2021	2022	2023	Total

U.S. GAAP net cash provided by operating activities	$3,017	$2,953	$2,800

Add / (deduct):

Capital expenditures	(457)	(406)	(377)

Free cash flow (as reported)	2,560	2,547	2,423

Transaction costs	—	—	235

Biocon Biologics Transaction related taxes and transaction costs and results of the divested biosimilars business from the closing of the transaction on November 29, 2022 through December 31, 2022	—	272	—

Unplanned litigation – Lyrica settlement	—	86	—

Sales of intellectual property	97	750	—

Proceeds from the sale of certain property, plant and equipment	18	14	13

Acquired IPR&D costs	—	36	100

Currency impact	—	213	145

Free cash flow (for 2021-2023 three-year PRSUs)	$2,675	$3,918	$2,916	$9,509

Gross Leverage Ratio

2021-2023 Three-Year PRSUs

Viatris’ publicly reported gross leverage ratio (“as reported”) compares Adjusted EBITDA (as reported) to total debt at notional amounts (as reported).

For purposes of the 2021-2023 three-year PRSUs, gross leverage ratio is calculated as 2023 Adjusted EBITDA compared to total debt at notional amounts as of December 31, 2023 (each calculated for purposes of the 2021-2023 three-year PRSUs as described herein). For purposes of the 2021-2023 three-year PRSUs, Adjusted EBITDA is derived from Viatris’ audited financial statements in the same manner as the calculation of Adjusted EBITDA (as reported) for 2023 described above, except that the calculation of Adjusted EBITDA for the 2021-2023 three-year PRSUs (“for 2021-2023 three-year PRSUs”) utilized budgeted foreign exchange rates for the relevant year (“currency impact”) and further adjusts for the following: the acquisitions of Oyster Point and Famy Life Sciences (“acquisitions”), acquired IPR&D costs, and the contribution of divestitures closed in 2023 to Adjusted EBITDA (as reported) for the year (“Adjusted EBITDA contribution from closed divestitures”).

For purposes of the 2021-2023 three-year PRSUs, total debt at notional amounts is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported total debt at notional amounts at December 31, 2023 (Viatris’ publicly reported debt balances adjusted for net premiums on various debt issuances and deferred financing fees) (“as reported”), except that the calculation of total debt at notional amounts for the 2021-2023 three-year PRSUs (“for 2021-2023 three-year PRSUs”) utilized budgeted foreign exchange rates for the relevant year (“currency impact”) and further adjusted for the following: cash disbursed for the Oyster Point and Famy Life Sciences acquisitions, acquired IPR&D costs, share repurchase costs in 2023, transaction-related one-time costs and taxes, excess balance sheet cash above the $500 million target minimum and Oyster Point net operating cash outflows.

(in millions)	Year ended December 31, 2023

Adjusted EBITDA (as reported)	$5,124

Currency impact	490

Acquisitions	159

Acquired IPR&D costs	105

Adjusted EBITDA contribution from closed divestitures	(94)

Adjusted EBITDA (for 2021-2023 three-year PRSUs)	$5,784

Reported Debt Balances:

Long-term debt, including current portion	18,123

Short term borrowings and other current obligations	—

Total	18,123

Add/(deduct):

Net premiums on various debt issuances	(537)

Deferred financing fees	30

Total debt at notional amounts (as reported)	$17,616

Add/deduct:

Currency impact	806

Cash disbursed for Oyster Point and Famy Life Sciences	(703)

Share repurchase costs in 2023	(250)

Acquired IPR&D costs	(207)

Transaction-related one-time costs and taxes	(204)

Excess balance sheet cash	(494)

Oyster Point net operating cash outflows	(111)

Total debt at notional amounts (for 2021-2023 PRSUs)	$16,453

Gross leverage ratio (as reported)	3.4x

Gross leverage ratio (for 2021-2023 PRSUs)	2.84x

A-4