Form 10-Q
period 2024-03-31
Viatris Inc
filed 2024-05-09
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 6, 2024 was 1,190,675,819.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2024

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2023 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2023, as amended
Adjusted EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, restructuring and other special items
ANDA	Abbreviated New Drug Application
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
EBITDA
Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization

EDPA	U.S. District Court for the Eastern District of Pennsylvania

Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2024
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Idorsia	Idorsia Pharmaceuticals Ltd.
Idorsia Transaction
The transaction between Viatris and Idorsia pursuant to which Viatris acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, certain contingent payments of tiered sales milestones, as well as potential contingent tiered sales royalties

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

OTC Transaction
On October 1, 2023, Viatris announced it had received an offer for the divestiture of its OTC Business. In January 2024, we exercised our option to accept the offer and entered into a definitive transaction agreement with respect to such OTC Transaction.

Oyster Point	Oyster Point Pharma, Inc.
Pending Announced Divestitures	The remaining Announced Divestitures that have not been consummated
Pfizer	Pfizer Inc.

PSUs	Performance awards
R&D	Research and development
Receivables Facility	The $400 million accounts receivable facility entered into in August 2020 and expiring in April 2025
Registered Upjohn Notes	The 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Respiratory Delivery Platform	Pfizer’s proprietary dry powder inhaler delivery platform
Restricted Stock Awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
RICO	Racketeer Influenced and Corrupt Organizations Act
Sanofi	Sanofi-Aventis U.S., LLC
SARs	Stock appreciation rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior U.S. Dollar Notes	The Upjohn U.S. Dollar Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
stock awards	Stock options and SARs
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition services agreement
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Unregistered Upjohn U.S. Dollar Notes	The 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Distributor Markets
Select geographic markets that were part of the Combination that are smaller in nature and in which we had no established infrastructure prior to or following the Combination and that the Company has divested or intends to divest

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Net sales	$3,653.5	$3,719.1
Other revenues	9.9	10.0
Total revenues	3,663.4	3,729.1
Cost of sales	2,159.4	2,186.9
Gross profit	1,504.0	1,542.2
Operating expenses:
Research and development	199.7	182.9
Acquired IPR&D	6.1	—
Selling, general and administrative	1,017.5	958.9
Litigation settlements and other contingencies, net	76.8	0.6
Total operating expenses	1,300.1	1,142.4
Earnings from operations	203.9	399.8
Interest expense	138.4	147.0
Other income, net	(139.1)	(69.9)
Earnings before income taxes	204.6	322.7
Income tax provision	90.7	98.0
Net earnings	$113.9	$224.7
Earnings per share attributable to Viatris Inc. shareholders
Basic	$0.10	$0.19
Diluted	$0.09	$0.19
Weighted average shares outstanding:
Basic	1,195.2	1,202.5
Diluted	1,209.5	1,205.6

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2024	2023
Net earnings	$113.9	$224.7
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(342.5)	45.3
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(6.2)	1.3
Net unrecognized gain on derivatives in cash flow hedging relationships	28.7	2.8
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	169.1	(66.2)
Net unrealized (loss) gain on available-for-sale fixed income securities	(0.3)	0.9
Other comprehensive loss, before tax	(151.2)	(15.9)
Income tax provision (benefit)	42.4	(12.5)
Other comprehensive loss, net of tax	(193.6)	(3.4)
Comprehensive (loss) earnings	$(79.7)	$221.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,014.6	$991.9
Accounts receivable, net	3,632.0	3,700.4
Inventories	3,823.2	3,469.7
Prepaid expenses and other current assets	1,933.3	2,028.1
Assets held for sale	2,520.4	2,786.0
Total current assets	12,923.5	12,976.1
Property, plant and equipment, net	2,708.2	2,759.6
Intangible assets, net	19,133.7	19,181.1
Goodwill	9,693.5	9,867.1
Deferred income tax benefit	653.2	692.9
Other assets	2,231.6	2,208.7
Total assets	$47,343.7	$47,685.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$2,196.9	$1,938.2
Income taxes payable	148.4	226.8
Current portion of long-term debt and other long-term obligations	1,898.1	1,943.4
Liabilities held for sale	234.8	275.1
Other current liabilities	3,281.7	3,393.9
Total current liabilities	7,759.9	7,777.4
Long-term debt	16,072.5	16,188.1
Deferred income tax liability	1,671.9	1,735.7
Other long-term obligations	1,825.1	1,516.9
Total liabilities	27,329.4	27,218.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,230,891,074 and 1,221,994,491 as of March 31, 2024 and December 31, 2023	12.3	12.2
Additional paid-in capital	18,839.8	18,814.7
Retained earnings	4,607.5	4,639.7
Accumulated other comprehensive loss	(2,941.0)	(2,747.4)
	20,518.6	20,719.2
Less: Treasury stock — at cost
Common stock shares: 40,483,663 and 21,239,521 as of March 31, 2024 and December 31, 2023	504.3	251.8
Total equity	20,014.3	20,467.4
Total liabilities and equity	$47,343.7	$47,685.5
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net earnings	—	—	—	113.9	—	—	—	113.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(193.6)	(193.6)
Issuance of restricted stock and stock options exercised, net	8,842,107	0.1	6.6	—	—	—	—	6.7
Taxes related to the net share settlement of equity awards	—	—	(28.8)	—	—	—	—	(28.8)
Share-based compensation expense	—	—	46.7	—	—	—	—	46.7
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	54,476	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(146.1)	—	—	—	(146.1)
Balance at March 31, 2024	1,230,891,074	$12.3	$18,839.8	$4,607.5	40,483,663	$(504.3)	$(2,941.0)	$20,014.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	224.7	—	—	—	224.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3.4)	(3.4)
Issuance of restricted stock and stock options exercised, net	6,350,585	0.1	3.6	—	—	—	—	3.7
Taxes related to the net share settlement of equity awards	—	—	(19.4)	—	—	—	—	(19.4)
Share-based compensation expense	—	—	42.6	—	—	—	—	42.6
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Issuance of common stock	80,388	—	0.9	—	—	—	—	0.9
Cash dividends declared, $0.12 per common share	—	—	—	(147.8)	—	—	—	(147.8)
Other	—	—	6.1	—	—	—	—	6.1
Balance at March 31, 2023	1,220,224,204	$12.2	$18,679.6	$5,252.5	21,239,521	$(251.8)	$(2,764.6)	$20,927.9

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$113.9	$224.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	691.0	730.0
Share-based compensation expense	46.7	42.6
Deferred income tax benefit	(51.9)	(26.7)
Gain on disposal of business	(70.4)	—
Acquired IPR&D	(5.2)	—
Other non-cash items	(3.0)	29.6
Litigation settlements and other contingencies, net	80.3	2.4
Changes in operating assets and liabilities:
Accounts receivable	9.8	215.0
Inventories	(370.4)	(151.1)
Accounts payable	287.9	183.4
Income taxes	(2.3)	(53.9)
Other operating assets and liabilities, net	(111.8)	(224.8)
Net cash provided by operating activities	614.6	971.2
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(350.0)	(667.7)
Capital expenditures	(49.8)	(47.8)
Purchase of marketable securities	(7.7)	(9.0)
Proceeds from the sale of marketable securities	7.7	9.0
Payments for product rights and other, net	(1.0)	(34.7)
Refund of IPR&D	5.2	—
Proceeds from sale of assets and subsidiaries	240.6	—
Proceeds from the sale of property, plant and equipment	0.7	0.7
Net cash used in investing activities	(154.3)	(749.5)
Cash flows from financing activities:
Payments of long-term debt	—	(750.1)
Purchase of common stock	(250.0)	(250.0)
Change in short-term borrowings, net	—	204.6
Taxes paid related to net share settlement of equity awards	(28.7)	(30.0)
Contingent consideration payments	(10.9)	(8.4)
Cash dividends paid	(142.8)	(143.8)
Non-contingent payments for product rights	—	(9.7)
Issuance of common stock	0.6	0.9
Other items, net	6.2	11.8
Net cash used in financing activities	(425.6)	(974.7)
Effect on cash of changes in exchange rates	(12.4)	1.2
Net increase (decrease) in cash, cash equivalents and restricted cash	22.3	(751.8)
Cash, cash equivalents and restricted cash — beginning of period	993.6	1,262.5
Cash, cash equivalents and restricted cash — end of period	$1,015.9	$510.7
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
The accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Viatris Inc. and subsidiaries were prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive loss, financial position, equity and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2023 Form 10-K. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive loss and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. There were no upfront and milestone payments in the prior year period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2024 and 2023, respectively:

(In millions)	Three Months Ended March 31, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,178.8	$541.8	$184.1	$404.4	$2,309.1
Generics	986.6	2.1	133.7	222.0	1,344.4
Total Viatris	$2,165.4	$543.9	$317.8	$626.4	$3,653.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended March 31, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,232.0	$562.4	$190.3	$435.6	$2,420.3
Generics	938.4	2.2	151.9	206.3	1,298.8
Total Viatris	$2,170.4	$564.6	$342.2	$641.9	$3,719.1
____________
(a)Amounts for the three months ended March 31, 2024 include the impact of foreign currency translations compared to the prior year period.
(b)Complex Gx, which were previously presented as a separate line item in the prior year period, are now included within Generics. Reclassifications were made to prior periods to conform to the current period presentation.

The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
(In millions)	2024	2023
Select Key Global Products
Lipitor ®	$388.9	$417.9
Norvasc ®	176.3	202.7
Lyrica ®	114.2	144.3
Viagra ®	100.7	115.0
EpiPen® Auto-Injectors	80.2	95.8
Creon ®	75.0	72.7
Celebrex ®	72.2	88.8
Effexor ®	59.4	64.6
Zoloft ®	58.0	56.5
Xalabrands	42.5	46.7

Select Key Segment Products
Yupelri ®	$55.2	$47.0
Dymista ®	48.2	53.2
Xanax ®	34.5	39.7
Amitiza ®	33.0	36.6
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three months ended March 31, 2024 include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Gross sales	$6,174.6	$6,273.0
Gross to net adjustments:
Chargebacks	(1,244.2)	(1,350.7)
Rebates, promotional programs and other sales allowances	(1,048.3)	(992.2)
Returns	(60.3)	(50.4)
Governmental rebate programs	(168.3)	(160.6)
Total gross to net adjustments	$(2,521.1)	$(2,553.9)
Net sales	$3,653.5	$3,719.1
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2024. Such allowances were comprised of the following at March 31, 2024 and December 31, 2023, respectively:

(In millions)	March 31, 2024	December 31, 2023
Accounts receivable, net	$1,482.5	$1,483.6
Other current liabilities	1,008.8	996.3
Total	$2,491.3	$2,479.9
Accounts receivable, net was comprised of the following at March 31, 2024 and December 31, 2023, respectively:

(In millions)	March 31, 2024	December 31, 2023
Trade receivables, net	$2,790.0	$2,823.8
Other receivables	842.0	876.6
Accounts receivable, net	$3,632.0	$3,700.4
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $64.2 million and $30.8 million of accounts receivable as of March 31, 2024 and December 31, 2023, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of March 31, 2024 and December 31, 2023, we have assigned and derecognized approximately $285.6 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.

3.Recent Accounting Pronouncements
Accounting Standards and Disclosure Rules Issued Not Yet Adopted
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The Final Rules will also require disclosure outside of the financial statements of material scope 1 and scope 2 greenhouse gas emissions, among other climate-related disclosures. The disclosure requirements of the Final Rules will begin phasing in for the Company for fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules. The Company is currently assessing the impact of the new rules on its consolidated financial statements and disclosures.

There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2023 Form 10-K. Refer to Viatris’ 2023 Form 10-K for additional information.

4.Acquisitions and Other Transactions
Idorsia
On March 15, 2024, the Company acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contributing to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee is overseeing the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expands our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine.

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the three months ended March 31, 2024, the Company incurred acquisition-related costs of approximately $0.3 million, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
The U.S. GAAP purchase price allocated to the transaction was $695 million, which consisted of $350 million of cash consideration paid and estimated contingent consideration at the date of acquisition valued at approximately $345 million. The fair value of the contingent consideration was valued using a Monte Carlo simulation model using Level 3 inputs. The fair value is sensitive to changes in the forecasts of operating metrics, probability of success, and discount rates. Refer to Note 11, Financial Instruments and Risk Management, for additional information. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In millions)
Current assets	$2.1
IPR&D	675.0
Goodwill	19.5
Total assets acquired	$696.6
Current liabilities	1.6
Net assets acquired	$695.0

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas subject to change relate to the finalization of the valuation of IPR&D, contingent consideration, and income taxes.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $675 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 20% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. Viatris and Idorsia will both contribute to the development costs for both programs, which are expected to be incurred through 2026. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024 and 2023, the Company recognized TSA income related to the divestitures of approximately $13.4 million and $45.7 million, respectively, as a component of Other Income, Net.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business, primarily related to oral and injectable contraceptives, to Insud Pharma, S. L., a leading Spanish multinational pharmaceutical company. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction includes two manufacturing facilities in India. Assets and liabilities associated with the women’s healthcare business to be divested were classified as held for sale in the consolidated balance sheet as of December 31, 2023. The transaction closed in March 2024 and upon closing, the Company recognized a pre-tax gain on sale of approximately $80.8 million for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill). The gain was recorded as a component of Other Income, Net in the condensed consolidated statement of operations during the three months ended March 31, 2024.

In the third quarter of 2023, Viatris also entered into a separate agreement to divest its rights to women’s healthcare products Duphaston® and Femoston® in certain countries to Theramex HQ UK Limited, a leading global specialty pharmaceutical company dedicated to women’s health. The transaction (other than in the U.K., which remains subject to regulatory approval) closed in December 2023, and upon closing, the Company recognized a pre-tax gain on sale of approximately $156.2 million in that quarter for the difference between the consideration received and the carrying value of the assets transferred. The gain was recorded as a component of SG&A expense in the consolidated statement of operations during the year ended December 31, 2023.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
OTC
On October 1, 2023, Viatris received an offer from Cooper Consumer Health SAS, a leading European OTC drug manufacturer and distributor, for Viatris to divest its OTC Business, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. In January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. The Company will retain rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products) and select OTC products in certain markets. The Company currently expects the OTC Transaction to close by mid-year 2024. The transaction remains subject to regulatory approvals, receipt of required consents and other closing conditions.

The OTC Business to be divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. Upon classification as held for sale in the fourth quarter of 2023, we recognized a total charge of approximately $734.7 million, which was comprised of a goodwill impairment charge of approximately $580.1 million (recorded as a component of SG&A expense), and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Income, Net) in the consolidated statement of operations.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to Matrix Pharma Private Limited, an affiliate of IQuest Enterprises Private Limited, a privately held pharmaceutical company based in India. The transaction includes three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris will retain some selective R&D capabilities in API. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023. The transaction is expected to close imminently. The Company recognized a pre-tax charge of approximately $10.4 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Income, Net) in the condensed consolidated statement of operations.

Upjohn Distributor Markets
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. Upon classification as held for sale, the Company recognized a total charge of $374.2 million in 2022, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the year ended December 31, 2023, the Company recorded additional charges totaling $136.4 million, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Income, Net. The additional charges include inventory reserves of $9.2 million and an intangible asset charge of $32.0 million to write down the disposal group to fair value, less cost to sell, in each case during the three months ended March 31, 2023. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and the remaining transactions are expected to be completed during 2024. If the remaining transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred.

Biocon Biologics Transaction
On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $46.9 million and a loss of $2.6 million, respectively, as a component of Other Income, Net, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets. The fair value is reassessed quarterly. Refer to Note 11 Financial Instruments and Risk Management for further discussion. Viatris also is entitled to $335 million of additional cash payments in 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million, of which $220 million was paid during 2023. Refer to Note 8 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

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

Assets and Liabilities Held for Sale
Assets and liabilities held for sale consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Assets held for sale
Accounts receivable, net	$57.6	$112.1
Inventories	408.9	422.4
Prepaid expenses and other current assets	5.0	7.5
Property, plant and equipment, net	239.0	262.2
Intangible assets, net	1,846.5	1,946.0
Goodwill	119.1	188.0
Other assets	3.3	5.1
Valuation allowance on assets held for sale	(159.0)	(157.3)
Total assets held for sale	$2,520.4	$2,786.0

Liabilities held for sale
Accounts payable	$126.2	$137.4
Other current liabilities	34.0	35.3
Deferred income tax liability	48.8	77.2
Other long-term obligations	25.8	25.2
Total liabilities held for sale	$234.8	$275.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
6.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the 2020 Incentive Plan (the Viatris Inc. 2020 Stock Incentive Plan) which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the 2003 LTIP (Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan), which had previously been approved by Mylan shareholders. The 2020 Incentive Plan includes 72,500,000 shares of Viatris’ common stock authorized for grant pursuant to the 2020 Incentive Plan, which may include dividend payments payable in common stock on unvested shares granted under awards. No shares remain available for issuance under the 2003 LTIP, however, certain awards remain outstanding under the plan.
Under the 2020 Incentive Plan, shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, SARs, restricted stock and units, PSUs, other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the shares underlying the stock options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2023	4,159,333	$37.41
Exercised	(18,012)	9.02
Forfeited	(417,916)	$53.13
Outstanding at March 31, 2024	3,723,405	$35.79
Vested and expected to vest at March 31, 2024	3,707,337	$35.90
Exercisable at March 31, 2024	3,597,026	$36.72
As of March 31, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 3.8 years, 3.7 years and 3.6 years, respectively. Also, at March 31, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had aggregate intrinsic values of $0.8 million, $0.8 million, and $0.4 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2023 to March 31, 2024 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	31,096,783	$11.20
Granted	13,326,359	12.38
Released	(10,336,912)	11.92
Forfeited	(1,305,912)	11.00
Nonvested at March 31, 2024	32,780,318	$11.46
As of March 31, 2024, the Company had $287.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the three months ended March 31, 2024 and 2023 was $129.0 million and $100.8 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2024 and 2023 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2024	2023
Service cost	$7.9	$7.1
Interest cost	16.6	18.3
Expected return on plan assets	(16.9)	(16.4)
Amortization of prior service costs	0.5	—
Recognized net actuarial gains	(4.3)	(5.0)
Net periodic benefit cost	$3.8	$4.0
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2024 plan year. The Company expects to make total benefit payments of approximately $114.4 million from pension and other postretirement benefit plans in 2024. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $61.3 million in 2024.

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2024	December 31, 2023	March 31, 2023
Cash and cash equivalents	$1,014.6	$991.9	$506.6
Restricted cash, included in prepaid expenses and other current assets	1.3	1.7	4.1
Cash, cash equivalents and restricted cash	$1,015.9	$993.6	$510.7
Inventories

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$686.7	$731.7
Work in process	1,097.5	602.1
Finished goods	2,039.0	2,135.9
Inventories	$3,823.2	$3,469.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	March 31, 2024	December 31, 2023
Prepaid expenses	$178.9	$155.9
Deferred consideration due from Biocon Biologics	328.3	321.2
Available-for-sale fixed income securities	38.7	37.0
Fair value of financial instruments	73.3	106.2
Equity securities	52.1	49.3
Deferred charge for taxes on intercompany profit	701.8	747.3
Income tax receivable	310.7	340.2
Other current assets	249.5	271.0
Prepaid expenses and other current assets	$1,933.3	$2,028.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2024	December 31, 2023
Machinery and equipment	$2,745.8	$2,774.5
Buildings and improvements	1,438.8	1,444.4
Construction in progress	406.5	431.2
Land and improvements	114.6	120.2
Gross property, plant and equipment	4,705.7	4,770.3
Accumulated depreciation	1,997.5	2,010.7
Property, plant and equipment, net	$2,708.2	$2,759.6
Other assets

(In millions)	March 31, 2024	December 31, 2023
Non-marketable equity investments	$165.7	$165.7
CCPS in Biocon Biologics	1,023.2	976.3
Operating lease right-of-use assets	242.1	245.6
Other long-term assets	800.6	821.1
Other assets	$2,231.6	$2,208.7
Accounts payable

(In millions)	March 31, 2024	December 31, 2023
Trade accounts payable	$1,584.0	$1,381.4
Other payables	612.9	556.8
Accounts payable	$2,196.9	$1,938.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	March 31, 2024	December 31, 2023
Accrued sales allowances	$1,008.8	$996.3
Legal and professional accruals, including litigation accruals	321.6	244.0
Payroll and employee benefit liabilities	598.2	844.5
Contingent consideration (1)	105.2	76.1
Accrued restructuring	29.9	36.4
Accrued interest	204.7	66.8
Fair value of financial instruments	70.1	124.6
Operating lease liability	91.8	83.0
Other	851.4	922.2
Other current liabilities	$3,281.7	$3,393.9
Other long-term obligations

(In millions)	March 31, 2024	December 31, 2023
Employee benefit liabilities	$495.1	$504.3
Contingent consideration (2)	464.7	139.0
Tax related items, including contingencies	406.3	399.3
Operating lease liability	156.2	165.4
Accrued restructuring	57.9	59.2
Other	244.9	249.7
Other long-term obligations	$1,825.1	$1,516.9
(1)    Balance as of March 31, 2024 includes $30.0 million due to Biocon Biologics. Refer to Note 11 Financial Instruments and Risk Management for additional information.
(2)    Balance as of March 31, 2024 includes $345 million related to the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.

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
Basic and diluted earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2024	2023
Basic earnings attributable to Viatris Inc. common shareholders (numerator):
Net earnings attributable to Viatris Inc. common shareholders	$113.9	$224.7
Shares (denominator):
Weighted average shares outstanding	1,195.2	1,202.5
Basic earnings per share attributable to Viatris Inc. shareholders	$0.10	$0.19

Diluted earnings attributable to Viatris Inc. common shareholders (numerator):
Net earnings attributable to Viatris Inc. common shareholders	$113.9	$224.7
Shares (denominator):
Weighted average shares outstanding	1,195.2	1,202.5
Share-based awards	14.3	3.1
Total dilutive shares outstanding	1,209.5	1,205.6
Diluted earnings per share attributable to Viatris Inc. shareholders	$0.09	$0.19
Additional stock awards and Restricted Stock Awards were outstanding during the three months ended March 31, 2024 and 2023, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at March 31, 2024 also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 7.9 million shares and 13.9 million shares for the three months ended March 31, 2024 and 2023, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2024. On May 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on June 14, 2024 to shareholders of record as of the close of business on May 24, 2024. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of March 31, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2023:	7,107.4	932.8	645.7	1,181.2	9,867.1
Acquisitions	19.5	—	—	—	19.5
Foreign currency translation	(153.5)	(7.5)	(24.6)	(7.5)	(193.1)
Balance at March 31, 2024:	$6,973.4	$925.3	$621.1	$1,173.7	$9,693.5
____________
(1)Balances as of March 31, 2024 and December 31, 2023 include an accumulated impairment loss of $929.0 million.
(2)Balances as of March 31, 2024 and December 31, 2023 include an accumulated impairment loss of $30.0 million.
(3)Balances as of March 31, 2024 and December 31, 2023 include an accumulated impairment loss of $124.0 million.
Intangible Assets, Net
Intangible assets consist of the following components at March 31, 2024 and December 31, 2023:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2024
Product rights, licenses and other (1)	13	$33,830.4	$15,690.8	$18,139.6
In-process research and development		994.1	—	994.1
		$34,824.5	$15,690.8	$19,133.7
December 31, 2023
Product rights, licenses and other (1)	13	$34,178.1	$15,316.4	$18,861.7
In-process research and development		319.4	—	319.4
		$34,497.5	$15,316.4	$19,181.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.
During the three months ended March 31, 2024, the Company recorded IPR&D of approximately $675.0 million as part of the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Amortization expense and intangible asset disposal & impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Intangible asset amortization expense	$601.0	$603.3
Intangible asset disposal & impairment charges	—	32.0
Total intangible asset amortization expense (including disposal & impairment charges)	$601.0	$635.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended March 31, 2023, the Company recognized an intangible asset charge of approximately $32.0 million, which was recorded within Cost of Sales in the condensed consolidated statement of operations, to write down the disposal group to fair value, less cost to sell, related to our commercialization rights in the Upjohn Distributor Markets, which are classified as held for sale. Refer to Note 5 Divestitures for additional information.
Intangible asset amortization expense over the remainder of 2024 and for the years ending December 31, 2025 through 2028 is estimated to be as follows:

(In millions)
2024	$1,750
2025	2,255
2026	2,205
2027	2,006
2028	1,769

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2024	December 31, 2023
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
1.023% Euro Senior Notes due 2024	750.0	750.0	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	500.0	500.0	500.0
Euro Total	€5,600.0	€5,600.0	€5,600.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
At March 31, 2024, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $264.3 million.
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
During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Euro 500 million with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Euro-functional currency subsidiaries. All changes in the fair value of this derivative instrument, which is designated as a net investment hedge, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of this change related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Cash Flow Hedging Relationships
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with the variability in the future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the condensed consolidated statements of operations.
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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2024 Fair Value	December 31, 2023 Fair Value	Balance Sheet Location	March 31, 2024 Fair Value	December 31, 2023 Fair Value
Derivatives designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	$35.9	$17.5	Other current liabilities	$10.0	$35.8
Total derivatives designated as hedges		35.9	17.5		10.0	35.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	37.4	88.7	Other current liabilities	60.1	88.8
Total derivatives not designated as hedges		37.4	88.7		60.1	88.8
Total derivatives		$73.3	$106.2		$70.1	$124.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$24.8	$11.1	$6.6	$8.9
Interest rate swaps	Interest expense (3)	—	—	(1.2)	(0.9)	(1.6)	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	1.2	—	4.9	—	—	—
Foreign currency forward contracts		—	—	10.7	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	117.0	(51.9)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	(22.8)	44.6	—	—	—	—
Total		$(21.6)	$44.6	$156.2	$(41.7)	$5.0	$7.7
____________
(1)At March 31, 2024, the Company expects that approximately $3.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2024			December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$500.3	$—	$—	$651.4	$—	$—
Total cash equivalents	500.3	—	—	651.4	—	—
Equity securities:
Exchange traded funds	51.9	—	—	49.1	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	52.1	—	—	49.3	—	—
CCPS in Biocon Biologics	—	—	1,023.2	—	—	976.3
Available-for-sale fixed income investments:
Corporate bonds	—	14.4	—	—	15.9	—
U.S. Treasuries	—	14.2	—	—	11.2	—
Agency mortgage-backed securities	—	3.2	—	—	4.6	—
Asset backed securities	—	4.9	—	—	5.1	—
Other	—	2.0	—	—	0.2	—
Total available-for-sale fixed income investments	—	38.7	—	—	37.0	—
Foreign exchange derivative assets	—	73.3	—	—	106.2	—
Total assets at recurring fair value measurement	$552.4	$112.0	$1,023.2	$700.7	$143.2	$976.3
Financial Liabilities
Foreign exchange derivative liabilities	—	70.1	—	—	124.6	—
Contingent consideration	—	—	569.9	—	—	215.1
Total liabilities at recurring fair value measurement	$—	$70.1	$569.9	$—	$124.6	$215.1

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other income, net in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other income, net in the condensed consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other income, net in the condensed consolidated statements of operations for that period.

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
Contingent Consideration
As of March 31, 2024, the Company had contingent consideration liability of $345 million related to the Idorsia Transaction. As of March 31, 2024 and December 31, 2023, the Company had a contingent consideration liability of $173.2 million and $177.6 million, respectively, related to the Respiratory Delivery Platform, and $30.0 million and $15.8 million, respectively, related to the Biocon Biologics Transaction. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At March 31, 2024, a discount rate of 8.5%, and at December 31, 2023, discount rates ranging from 6.4% and 8.0%, were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2023 to March 31, 2024 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2023	$76.1	$139.0	$215.1
Acquisition	—	345.0	345.0
Payments	(10.9)	—	(10.9)
Reclassifications	40.0	(40.0)	—
Accretion	—	15.9	15.9
Fair value loss (3)	—	4.8	4.8
Balance at March 31, 2024	$105.2	$464.7	$569.9
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
12.Debt
For additional information, see Note 10 Debt in Viatris’ 2023 Form 10-K.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2024	March 31, 2024	December 31, 2023
Current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	1,078.7	1,103.5
2024 Euro Senior Notes ****	1.023%	810.9	831.5
Other		0.6	0.4
Deferred financing fees		(0.5)	(0.7)
Current portion of long-term debt		$1,889.7	$1,934.7

Non-current portion of long-term debt:
2025 Euro Senior Notes *	2.125%	539.3	551.7
2025 Senior Notes ***	1.650%	754.8	755.7
2026 Senior Notes **	3.950%	2,245.6	2,245.1
2027 Euro Senior Notes ****	1.362%	943.3	967.2
2027 Senior Notes ***	2.300%	768.4	769.8
2028 Euro Senior Notes **	3.125%	805.7	824.1
2028 Senior Notes *	4.550%	749.1	749.1
2030 Senior Notes ***	2.700%	1,503.0	1,505.0
2032 Euro Senior Notes ****	1.908%	1,442.4	1,478.4
2040 Senior Notes ***	3.850%	1,642.3	1,644.0
2043 Senior Notes *	5.400%	497.5	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.8	747.8
2050 Senior Notes ***	4.000%	2,195.1	2,196.3
YEN Term Loan Facility	Variable	264.3	283.6
Other		2.4	2.4
Deferred financing fees		(28.4)	(29.5)
Long-term debt		$16,072.5	$16,188.1
____________
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

At March 31, 2024 and December 31, 2023, the aggregate fair value of the Company’s outstanding notes was approximately $15.09 billion and $15.25 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2024 were as follows for each of the periods ending December 31:

(In millions)	Total
2024	$1,888
2025	1,289
2026	2,514
2027	1,667
2028	1,559
Thereafter	8,549
Total	$17,466
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2024	December 31, 2023
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(1.4)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	266.4	271.4
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	13.6	(8.0)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	369.6	237.1
Foreign currency translation adjustment	(3,589.2)	(3,246.7)
	$(2,941.0)	$(2,747.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			33.7	169.1	(0.3)	(2.4)	(342.5)	(142.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.6)		(6.6)					(6.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial gain included in SG&A						(4.3)		(4.3)
Net other comprehensive earnings (loss), before tax			28.7	169.1	(0.3)	(6.2)	(342.5)	(151.2)
Income tax provision (benefit)			7.1	36.6	(0.1)	(1.2)	—	42.4
Balance at March 31, 2024, net of tax			$13.6	$369.6	$(1.4)	$266.4	$(3,589.2)	$(2,941.0)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			10.5	(66.2)	0.9	6.3	45.3	(3.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.9)		(8.9)					(8.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(5.0)		(5.0)
Net other comprehensive earnings (loss), before tax			2.8	(66.2)	0.9	1.3	45.3	(15.9)
Income tax provision (benefit)			1.1	(14.3)	0.2	0.5	—	(12.5)
Balance at March 31, 2023, net of tax			$(16.8)	$325.1	$(1.6)	$269.3	$(3,340.6)	$(2,764.6)

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
◦Certain costs related to transactions and events such as (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iii) other significant items, which are substantive and/or unusual, and in

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
some cases recurring, items (such as restructuring) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and disposals of assets or businesses, including costs related to divestitures, and, as applicable, any associated transition activities.
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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2023 Form 10-K.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Net Sales		Segment Profitability
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2024	2023	2024	2023
Reportable Segments:
Developed Markets	$2,165.4	$2,170.4	$913.3	$938.7
Greater China	543.9	564.6	366.3	394.3
JANZ	317.8	342.2	87.3	130.5
Emerging Markets	626.4	641.9	279.5	313.0
Total reportable segments	$3,653.5	$3,719.1	$1,646.4	$1,776.5

Reconciling items:
Intangible asset amortization expense			(601.0)	(603.3)
Intangible asset disposal & impairment charges			—	(32.0)
Globally managed research and development costs			(199.7)	(182.9)
Acquired IPR&D			(6.1)	—
Litigation settlements & other contingencies			(76.8)	(0.6)
Transaction related and other special items			(202.3)	(178.5)
Corporate and other unallocated			(356.6)	(379.4)
Earnings from operations			$203.9	$399.8

15.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
condensed consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration, including those related to the Idorsia Transaction. Refer to Note 11 Financial Instruments and Risk Management for further discussion of contingent consideration.
Our potential maximum development milestones not accrued for at March 31, 2024 totaled approximately $409 million. We estimate that the amounts that may be paid through the end of 2024 to be approximately $18 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of March 31, 2024, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.
In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement, which is expected in the first half of 2024. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during the fourth quarter of 2023.
During the first quarter of 2024, the Company was informed that Mapi received a Complete Response Letter (“CRL”) regarding the NDA for GA Depot 40 mg from the FDA. The Companies are reviewing the content of the CRL and will be determining the appropriate next steps.
The Company holds investments in preferred shares of Mapi that are accounted for at cost, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. During the second quarter of 2023, the Company made an additional investment of $30.0 million in preferred shares of Mapi. The preferred shares are convertible on a one-to-one basis into Mapi ordinary shares at Viatris’ option. The Company recognized a gain of $45.6 million during the second quarter of 2023 as a result of remeasuring our pre-existing equity interest in Mapi, which was recorded as a component of Other Income, Net in the condensed consolidated statements of operations. The Company has determined that Mapi represents a variable interest entity (“VIE”), but has concluded that Viatris is not the primary beneficiary of Mapi as we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we have not consolidated Mapi’s results of operations and financial position into our condensed consolidated financial statements.

As of each of March 31, 2024 and December 31, 2023, our condensed consolidated balance sheets included, within Other Assets, $132.1 million related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million, and within Prepaid Expenses and Other Current Assets, $52.5 million related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances.

There have been no other significant changes to our licensing and other partner agreements as disclosed in our 2023 Form 10-K.

16.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in either 2023 or 2024 based on enacted law and regulatory guidance; however, our CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that the impact of the Pillar Two Rules in the countries that have enacted such rules effective January 1, 2024, is not material to our results of operations for the three months ended March 31, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, we do not expect Pillar Two Rules to have a significant impact on the 2024 financial results.

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
The Company is subject to ongoing IRS examinations. The years 2020 through 2022 are open years, with 2020 and 2021 under examination.
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
In Australia, the tax authorities have issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2020 and we have commenced litigation in the Australian Federal Court challenging those decisions. A trial took place in October 2023 and on March 20, 2024, the Court issued a decision in favor of the Company. The tax authorities did not appeal the Court decision. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation, which will be refunded, subject to currency exchange fluctuations, in future periods.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these issues were resolved through the Company entering into an agreement with the tax authorities in March 2023 in respect of the pricing of its international transactions. The Company recorded tax expense of approximately $22.3 million during 2023 due to the terms of this agreement. The remaining issues are in the audit phase or are being challenged in the Indian tax courts.

In 2020, the Swedish Tax Authorities (“STA”) asserted an underpayment of tax against Meda A.B. for the tax years 2014 to 2019. The claim was that profits earned by its Luxembourg subsidiary should have been attributed to Meda A.B. The Company appealed the STA’s assessment to the Administrative Court of Stockholm. On September 16, 2022, the Court ruled in favor of Meda A.B. that no tax was due. The STA appealed that decision. On April 10, 2024, the Administrative Court of Appeals overturned the lower Court’s ruling and issued a decision in favor of the STA upholding its original assessment. The amount due including interest and penalties is approximately $19.0 million. The Company plans to file a petition seeking review of the decision to the Supreme Administrative Court.

The Company has recorded a net reserve for uncertain tax positions of $281.8 million and $287.1 million, including interest and penalties, in connection with its international audits at March 31, 2024 and December 31, 2023, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2013 through 2022, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2023.
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
EpiPen® Auto-Injector Litigation
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations concerning a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. Plaintiffs seek monetary damages, declaratory relief, attorneys’ fees and costs. A trial is currently scheduled to begin in March 2026.

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. These actions have been consolidated. Plaintiffs seek monetary damages, attorneys’ fees and costs. A class certification motion is pending.
The Company has a total accrual of approximately $5.5 million related to these matters at March 31, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

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
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products and class certification motions are pending.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-four states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-four states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s former President, with respect to a single drug product. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed.

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-five states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a Company sales employee. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether.

On January 31, 2024, the United States Judicial Panel on Multidistrict Litigation granted the Attorneys Generals’ motion to remand the aforementioned complaints to the U.S. District Court for the District of Connecticut. The U.S. Court of Appeals for the Third Circuit denied the Defendants’ challenge to remand and the aforementioned complaints have been transferred to the U.S. District Court for the District of Connecticut.

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

The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. On March 30, 2023, the Court dismissed all of Plaintiffs’ claims by granting Defendants’ motion for summary judgment and denying Plaintiffs’ cross-motion for partial summary judgment. Plaintiffs’ appeal to the U.S. Court of Appeals for the Second Circuit was rejected and the SDNY’s decision dismissing Plaintiffs’ claims was affirmed. Plaintiffs’ petition for rehearing before a full panel of the Second Circuit is pending.

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

On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and a former officer/current director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania (“WDPA”) on behalf of certain purchasers of securities of Mylan N.V. (“WDPA Mylan N.V. Class Action Litigation”). The amended complaint alleges that defendants made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Nashik and Morgantown manufacturing plants and inspections at the plants by the FDA. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. On

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
May 18, 2023, the Court dismissed 45 of the 46 challenged statements. The complaint seeks monetary damages, as well as the plaintiff’s fees and costs.
On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/current director of the Company, and certain former and current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserts claims which are based on allegations that are similar to those in the SDNY Class Action Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs seek compensatory damages, costs and expenses and attorneys’ fees.

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

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief.

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

The Company has accrued $150.7 million in connection with the possible resolution of certain of these matters at March 31, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

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

The Company has accrued approximately €12.2 million as of March 31, 2024 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $65.3 million as of March 31, 2024 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. Similar lawsuits pertaining to valsartan have been filed in other countries. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL. The Company has also received requests to indemnify purchasers of the Company’s API and/or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The end-payor plaintiff immediately appealed to the U.S. Court of Appeals for the Eleventh Circuit, which affirmed the dismissal. The personal injury and consumer putative class plaintiffs filed amended master complaints. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form complaints filed by personal injury plaintiffs. The trial court has dismissed all remaining claims against the generic defendants. Certain of the personal injury plaintiffs appealed this dismissal, which remains pending.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. Since 2016, certain cases in the MDL were remanded to certain state courts. In 2017, the District Court granted Pfizer’s motion for summary judgment, dismissing all of the cases pending in the MDL. In June 2018, this dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit. State court proceedings remain pending in Missouri and New York.

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
The Company has approximately $5.1 million accrued related to its intellectual property matters at March 31, 2024. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

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

Tyrvaya
In June 2023, a generic company notified Oyster Point that it had filed an ANDA with the FDA seeking approval to market a generic version of Tyrvaya® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of six Orange Book listed patents that all have expiration dates in October 2035. In July 2023, Oyster Point brought a patent infringement action against the generic filer in the U.S. District Court of the District of New Jersey asserting infringement by the generic company. In March 2024, Oyster Point filed an amended complaint asserting infringement with respect to four additional patents that were recently listed in the Orange Book for Tyrvaya® and also have expiration dates in October 2035.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Amitiza
In September 2023, Sawai Pharmaceutical Co. (“Sawai”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the relevant patents, including the ‘353 patent. Towa Pharmaceutical Co. Ltd. also filed a challenge to the ‘353 patent term extension in January 2024. Separately, in December 2023, Sawai filed an invalidity action with the JPO against the ‘353 patent itself. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. In April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of patent term extensions of three additional patents expiring in August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $6.5 million accrued related to these various other legal proceedings at March 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2023 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three months ended March 31, 2024, and cash flows for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2023 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio is comprised of approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products. Following the expected imminent closing of the API divestiture, the Company will operate approximately 30 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and APIs, with a global workforce of approximately 33,000. As discussed below, Viatris has entered into certain transactions, including the Pending Announced Divestitures. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable. Complex products are more difficult, costly and time-consuming to receive regulatory approval for and bring to market. Any delay in regulatory approval could impact the commercial or financial success of a product. Regulatory approval, if and when obtained, may be limited in scope. Even if regulatory approvals for new products are obtained, the success of those products is dependent upon market acceptance.

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

Recent Developments
Idorsia Acquisition
On March 15, 2024, the Company acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contributing to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee is overseeing the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expands our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine.

Refer to Note 4 Acquisitions and Other Transactions in Part I, Item 1 of this Form 10-Q for more information.

Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries closed in December 2023 (other than in the U.K., which remains subject to regulatory approval), and the divestiture of the women’s healthcare business closed in March 2024. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and the divestiture of our API business in India is expected to close imminently. Additionally, in January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. The Company currently expects the OTC Transaction to close by mid-year 2024. The transactions that have not yet closed remain subject to regulatory approvals, receipt of required consents and other closing conditions.

Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of March 31, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2024 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$3,663.4	$3,729.1	$(65.7)
Gross profit	1,504.0	1,542.2	(38.2)
Earnings from operations	203.9	399.8	(195.9)
Net earnings	113.9	224.7	(110.8)
Diluted earnings per share	$0.09	$0.19	$(0.10)
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted EBITDA, adjusted net earnings, and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations and Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended
	March 31,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,165.4	$2,170.4	—%	$(14.1)	$2,151.3	(1)%
Greater China	543.9	564.6	(4)%	21.5	565.4	—%
JANZ	317.8	342.2	(7)%	30.8	348.6	2%
Emerging Markets	626.4	641.9	(2)%	38.9	665.3	4%
Total net sales	$3,653.5	$3,719.1	(2)%	$77.1	$3,730.6	—%

Other revenues (3)	9.9	10.0	NM	0.1	10.0	NM
Consolidated total revenues (4)	$3,663.4	$3,729.1	(2)%	$77.2	$3,740.6	—%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2024 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended March 31, 2024, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $7.2 million, $0.3 million, and $2.4 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the three months ended March 31, 2024, Viatris reported total revenues of $3.66 billion, compared to $3.73 billion for the comparable prior year period, representing a decrease of $65.7 million, or 2%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.65 billion, compared to $3.72 billion for the comparable prior year period, representing a decrease of $65.6 million, or 2%. Other revenues for the current quarter were $9.9 million, compared to $10.0 million for the comparable prior year period.
The decrease in net sales was the result of the unfavorable impact of foreign currency translation of approximately $77.1 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China, and countries in Emerging Markets. Additionally, net sales decreased by approximately $45.7 million or 1% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. On a constant currency basis, net sales from the remaining business increased by approximately $57.2 million, or 2%, for the three months ended March 31, 2024 compared to the prior year period. The increase was driven by new product sales, primarily in the U.S., of approximately $154.5 million. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by base business erosion of approximately $97.3 million.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 34% and 35% for the three months ended March 31, 2024 and 2023, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets were essentially flat during the three months ended March 31, 2024 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $14.1 million, or 1%. Net sales decreased by approximately $15.0 million or 1% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business were essentially flat when compared to the prior year period. New product sales, including Breyna™ in the U.S., combined with the stability of our existing product portfolio, helped to offset the anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector and Lyrica®, as a result of lower pricing and volumes mainly due to unfavorable channel dynamics. Net sales within North America totaled approximately $897.9 million and net sales within Europe totaled approximately $1.27 billion.

Greater China Segment
Net sales from Greater China decreased by $20.7 million or 4% for the three months ended March 31, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $21.5 million, or 4%. Constant currency net sales were essentially flat when compared to the prior year period. Divestitures did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ decreased by $24.4 million or 7% for the three months ended March 31, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $30.8 million, or 9%. Constant currency net sales increased by approximately $6.5 million, or 2%, when compared to the prior year period, driven primarily by new product sales. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition. Divestitures did not have a significant impact on the net sales for the current quarter.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $15.5 million or 2% for the three months ended March 31, 2024 when compared to the prior year period. This decrease was driven by the unfavorable impact of foreign currency translation of approximately $38.9 million, or 6%. In addition, net sales also decreased by approximately $30.6 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by $54.0 million, or 8% when compared to the prior year period, primarily driven by higher volumes of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.19 billion for the three months ended March 31, 2023 to $2.16 billion for the three months ended March 31, 2024. Cost of sales was primarily impacted by the decrease in net sales, including the impact of the divestitures that have closed during 2023 and 2024.
Gross profit for the three months ended March 31, 2024 was $1.50 billion and gross margins were 41%. For the three months ended March 31, 2023, gross profit was $1.54 billion and gross margins were 41%. This change in gross profit is primarily related to the decrease in net sales and cost of sales. Adjusted gross margins were approximately 59% for the three months ended March 31, 2024, compared to approximately 60% for the three months ended March 31, 2023.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is as follows:

	Three Months Ended
	March 31,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$2,159.4	$2,186.9
Deduct:
Purchase accounting amortization and other related items	(611.5)	(653.4)
Acquisition and divestiture-related costs	(6.3)	(5.0)
Restructuring related costs	(4.0)	(10.9)
Share-based compensation expense	(0.8)	(0.6)
Other special items	(28.2)	(38.8)
Adjusted cost of sales	$1,508.6	$1,478.2

Adjusted gross profit (a)	$2,154.8	$2,250.9

Adjusted gross margin (a)	59%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended March 31, 2024 was $199.7 million, compared to $182.9 million for the comparable prior year period, an increase of $16.8 million. This increase was primarily due to continued investment in our pipeline.
Acquired IPR&D
Acquired IPR&D expense for the three months ended March 31, 2024 was $6.1 million. The current year period expense was primarily due to accrued milestones related to products under development. There was no acquired IPR&D expense for the three months ended March 31, 2023.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.02 billion, compared to $958.9 million for the comparable prior year period, an increase of $58.6 million. The increase was primarily due to higher acquisition and divestiture-related costs of approximately $25.4 million.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$4.8	$1.5
Litigation settlements, net	72.0	(0.9)
Total litigation settlements and other contingencies, net	$76.8	$0.6

Refer to Note 17 Litigation in Part I, Item 1 of this Form 10-Q for more information.

Interest Expense
Interest expense for the three months ended March 31, 2024 totaled $138.4 million, compared to $147.0 million for the three months ended March 31, 2023, a decrease of $8.6 million primarily due to the impact of debt repayments.
Other Income, Net
Other income, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the three months ended March 31, 2024 totaled $139.1 million, compared to $69.9 million for the three months ended March 31, 2023.

The increase in other income, net was primarily driven by: (1) the gain in the current quarter of $80.8 million from the divestiture of the women’s healthcare business, which closed in March 2024; and (2) a gain in the current quarter of $46.9 million as a result of remeasuring the CCPS in Biocon Biologics to fair value. This was partially offset by: (1) a gain in the prior year period of approximately $18.9 million as a result of remeasuring our pre-existing 13.5% equity interest in Famy Life Sciences to fair value; and (2) lower TSA income of $32.3 million. The higher prior year period TSA income was primarily driven by the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D.

Income Tax Provision
For the three months ended March 31, 2024, the Company recognized an income tax provision of $90.7 million, compared to $98.0 million for the comparable prior year period, a decrease of $7.3 million. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates. Also impacting the tax provision for the three months ended March 31, 2023 was a tax expense of $21.6 million related to an agreement with the Indian tax authorities in March 2023 in respect of the pricing of its international transactions.

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
Adjusted Net Earnings and Adjusted EPS
Adjusted net earnings and adjusted net earnings per diluted share (“adjusted EPS”) are non-GAAP financial measures and provide an alternative view of performance used by management. Management believes that, primarily due to acquisitions, divestitures and other significant events, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP. Management believes that adjusted net earnings and adjusted EPS are important internal financial metrics related to the ongoing operating performance of the Company, and are therefore useful to investors and that their understanding of our performance is enhanced by these measures. Actual internal and forecasted operating results and annual budgets used by management include adjusted net earnings and adjusted EPS.
EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and is used, in part, for management’s incentive compensation. We calculate EBITDA as U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, gain on divestitures of businesses, restructuring related costs, impairment of long-lived assets, acquisition and divestiture-related and other special items to determine adjusted EBITDA. These adjustments are generally permitted under our credit agreement in calculating adjusted EBITDA for determining compliance with our debt covenants.
The significant items excluded from adjusted cost of sales, adjusted EBITDA, adjusted net earnings, and adjusted EPS include:
Purchase Accounting Amortization and Other Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions of both businesses and assets is excluded from adjusted cost of sales, adjusted EBITDA, adjusted net earnings, and adjusted EPS. These amounts include the amortization of intangible assets, inventory step-up, property, plant and equipment step-up, intangible asset impairment charges, including for IPR&D, and impairment of goodwill. For the acquisition of businesses accounted for under the provisions of ASC 805, Business Combinations, these purchase accounting impacts are excluded regardless of the financing method used for the acquisitions, including the use of cash, long-term debt, the issuance of common stock, contingent consideration or any combination thereof.
Fair Value Adjustments, Including Contingent Consideration
The impact of changes to the fair value of assets and liabilities, including contingent and deferred consideration and non-marketable equity investments, and the related accretion income or expense are excluded from adjusted EBITDA, adjusted net earnings, and adjusted EPS because they are not indicative of the Company’s ongoing operations due to the variability of the amounts and the lack of predictability as to the occurrence and/or timing and management believes their exclusion is helpful to understanding the underlying, ongoing operational performance of the business.

Share-based Compensation Expense
Share-based compensation expense is excluded from adjusted cost of sales, adjusted EBITDA, adjusted net earnings, and adjusted EPS. Our share-based compensation programs have become increasingly weighted toward performance-based compensation, which leads to variability and to a lack of predictability as to the occurrence and/or timing of amounts incurred. As such, management believes the exclusion of such amounts on an ongoing basis is helpful to understanding the underlying operational performance of the business.
Restructuring, Acquisition and Divestiture-Related Costs and Other Special Items
Costs related to restructuring, acquisition and divestiture-related activities and other actions are excluded from adjusted cost of sales, adjusted EBITDA, adjusted net earnings, and adjusted EPS, as applicable. These amounts include items such as:
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
•Gains or losses from divestitures, including impairments of held for sale assets; and
•The impact of changes related to uncertain tax positions are excluded from adjusted cost of sales, adjusted net earnings, and adjusted EPS. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings and adjusted EPS.

The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from adjusted cost of sales, adjusted EBITDA, adjusted net earnings, and adjusted EPS because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 17 Litigation included in Part I, Item 1 of this Form 10-Q are generally excluded from adjusted EBITDA, adjusted net earnings, and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings and U.S. GAAP EPS to Adjusted EPS
A reconciliation between net earnings and diluted EPS as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024		2023
U.S. GAAP net earnings and U.S. GAAP diluted EPS	$113.9	$0.09	$224.7	$0.19
Purchase accounting amortization (primarily included in cost of sales)	611.7		653.3
Litigation settlements and other contingencies, net	76.8		0.6
Interest expense (primarily amortization of premiums and discounts on long term debt)	(11.2)		(10.3)
Gain on divestitures of businesses (included in other income, net) (a)	(70.4)		—
Acquisition and divestiture-related costs (primarily included in SG&A) (b)	87.5		58.1
Restructuring-related costs (c)	19.6		9.7
Share-based compensation expense	46.7		42.6
Other special items included in:
Cost of sales (d)	28.2		38.8
Research and development expense	2.4		2.0
Selling, general and administrative expense	16.1		14.9
Other income, net	(44.5)		(21.8)
Tax effect of the above items and other income tax related items (e)	(64.1)		(79.7)
Adjusted net earnings and adjusted EPS	$812.7	$0.67	$932.9	$0.77
Weighted average diluted shares outstanding	1,209.5		1,205.6
Significant items include the following:
(a)For the three months ended March 31, 2024, includes a pre-tax gain on the divestiture of the women’s healthcare business of approximately $80.8 million for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill). Also includes a pre-tax charge related to the planned divestiture of the API business of approximately $10.4 million to write down the disposal group to fair value, less cost to sell.
(b)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(c)For the three months ended March 31, 2024, charges include approximately $4.0 million in cost of sales and approximately $15.6 million in SG&A.
(d)For the three months ended March 31, 2024, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $12.6 million.
(e)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings to EBITDA and adjusted EBITDA for the three months ended March 31, 2024 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2024	2023
U.S. GAAP net earnings	$113.9	$224.7
Add adjustments:
Income tax provision	90.7	98.0
Interest expense (a)	138.4	147.0
Depreciation and amortization (b)	691.0	730.0
EBITDA	$1,034.0	$1,199.7
Add / (deduct) adjustments:
Share-based compensation expense	46.7	42.6
Litigation settlements and other contingencies, net	76.8	0.6
Gain on divestitures of businesses	(70.4)	—
Restructuring, acquisition and divestiture-related and other special items (c)	106.3	98.0
Adjusted EBITDA	$1,193.4	$1,340.9
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $614.6 million for the three months ended March 31, 2024. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. There were no upfront and milestone payments in the prior year period.

Operating Activities
Net cash provided by operating activities decreased by $356.6 million to $614.6 million for the three months ended March 31, 2024, as compared to net cash provided by operating activities of $971.2 million for the three months ended March 31, 2023. Net cash provided by operating activities is derived from net earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures in 2023 and 2024, and the timing of cash payments and collections.

Investing Activities
Net cash used in investing activities was $154.3 million for the three months ended March 31, 2024, as compared to $749.5 million for the three months ended March 31, 2023, a decrease of $595.2 million.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $240.6 million related to the divestiture of the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $49.8 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2024 calendar year are expected to be approximately $350 million to $450 million.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $47.8 million.
Financing Activities
Net cash used in financing activities was $425.6 million for the three months ended March 31, 2024, as compared to $974.7 million for the three months ended March 31, 2023, a decrease of $549.1 million.
In 2024, significant items in financing activities included the following:
•share repurchases of $250.0 million;
•cash dividends paid of $142.8 million; and
•net cash of $6.3 million collected on behalf of other partners, including Biocon Biologics, which is included in Other items, net.
In 2023, significant items in financing activities included the following:
•repayment of the 3.125% Senior Notes at maturity of approximately $750.0 million;
•share repurchases of $250.0 million;
•net short-term borrowings of $204.6 million;
•cash dividends paid of $143.8 million; and
•net cash of $12.1 million collected on behalf of Biocon Biologics, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $1.01 billion at March 31, 2024. The majority of our cash is invested in U.S. government money market funds. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program, Receivables Facility and Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.

The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2024, the Company did not have any borrowings outstanding under the Commercial Paper Program or the Revolving Facility.

The Company has a $400 million Receivables Facility which expires in April 2025, and a $200 million Note Securitization Facility which expires in August 2024. As of March 31, 2024, the Company did not have any borrowings outstanding under the Receivables Facility or Note Securitization Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $64.2 million and $30.8 million of accounts receivable as of March 31, 2024 and December 31, 2023 under these factoring arrangements, respectively. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of March 31, 2024 and December 31, 2023, we have assigned and derecognized approximately $285.6 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.
For information regarding our dividends paid and declared and share repurchase program, refer to Note 9 Earnings per Share in Part I, Item 1 of this Form 10-Q.
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
As previously discussed, on October 1, 2023, the Company announced certain divestiture-related transactions. Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2024, refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at March 31, 2024 and expects to remain in compliance for the next twelve months.
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
The guarantee obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. under the Senior U.S. Dollar Notes are subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) each guarantee is limited to an amount not to exceed the maximum amount that can be guaranteed by the applicable guarantor without rendering the guarantee, as it relates to such guarantor, voidable under applicable fraudulent transfer and conveyance laws or similar laws affecting the rights of creditors generally.

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2024 and as of and for the year ended December 31, 2023. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2024	December 31, 2023
ASSETS
Current assets	$987.1	$1,013.1
Non-current assets	63,393.8	63,212.6

LIABILITIES AND EQUITY
Current liabilities	30,487.6	29,824.8
Non-current liabilities	13,879.1	13,933.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(282.3)	(1,234.8)
Net earnings	113.9	54.7
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $246.3 million accrued for legal contingencies at March 31, 2024.
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
In connection with the Announced Divestitures, Viatris and the respective buyers have entered or will enter, at the closing of the respective transactions, into transition services and manufacturing and supply agreements pursuant to which the Company is providing or will provide services to the respective purchasers, substantially the same as we currently provide to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have agreed, at the closing of the respective transactions, to enter into distribution agreements for certain markets for a limited period of time. In connection with our API business divestiture, we have agreed to enter into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2023 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2023 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1 - January 31, 2024	—	$—	—	$—
February 1 - February 29, 2024	19,244,142	12.97	19,244,142	1,500,013,518
March 1 - March 31, 2024	—	—	—	—
Total	19,244,142	$12.97	19,244,142	$1,500,013,518
____________
(a)Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations – Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended March 31, 2024, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.
(d)On February 26, 2024, the Company’s Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program.

ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended March 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1
Transaction Agreement, dated as of January 29, 2024, by and among Cooper Consumer Health SAS, Cooper Consumer Health IT S.r.l., Viatris Inc., Viatris Italia S.r.l. and Ipex AB, filed as Exhibit 2.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on January 30, 2024, and incorporated herein by reference.^

22
List of subsidiary guarantors and issuers of guaranteed securities, filed by Viatris Inc. as Exhibit 22 to the Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

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
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
May 9, 2024

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
May 9, 2024