Form 10-Q
period 2024-06-30
Viatris Inc
filed 2024-08-08
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of August 5, 2024 was 1,193,520,463.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2024

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

EDPA	U.S. District Court for the Eastern District of Pennsylvania

Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended June 30, 2024
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Idorsia	Idorsia Pharmaceuticals Ltd.
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
OTC Business
Viatris’ OTC business that the Company divested to Cooper Consumer Health SAS in July 2024, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. This excludes the Company’s rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products), and select OTC products in certain markets.

OTC Transaction
On October 1, 2023, Viatris announced it had received an offer for the divestiture of its OTC Business. In January 2024, we exercised our option to accept the offer and entered into a definitive transaction agreement with respect to such OTC Transaction. The OTC Transaction closed in July 2024.

Oyster Point	Oyster Point Pharma, Inc.
Pfizer	Pfizer Inc.
PSUs	Performance awards

R&D	Research and development
Receivables Facility	The $400 million accounts receivable facility entered into in August 2020 and expiring in April 2025
Registered Upjohn Notes	The 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Respiratory Delivery Platform	Pfizer’s proprietary dry powder inhaler delivery platform
Restricted Stock Awards	The Company’s nonvested restricted stock and restricted stock unit awards, including PSUs
Revolving Facility	The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent
RICO	Racketeer Influenced and Corrupt Organizations Act
SARs	Stock appreciation rights
SDNY	U.S. District Court for the Southern District of New York
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Senior U.S. Dollar Notes	The Upjohn U.S. Dollar Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively
Separation and Distribution Agreement	Separation and Distribution Agreement between Viatris and Pfizer, dated as of July 29, 2019, as amended from time to time
SG&A	Selling, general and administrative expenses
stock awards	Stock options and SARs
Teva	Teva Pharmaceutical Industries Ltd.
TSA	Transition services agreements, including related distribution services
U.K.	United Kingdom
U.S.	United States
U.S. GAAP	Accounting principles generally accepted in the U.S.
Unregistered Upjohn U.S. Dollar Notes	The 1.650% Senior Notes due 2025, 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Net sales	$3,785.9	$3,909.5	$7,439.4	$7,628.6
Other revenues	10.7	9.1	20.6	19.1
Total revenues	3,796.6	3,918.6	7,460.0	7,647.7
Cost of sales	2,351.2	2,310.0	4,510.6	4,496.9
Gross profit	1,445.4	1,608.6	2,949.4	3,150.8
Operating expenses:
Research and development	204.1	208.3	403.8	391.2
Acquired IPR&D	(7.8)	10.2	(1.7)	10.2
Selling, general and administrative	1,358.0	1,031.9	2,375.5	1,990.8
Litigation settlements and other contingencies, net	131.0	(11.0)	207.8	(10.4)
Total operating expenses	1,685.3	1,239.4	2,985.4	2,381.8
(Loss) earnings from operations	(239.9)	369.2	(36.0)	769.0
Interest expense	145.8	143.7	284.2	290.7
Other expense (income), net	6.1	(107.5)	(133.0)	(177.4)
(Loss) earnings before income taxes	(391.8)	333.0	(187.2)	655.7
Income tax (benefit) provision	(65.4)	69.0	25.3	167.0
Net (loss) earnings	$(326.4)	$264.0	$(212.5)	$488.7
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.27)	$0.22	$(0.18)	$0.41
Diluted	$(0.27)	$0.22	$(0.18)	$0.41
Weighted average shares outstanding:
Basic	1,191.1	1,199.0	1,193.1	1,200.8
Diluted	1,191.1	1,203.5	1,193.1	1,204.6

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) earnings	$(326.4)	$264.0	$(212.5)	$488.7
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(89.7)	(254.1)	(432.2)	(208.8)
Change in unrecognized loss and prior service cost related to defined benefit plans	(5.6)	(6.8)	(11.8)	(5.5)
Net unrecognized gain on derivatives in cash flow hedging relationships	8.7	36.8	37.4	39.6
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	68.4	(12.8)	237.5	(79.0)
Net unrealized gain (loss) on available-for-sale fixed income securities	—	0.2	(0.3)	1.1
Other comprehensive loss, before tax	(18.2)	(236.7)	(169.4)	(252.6)
Income tax provision (benefit)	16.0	4.3	58.4	(8.2)
Other comprehensive loss, net of tax	(34.2)	(241.0)	(227.8)	(244.4)
Comprehensive (loss) earnings	$(360.6)	$23.0	$(440.3)	$244.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Assets
Current assets:
Cash and cash equivalents	$917.2	$991.9
Accounts receivable, net	3,566.9	3,700.4
Inventories	3,942.1	3,469.7
Prepaid expenses and other current assets	1,757.0	2,028.1
Assets held for sale	1,608.9	2,786.0
Total current assets	11,792.1	12,976.1
Property, plant and equipment, net	2,662.6	2,759.6
Intangible assets, net	18,419.0	19,181.1
Goodwill	9,325.9	9,867.1
Deferred income tax benefit	685.3	692.9
Other assets	2,445.1	2,208.7
Total assets	$45,330.0	$47,685.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,957.5	$1,938.2
Income taxes payable	117.7	226.8
Current portion of long-term debt and other long-term obligations	2,367.4	1,943.4
Liabilities held for sale	32.8	275.1
Other current liabilities	3,233.8	3,393.9
Total current liabilities	7,709.2	7,777.4
Long-term debt	14,731.2	16,188.1
Deferred income tax liability	1,573.8	1,735.7
Other long-term obligations	1,795.8	1,516.9
Total liabilities	25,810.0	27,218.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,233,752,840 and 1,221,994,491 as of June 30, 2024 and December 31, 2023	12.3	12.2
Additional paid-in capital	18,853.3	18,814.7
Retained earnings	4,133.9	4,639.7
Accumulated other comprehensive loss	(2,975.2)	(2,747.4)
	20,024.3	20,719.2
Less: Treasury stock — at cost
Common stock shares: 40,483,663 and 21,239,521 as of June 30, 2024 and December 31, 2023	504.3	251.8
Total equity	19,520.0	20,467.4
Total liabilities and equity	$45,330.0	$47,685.5
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2024	1,230,891,074	$12.3	$18,839.8	$4,607.5	40,483,663	$(504.3)	$(2,941.0)	$20,014.3
Net loss	—	—	—	(326.4)	—	—	—	(326.4)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34.2)	(34.2)
Issuance of restricted stock and stock options exercised, net	2,801,327	—	0.5	—	—	—	—	0.5
Taxes related to the net share settlement of equity awards	—	—	(22.4)	—	—	—	—	(22.4)
Share-based compensation expense	—	—	34.7	—	—	—	—	34.7
Issuance of common stock	60,439	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(147.2)	—	—	—	(147.2)
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	—	—	(212.5)	—	—	—	(212.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(227.8)	(227.8)
Issuance of restricted stock and stock options exercised, net	11,643,434	0.1	7.1	—	—	—	—	7.2
Taxes related to the net share settlement of equity awards	—	—	(51.2)	—	—	—	—	(51.2)
Share-based compensation expense	—	—	81.4	—	—	—	—	81.4
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	114,915	—	1.3	—	—	—	—	1.3
Cash dividends declared, $0.24 per common share	—	—	—	(293.3)	—	—	—	(293.3)
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2023	1,220,224,204	$12.2	$18,679.6	$5,252.5	21,239,521	$(251.8)	$(2,764.6)	$20,927.9
Net earnings	—	—	—	264.0	—	—	—	264.0
Other comprehensive loss, net of tax	—	—	—	—	—	—	(241.0)	(241.0)
Issuance of restricted stock and stock options exercised, net	71,988	—	0.1	—	—	—	—	0.1
Taxes related to the net share settlement of equity awards	—	—	(0.3)	—	—	—	—	(0.3)
Share-based compensation expense	—	—	39.2	—	—	—	—	39.2
Issuance of common stock	89,374	—	0.8	—	—	—	—	0.8
Cash dividends declared, $0.12 per common share	—	—	—	(147.4)	—	—	—	(147.4)
Balance at June 30, 2023	1,220,385,566	$12.2	$18,719.4	$5,369.1	21,239,521	$(251.8)	$(3,005.6)	$20,843.3

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	488.7	—	—	—	488.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(244.4)	(244.4)
Issuance of restricted stock and stock options exercised, net	6,422,573	0.1	3.7	—	—	—	—	3.8
Taxes related to the net share settlement of equity awards	—	—	(19.7)	—	—	—	—	(19.7)
Share-based compensation expense	—	—	81.8	—	—	—	—	81.8
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Issuance of common stock	169,762	—	1.7	—	—	—	—	1.7
Cash dividends declared, $0.24 per common share	—	—	—	(295.2)	—	—	—	(295.2)
Other	—	—	6.1	—	—	—	—	6.1
Balance at June 30, 2023	1,220,385,566	$12.2	$18,719.4	$5,369.1	21,239,521	$(251.8)	$(3,005.6)	$20,843.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(212.5)	$488.7
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,477.3	1,416.7
Share-based compensation expense	81.4	81.8
Deferred income tax benefit	(206.3)	(94.9)
Loss on disposal of business	188.4	—
Acquired IPR&D	(12.7)	10.2
Other non-cash items	76.1	42.9
Litigation settlements and other contingencies, net	214.0	(6.3)
Changes in operating assets and liabilities:
Accounts receivable	32.6	69.2
Inventories	(558.8)	(266.5)
Accounts payable	56.3	192.7
Income taxes	18.7	(22.1)
Other operating assets and liabilities, net	(160.8)	(416.1)
Net cash provided by operating activities	993.7	1,496.3
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(350.0)	(667.7)
Capital expenditures	(108.6)	(115.6)
Purchase of marketable securities	(13.3)	(16.6)
Proceeds from the sale of marketable securities	13.3	16.6
Payments for product rights and other, net	(11.7)	(55.9)
Refunds (purchases) of IPR&D	12.7	(10.2)
Proceeds from sale of assets and subsidiaries	677.7	—
Proceeds from the sale of property, plant and equipment	1.4	13.1
Net cash provided by (used in) investing activities	221.5	(836.3)
Cash flows from financing activities:
Payments of long-term debt	(801.7)	(750.1)
Purchase of common stock	(250.0)	(250.0)
Change in short-term borrowings, net	—	23.1
Taxes paid related to net share settlement of equity awards	(32.1)	(30.0)
Contingent consideration payments	(31.5)	(8.4)
Cash dividends paid	(288.3)	(287.7)
Non-contingent payments for product rights	—	(9.7)
Issuance of common stock	1.3	1.7
Other items, net	128.8	32.9
Net cash used in financing activities	(1,273.5)	(1,278.2)
Effect on cash of changes in exchange rates	(16.8)	(12.9)
Net decrease in cash, cash equivalents and restricted cash	(75.1)	(631.1)
Cash, cash equivalents and restricted cash — beginning of period	993.6	1,262.5
Cash, cash equivalents and restricted cash — end of period	$918.5	$631.4
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
The interim results of operations and comprehensive loss for the three and six months ended June 30, 2024, and cash flows for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period condensed consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $10.2 million for the six months ended June 30, 2023.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and six months ended June 30, 2024 and 2023, respectively:

(In millions)	Three Months Ended June 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,233.8	$535.7	$198.4	$395.2	$2,363.1
Generics	1,085.4	3.3	151.2	182.9	1,422.8
Total Viatris	$2,319.2	$539.0	$349.6	$578.1	$3,785.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Six Months Ended June 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,412.6	$1,077.5	$382.5	$799.6	$4,672.2
Generics	2,072.0	5.4	284.9	404.9	2,767.2
Total Viatris	$4,484.6	$1,082.9	$667.4	$1,204.5	$7,439.4

(In millions)	Three Months Ended June 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,300.2	$530.5	$207.4	$406.6	$2,444.7
Generics	1,053.6	1.6	168.1	241.5	1,464.8
Total Viatris	$2,353.8	$532.1	$375.5	$648.1	$3,909.5

(In millions)	Six Months Ended June 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,532.2	$1,092.9	$397.7	$842.2	$4,865.0
Generics	1,992.0	3.8	320.0	447.8	2,763.6
Total Viatris	$4,524.2	$1,096.7	$717.7	$1,290.0	$7,628.6
___________
(a)Amounts for the three and six months ended June 30, 2024 include the impact of foreign currency translations and divested businesses compared to the prior year period.
(b)Complex Gx, which were previously presented as a separate line item in the prior year period, are now included within Generics. Reclassifications were made to prior periods to conform to the current period presentation.

The following table presents net sales on a consolidated basis for select key products for the three and six months ended June 30, 2024 and 2023, respectively:

	Three months ended June 30,		Six months ended June 30, 2024
(In millions)	2024	2023	2024	2023
Select Key Global Products
Lipitor ®	$348.4	$380.0	$737.3	$797.9
Norvasc ®	161.9	182.4	338.2	385.1
Lyrica ®	124.3	137.1	238.5	281.4
EpiPen® Auto-Injectors	115.5	127.5	195.7	223.3
Viagra ®	106.1	111.0	206.8	226.0
Creon ®	78.2	74.1	153.2	146.8
Celebrex ®	72.2	82.0	144.4	170.8
Effexor ®	62.7	64.8	122.1	129.4
Zoloft ®	58.9	54.5	116.9	111.0
Xalabrands	45.6	50.4	88.1	97.1

Select Key Segment Products
Dymista ®	$55.0	$57.7	$103.2	$110.9
Yupelri ®	54.5	55.0	109.7	102.0
Amitiza ®	36.9	41.5	69.9	78.1
Xanax ®	35.4	51.8	69.9	91.5
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(c)Amounts for the three and six months ended June 30, 2024 include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Gross sales	$6,383.9	$6,519.0	$12,558.5	$12,792.0
Gross to net adjustments:
Chargebacks	(1,282.6)	(1,374.2)	(2,526.8)	(2,724.9)
Rebates, promotional programs and other sales allowances	(1,040.5)	(961.0)	(2,088.8)	(1,953.2)
Returns	(70.1)	(68.3)	(130.4)	(118.7)
Governmental rebate programs	(204.8)	(206.0)	(373.1)	(366.6)
Total gross to net adjustments	$(2,598.0)	$(2,609.5)	$(5,119.1)	$(5,163.4)
Net sales	$3,785.9	$3,909.5	$7,439.4	$7,628.6
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2024. Such allowances were comprised of the following at June 30, 2024 and December 31, 2023, respectively:

(In millions)	June 30, 2024	December 31, 2023
Accounts receivable, net	$1,552.9	$1,483.6
Other current liabilities	994.1	996.3
Total	$2,547.0	$2,479.9
Accounts receivable, net was comprised of the following at June 30, 2024 and December 31, 2023, respectively:

(In millions)	June 30, 2024	December 31, 2023
Trade receivables, net	$2,684.4	$2,823.8
Other receivables	882.5	876.6
Accounts receivable, net	$3,566.9	$3,700.4
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $59.8 million and $30.8 million of accounts receivable as of June 30, 2024 and December 31, 2023, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of June 30, 2024 and December 31, 2023, we have assigned and derecognized approximately $375.2 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
3.Recent Accounting Pronouncements
Accounting Standards and Disclosure Rules Issued Not Yet Adopted
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The Final Rules will also require disclosure outside of the financial statements of material scope 1 and scope 2 greenhouse gas emissions, among other climate-related disclosures. The disclosure requirements of the Final Rules will begin phasing in for the Company for fiscal year 2025. In April 2024, the SEC stayed the effectiveness of the Final Rules. The Company is currently assessing the impact of the new rules on its consolidated financial statements and disclosures.

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

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the six months ended June 30, 2024, the Company incurred acquisition-related costs of approximately $3.9 million, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
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
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and six months ended June 30, 2024 and 2023.

5.Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The OTC, API and women’s healthcare businesses are deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities include an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers have entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, as necessary.

During the three months ended June 30, 2024 and 2023, the Company recognized TSA income related to the divestitures of approximately $6.0 million and $46.9 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized TSA income related to the divestitures of approximately $19.5 million and $92.6 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business to Insud Pharma, S. L., a leading Spanish multinational pharmaceutical company. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction includes two manufacturing facilities in India. Assets and liabilities associated with the women’s healthcare business divested were classified as held for sale in the consolidated balance sheet as of December 31, 2023. The transaction closed in March 2024 and upon closing, the Company recognized a pre-tax gain on sale of approximately $80.8 million in that quarter for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill). The gain was recorded as a component of Other Expense (Income), Net in the condensed consolidated statement of operations during the six months ended June 30, 2024.

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

OTC
On October 1, 2023, Viatris received an offer from Cooper Consumer Health SAS, a leading European OTC drug manufacturer and distributor, for Viatris to divest its OTC Business, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. In January 2024, we exercised our option to accept the offer in the OTC Transaction and entered into a definitive transaction agreement with respect to such OTC Transaction. The Company retained the rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products) and select OTC products in certain markets. The OTC Transaction closed on July 3, 2024.

The OTC Business divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. Upon classification as held for sale in the fourth quarter of 2023, we recognized a total charge of approximately $734.7 million, which was comprised of a goodwill impairment charge of approximately $580.1 million (recorded as a component of SG&A expense), and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Income, Net) in the consolidated statement of operations. During the three and six months ended June 30, 2024, the Company recorded an additional pre-tax charge of approximately $247.6 million to further write down the disposal group to fair value, less cost to sell. The additional charge was recorded as a component of Other Expense (Income), Net in the condensed consolidated statement of operations, and was primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction related adjustments on the estimated proceeds.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to Matrix Pharma Private Limited, a privately held pharmaceutical company based in India. The transaction includes three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris will retain some selective R&D capabilities in API. The transaction closed in June 2024. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023. During the three and six months ended June 30, 2024, the Company recognized a pre-tax charge of approximately $7.0 million and $17.4 million, respectively, to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Expense (Income), Net) in the condensed consolidated statement of operations.

Upjohn Distributor Markets
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. Upon classification as held for sale, the Company recognized a total charge of $374.2 million in 2022, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the three and six months ended June 30, 2023, the Company recorded additional charges of $10.0 million and $19.2 million, respectively. During the six months ended June 30, 2023, the Company additionally recorded an intangible asset charge of $32.0 million to write down the disposal group to fair value, less cost to sell. Total charges during the year ended December 31, 2023 amounted to $136.4 million, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Income, Net. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and 2024, and the remaining transactions are expected to be completed during 2024. If the remaining transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Biocon Biologics Transaction
On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. During the three months ended June 30, 2024 and 2023, the Company recorded a gain of $282.4 million and $28.9 million, respectively, and during the six months ended June 30, 2024 and 2023, the Company recognized a gain of $329.3 million and $31.5 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The increase is primarily related to changes in certain market factors, including Biocon’s share price. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets, and gains and losses recorded as a result of remeasuring the CCPS in Biocon Biologics to fair value are recorded as a component of Other Expense (Income), Net. The fair value is reassessed quarterly. Refer to Note 11 Financial Instruments and Risk Management for further discussion. Viatris received $145 million during the six months ended June 30, 2024. In addition, Viatris and Biocon Biologics have agreed to a closing working capital target of $250 million, of which $220 million was paid during 2023. Viatris and Biocon Biologics have tentatively agreed to offset certain amounts due between the parties, including the remaining working capital target amount. The Company is entitled to an additional $160 million in cash payments in the fourth quarter of 2024 as deferred consideration pursuant to the terms of the Biocon Agreement. Refer to Note 8 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

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

Assets and Liabilities Held for Sale
Assets and liabilities held for sale consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Assets held for sale
Accounts receivable, net	$(2.8)	$112.1
Inventories	136.6	422.4
Prepaid expenses and other current assets	1.9	7.5
Property, plant and equipment, net	46.3	262.2
Intangible assets, net	1,821.3	1,946.0
Goodwill	—	188.0
Other assets	—	5.1
Valuation allowance on assets held for sale	(394.4)	(157.3)
Total assets held for sale	$1,608.9	$2,786.0

Liabilities held for sale
Accounts payable	$11.1	$137.4
Other current liabilities	10.4	35.3
Deferred income tax liability	0.4	77.2
Other long-term obligations	10.9	25.2
Total liabilities held for sale	$32.8	$275.1

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
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2023	4,159,333	$37.41
Exercised	(49,222)	7.02
Forfeited	(531,407)	$49.75
Outstanding at June 30, 2024	3,578,704	$36.03
Vested and expected to vest at June 30, 2024	3,566,869	$36.12
Exercisable at June 30, 2024	3,491,381	$36.70
As of June 30, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 3.6 years, 3.5 years and 3.4 years, respectively. Also, at June 30, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had aggregate intrinsic values of $0.4 million, $0.3 million, and $0.2 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2023 to June 30, 2024 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	31,096,783	$11.20
Granted	13,842,443	12.33
Released	(11,101,232)	11.89
Forfeited	(3,280,961)	11.00
Nonvested at June 30, 2024	30,557,033	$11.48
As of June 30, 2024, the Company had $239.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the six months ended June 30, 2024 and 2023 was $137.9 million and $101.6 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Service cost	$7.8	$7.1	$15.7	$14.2
Interest cost	16.7	18.2	33.3	36.5
Expected return on plan assets	(16.9)	(16.4)	(33.8)	(32.8)
Amortization of prior service costs	0.6	—	1.1	—
Recognized net actuarial gains	(4.2)	(5.0)	(8.5)	(10.0)
Other	—	4.4	—	4.4
Net periodic benefit cost	$4.0	$8.3	$7.8	$12.3
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

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$917.2	$991.9	$629.2
Restricted cash, included in prepaid expenses and other current assets	1.3	1.7	2.2
Cash, cash equivalents and restricted cash	$918.5	$993.6	$631.4

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Inventories

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$1,246.3	$731.7
Work in process	576.5	602.1
Finished goods	2,119.3	2,135.9
Inventories	$3,942.1	$3,469.7
Prepaid expenses and other current assets

(In millions)	June 30, 2024	December 31, 2023
Prepaid expenses	$161.8	$155.9
Deferred consideration due from Biocon Biologics	155.8	321.2
Available-for-sale fixed income securities	38.3	37.0
Fair value of financial instruments	134.4	106.2
Equity securities	52.5	49.3
Deferred charge for taxes on intercompany profit	648.4	747.3
Income tax receivable	295.6	340.2
Other current assets	270.2	271.0
Prepaid expenses and other current assets	$1,757.0	$2,028.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2024	December 31, 2023
Machinery and equipment	$2,752.0	$2,774.5
Buildings and improvements	1,443.1	1,444.4
Construction in progress	404.9	431.2
Land and improvements	114.8	120.2
Gross property, plant and equipment	4,714.8	4,770.3
Accumulated depreciation	2,052.2	2,010.7
Property, plant and equipment, net	$2,662.6	$2,759.6
Other assets

(In millions)	June 30, 2024	December 31, 2023
Non-marketable equity investments	$132.1	$165.7
CCPS in Biocon Biologics	1,305.6	976.3
Operating lease right-of-use assets	273.4	245.6
Other long-term assets	734.0	821.1
Other assets	$2,445.1	$2,208.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Accounts payable

(In millions)	June 30, 2024	December 31, 2023
Trade accounts payable	$1,382.5	$1,381.4
Other payables	575.0	556.8
Accounts payable	$1,957.5	$1,938.2
Other current liabilities

(In millions)	June 30, 2024	December 31, 2023
Accrued sales allowances	$994.1	$996.3
Legal and professional accruals, including litigation accruals	453.0	244.0
Payroll and employee benefit liabilities	596.7	844.5
Contingent consideration	53.2	76.1
Accrued restructuring	29.4	36.4
Accrued interest	61.2	66.8
Fair value of financial instruments	47.6	124.6
Operating lease liability	88.4	83.0
Other	910.2	922.2
Other current liabilities	$3,233.8	$3,393.9
Other long-term obligations

(In millions)	June 30, 2024	December 31, 2023
Employee benefit liabilities	$487.6	$504.3
Contingent consideration (1)	461.3	139.0
Tax related items, including contingencies	357.0	399.3
Operating lease liability	191.9	165.4
Accrued restructuring	60.9	59.2
Other	237.1	249.7
Other long-term obligations	$1,795.8	$1,516.9
(1)    Balance as of June 30, 2024 includes $353.0 million related to the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.
9.(Loss) Earnings per Share
Basic (loss) earnings per share is computed by dividing net (loss) earnings attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(326.4)	$264.0	$(212.5)	$488.7
Shares (denominator):
Weighted average shares outstanding	1,191.1	1,199.0	1,193.1	1,200.8
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.27)	$0.22	$(0.18)	$0.41

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(326.4)	$264.0	$(212.5)	$488.7
Shares (denominator):
Weighted average shares outstanding	1,191.1	1,199.0	1,193.1	1,200.8
Share-based awards	—	4.5	—	3.8
Total dilutive shares outstanding	1,191.1	1,203.5	1,193.1	1,204.6
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.27)	$0.22	$(0.18)	$0.41
Additional stock awards and Restricted Stock Awards were outstanding during the three and six months ended June 30, 2024 and 2023, but were not included in the computation of diluted (loss) earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares at June 30, 2024 also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 23.2 million shares and 22.7 million shares for the three and six months ended June 30, 2024, respectively, and 24.2 million shares and 19.0 million shares for the three and six months ended June 30, 2023, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2024 and June 14, 2024. On August 5, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on September 13, 2024 to shareholders of record as of the close of business on August 23, 2024. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the six months ended June 30, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million, and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of June 30, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2023:	7,107.4	932.8	645.7	1,181.2	9,867.1
Acquisitions	19.5	—	—	—	19.5
Impairment	—	—	(321.0)	—	(321.0)
Foreign currency translation	(180.5)	(9.1)	(31.7)	(18.4)	(239.7)
Balance at June 30, 2024:	$6,946.4	$923.7	$293.0	$1,162.8	$9,325.9
____________
(1)Balances as of June 30, 2024 and December 31, 2023 include an accumulated impairment loss of $929.0 million.
(2)Balances as of June 30, 2024 and December 31, 2023 include an accumulated impairment loss of $351.0 million and $30.0 million, respectively.
(3)Balances as of June 30, 2024 and December 31, 2023 include an accumulated impairment loss of $124.0 million.
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed the annual goodwill impairment test as of April 1, 2024.
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

When compared to the prior year’s annual goodwill impairment test completed on April 1, 2023, due to certain macroeconomic conditions, the Company has experienced fluctuations in foreign exchange rates in certain international markets, combined with an increase in market interest rates. These conditions impacted all reporting units, with the most significant impact in JANZ and Emerging Markets. The impact in the other reporting units was offset by changes in other discount rate assumptions.

As of April 1, 2024, the allocation of the Company’s total goodwill was as follows: North America $3.12 billion, Europe $3.86 billion, Emerging Markets $1.17 billion, JANZ $0.62 billion and Greater China $0.93 billion.
In conjunction with its annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit, which was recorded within SG&A in the condensed consolidated statement of operations. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.

For the JANZ reporting unit at April 1, 2024, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.3%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.0% and the estimated tax rate was 30.3%.
Following the goodwill impairment charge recorded in the JANZ reporting unit, the carrying value of the reporting unit was equal to its estimated fair value as of April 1, 2024. If market conditions or the projected results were to change materially, it may be necessary to record further impairment charges to the JANZ reporting unit in future periods.
As of April 1, 2024, the Company determined that the fair values of the North America, Greater China, and Emerging Markets reporting units were substantially in excess of the respective unit’s carrying value.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $882 million or 7.9% for the annual goodwill impairment test. As it relates to the discounted cash flow approach for the Europe reporting unit at April 1, 2024, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 2.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.0% and the estimated tax rate was 15.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 1.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Europe reporting unit.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Intangible Assets, Net
Intangible assets consist of the following components at June 30, 2024 and December 31, 2023:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2024
Product rights, licenses and other (1)	13	$33,753.0	$16,226.1	$17,526.9
In-process research and development		892.1	—	892.1
		$34,645.1	$16,226.1	$18,419.0
December 31, 2023
Product rights, licenses and other (1)	13	$34,178.1	$15,316.4	$18,861.7
In-process research and development		319.4	—	319.4
		$34,497.5	$15,316.4	$19,181.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.
During the six months ended June 30, 2024, the Company recorded IPR&D of approximately $675.0 million as part of the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Intangible asset amortization expense	$597.2	$591.2	$1,198.2	$1,194.5
Intangible asset disposal & impairment charges	—	—	—	32.0
IPR&D intangible asset impairment charges	102.0	—	102.0	—
Total intangible asset amortization expense (including disposal & impairment charges)	$699.2	$591.2	$1,300.2	$1,226.5
In the second quarter of 2024, the Company concluded that one of its IPR&D assets was fully impaired due to unfavorable clinical results and the termination of the development program.
During the six months ended June 30, 2023, the Company recognized an intangible asset charge of approximately $32.0 million, which was recorded within Cost of Sales in the condensed consolidated statement of operations, to write down the disposal group to fair value, less cost to sell, related to our commercialization rights in the Upjohn Distributor Markets, which were classified as held for sale. Refer to Note 5 Divestitures for additional information.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible asset amortization expense over the remainder of 2024 and for the years ending December 31, 2025 through 2028 is estimated to be as follows:

(In millions)
2024	$1,169
2025	2,261
2026	2,213
2027	1,993
2028	1,758

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	June 30, 2024	December 31, 2023
2.250% Euro Senior Notes due 2024	€1,000.0	€1,000.0	€1,000.0
1.023% Euro Senior Notes due 2024 (1)	750.0	—	750.0
2.125% Euro Senior Notes due 2025	500.0	500.0	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts	1,100.0	1,100.0	500.0
Euro Total	€6,200.0	€5,450.0	€5,600.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)The Euro Senior Notes were repaid at maturity during the second quarter of 2024.
At June 30, 2024, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $248.6 million.
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Euro 500 million with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Yen- and Euro-functional currency subsidiaries. All changes in the fair value of these derivative instruments, which are designated as net investment hedges, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of these changes related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows.
During the fourth quarter of 2023, the Company executed foreign currency forward contracts with notional amounts totaling Euro 500 million. During the second quarter of 2024, the Company executed additional foreign currency forward contracts with notional amounts totaling Euro 600 million. The transactions hedge a portion of the Company’s net investment in certain Euro functional currency subsidiaries. The contracts have been designated as a net investment hedge. The contracts matured in July 2024.
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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	June 30, 2024 Fair Value	December 31, 2023 Fair Value	Balance Sheet Location	June 30, 2024 Fair Value	December 31, 2023 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$11.2	$—	Other current liabilities	$0.5	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	34.1	17.5	Other current liabilities	3.0	35.8
Total derivatives designated as hedges		45.3	17.5		3.5	35.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	89.1	88.7	Other current liabilities	44.1	88.8
Total derivatives not designated as hedges		89.1	88.7		44.1	88.8
Total derivatives		$134.4	$106.2		$47.6	$124.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended June 30,
(In millions)	Location of Gain/(Loss)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$12.9	$32.4	$10.0	$7.8
Interest rate swaps	Interest expense (3)	—	—	(1.3)	(0.9)	(1.6)	(1.1)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	2.6	—	5.1	—	—	—
Foreign currency forward contracts		—	—	3.3	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	45.1	(10.1)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	68.9	(31.4)	—	—	—	—
Total		$71.5	$(31.4)	$65.1	$21.4	$8.4	$6.7

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Six months ended June 30,
(In millions)	Location of Gain/(Loss)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$37.7	$43.5	$16.6	$16.7
Interest rate swaps	Interest expense (3)	—	—	(2.5)	(1.8)	(3.2)	(2.3)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	3.8	—	10.0	—	—	—
Foreign currency forward contracts		—	—	14.0	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	162.1	(62.0)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	46.1	13.2	—	—	—	—
Total		$49.9	$13.2	$221.3	$(20.3)	$13.4	$14.4
____________
(1)At June 30, 2024, the Company expects that approximately $10.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2024			December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$476.7	$—	$—	$651.4	$—	$—
Total cash equivalents	476.7	—	—	651.4	—	—
Equity securities:
Exchange traded funds	52.3	—	—	49.1	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	52.5	—	—	49.3	—	—
CCPS in Biocon Biologics	—	—	1,305.6	—	—	976.3
Available-for-sale fixed income investments:
Corporate bonds	—	15.2	—	—	15.9	—
U.S. Treasuries	—	13.4	—	—	11.2	—
Agency mortgage-backed securities	—	3.4	—	—	4.6	—
Asset backed securities	—	4.7	—	—	5.1	—
Other	—	1.6	—	—	0.2	—
Total available-for-sale fixed income investments	—	38.3	—	—	37.0	—
Foreign exchange derivative assets	—	123.2	—	—	106.2	—
Interest rate swap derivative assets	—	11.2	—	—	—	—
Total assets at recurring fair value measurement	$529.2	$172.7	$1,305.6	$700.7	$143.2	$976.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$47.1	$—	$—	$124.6	$—
Interest rate swap derivative liabilities	—	0.5	—	—	—	—
Contingent consideration	—	—	514.5	—	—	215.1
Total liabilities at recurring fair value measurement	$—	$47.6	$514.5	$—	$124.6	$215.1

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
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense (Income), Net in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense (Income), Net in the condensed consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the condensed consolidated statements of operations for that period.
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
Contingent Consideration
As of June 30, 2024, the Company had a contingent consideration liability of $353.0 million related to the Idorsia Transaction. As of June 30, 2024 and December 31, 2023, the Company had a contingent consideration liability of $159.7 million and $177.6 million, respectively, related to the Respiratory Delivery Platform, and as of December 31, 2023, the Company had a contingent consideration liability of $15.8 million related to the Biocon Biologics Transaction. Refer to Note 5 Divestitures for additional information. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At June 30, 2024, discount rates ranging from 9.0% to 19.0%, and at December 31, 2023, discount rates ranging from 6.4% and 8.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2023 to June 30, 2024 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2023	$76.1	$139.0	$215.1
Acquisition	—	345.0	345.0
Payments	(72.6)	—	(72.6)
Reclassifications	49.7	(49.7)	—
Accretion	—	25.4	25.4
Fair value loss (3)	—	1.6	1.6
Balance at June 30, 2024	$53.2	$461.3	$514.5
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of June 30, 2024	June 30, 2024	December 31, 2023
Current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	1,071.1	1,103.5
2024 Euro Senior Notes (a) ****	1.023%	—	831.5
2025 Euro Senior Notes *	2.125%	535.5	—
2025 Senior Notes ***	1.650%	753.8	—
Other		0.5	0.4
Deferred financing fees		(0.8)	(0.7)
Current portion of long-term debt		$2,360.1	$1,934.7

Non-current portion of long-term debt:
2025 Euro Senior Notes *	2.125%	—	551.7
2025 Senior Notes ***	1.650%	—	755.7
2026 Senior Notes **	3.950%	2,246.1	2,245.1
2027 Euro Senior Notes ****	1.362%	934.6	967.2
2027 Senior Notes ***	2.300%	767.0	769.8
2028 Euro Senior Notes **	3.125%	800.1	824.1
2028 Senior Notes *	4.550%	749.2	749.1
2030 Senior Notes ***	2.700%	1,501.0	1,505.0
2032 Euro Senior Notes ****	1.908%	1,429.4	1,478.4
2040 Senior Notes ***	3.850%	1,640.6	1,644.0
2043 Senior Notes *	5.400%	497.5	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.8
2050 Senior Notes ***	4.000%	2,194.0	2,196.3
YEN Term Loan Facility	Variable	248.6	283.6
Other		2.1	2.4
Deferred financing fees		(26.8)	(29.5)
Long-term debt		$14,731.2	$16,188.1
____________
(a)    The 2024 Euro Senior Notes were repaid at maturity in the second quarter of 2024.
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

At June 30, 2024 and December 31, 2023, the aggregate fair value of the Company’s outstanding notes was approximately $14.22 billion and $15.25 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2024 were as follows for each of the periods ending December 31:

(In millions)	Total
2024	$1,071
2025	1,286
2026	2,499
2027	1,661
2028	1,553
Thereafter	8,539
Total	$16,609
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2024	December 31, 2023
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(1.4)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	261.7	271.4
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	20.2	(8.0)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	423.2	237.1
Foreign currency translation adjustment	(3,678.9)	(3,246.7)
	$(2,975.2)	$(2,747.4)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2024 and 2023:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2024, net of tax			$13.6	$369.6	$(1.4)	$266.4	$(3,589.2)	$(2,941.0)
Other comprehensive earnings (loss) before reclassifications, before tax			17.1	68.4	—	(2.0)	(89.7)	(6.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.0)		(10.0)					(10.0)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Amortization of prior service costs included in SG&A						0.6		0.6
Amortization of actuarial gain included in SG&A						(4.2)		(4.2)
Net other comprehensive earnings (loss), before tax			8.7	68.4	—	(5.6)	(89.7)	(18.2)
Income tax provision (benefit)			2.1	14.8	—	(0.9)	—	16.0
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			50.8	237.5	(0.3)	(4.4)	(432.2)	(148.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(16.6)		(16.6)					(16.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.2	3.2					3.2
Amortization of prior service costs included in SG&A						1.1		1.1
Amortization of actuarial gain included in SG&A						(8.5)		(8.5)
Net other comprehensive earnings (loss), before tax			37.4	237.5	(0.3)	(11.8)	(432.2)	(169.4)
Income tax provision (benefit)			9.2	51.4	(0.1)	(2.1)	—	58.4
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2023, net of tax			$(16.8)	$325.1	$(1.6)	$269.3	$(3,340.6)	$(2,764.6)
Other comprehensive earnings (loss) before reclassifications, before tax			43.5	(12.8)	0.2	3.8	(254.1)	(219.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(7.8)		(7.8)					(7.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.1	1.1					1.1
Gain on divestiture of defined pension plan included in SG&A						(5.6)		(5.6)
Amortization of actuarial gain included in SG&A						(5.0)		(5.0)
Net other comprehensive earnings (loss), before tax			36.8	(12.8)	0.2	(6.8)	(254.1)	(236.7)
Income tax provision (benefit)			9.1	(2.7)	(0.1)	(2.0)	—	4.3
Balance at June 30, 2023, net of tax			$10.9	$315.0	$(1.3)	$264.5	$(3,594.7)	$(3,005.6)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			54.0	(79.0)	1.1	10.1	(208.8)	(222.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(16.7)		(16.7)					(16.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.3	2.3					2.3
Gain on divestiture of defined pension plan included in SG&A						(5.6)		(5.6)
Amortization of actuarial gain included in SG&A						(10.0)		(10.0)
Net other comprehensive earnings (loss), before tax			39.6	(79.0)	1.1	(5.5)	(208.8)	(252.6)
Income tax provision (benefit)			10.2	(17.0)	0.1	(1.5)	—	(8.2)
Balance at June 30, 2023, net of tax			$10.9	$315.0	$(1.3)	$264.5	$(3,594.7)	$(3,005.6)

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

	Net Sales		Segment Profitability
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
Developed Markets	$2,319.2	$2,353.8	$1,007.7	$1,059.7
Greater China	539.0	532.1	349.4	349.7
JANZ	349.6	375.5	101.3	131.6
Emerging Markets	578.1	648.1	232.7	276.9
Total reportable segments	$3,785.9	$3,909.5	$1,691.1	$1,817.9

Reconciling items:
Intangible asset amortization expense			(597.2)	(591.2)
Intangible asset disposal & impairment charges			(102.0)	—
Impairment of goodwill			(321.0)	—
Globally managed research and development costs			(204.1)	(208.3)
Acquired IPR&D			7.8	(10.2)
Litigation settlements & other contingencies			(131.0)	11.0
Transaction related and other special items			(196.4)	(234.6)
Corporate and other unallocated			(387.1)	(415.4)
(Loss) earnings from operations			$(239.9)	$369.2

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Six months ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
Developed Markets	$4,484.6	$4,524.2	$1,921.0	$1,998.4
Greater China	1,082.9	1,096.7	715.7	744.0
JANZ	667.4	717.7	188.6	262.1
Emerging Markets	1,204.5	1,290.0	512.2	589.9
Total reportable segments	$7,439.4	$7,628.6	$3,337.5	$3,594.4

Reconciling items:
Intangible asset amortization expense			(1,198.2)	(1,194.5)
Intangible asset disposal & impairment charges			(102.0)	(32.0)
Impairment of goodwill			(321.0)	—
Globally managed research and development costs			(403.8)	(391.2)
Acquired IPR&D			1.7	(10.2)
Litigation settlements & other contingencies			(207.8)	10.4
Transaction related and other special items			(398.7)	(413.1)
Corporate and other unallocated			(743.7)	(794.8)
(Loss) earnings from operations			$(36.0)	$769.0

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
Our potential maximum development milestones not accrued for at June 30, 2024 totaled approximately $407 million. We estimate that the amounts that may be paid through the end of 2024 to be approximately $8 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of June 30, 2024, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement, which is expected during 2024. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during the fourth quarter of 2023.
During the first quarter of 2024, the Company was informed that Mapi received a Complete Response Letter (“CRL”) regarding the NDA for GA Depot 40 mg from the FDA. The Companies are reviewing the content of the CRL and will be determining the appropriate next steps.
The Company holds investments in preferred shares of Mapi that are accounted for at cost, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. During the second quarter of 2023, the Company made an additional investment of $30.0 million in preferred shares of Mapi. The preferred shares are convertible on a one-to-one basis into Mapi ordinary shares at Viatris’ option. The Company recognized a gain of $45.6 million during the second quarter of 2023 as a result of remeasuring our pre-existing equity interest in Mapi, which was recorded as a component of Other Expense (Income), Net in the condensed consolidated statements of operations. The Company has determined that Mapi represents a variable interest entity (“VIE”), but has concluded that Viatris is not the primary beneficiary of Mapi as we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we have not consolidated Mapi’s results of operations and financial position into our condensed consolidated financial statements.

As of each of June 30, 2024 and December 31, 2023, our condensed consolidated balance sheets included, within Other Assets, $132.1 million related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million, and within Prepaid Expenses and Other Current Assets, $52.5 million related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances.

There have been no other significant changes to our licensing and other partner agreements as disclosed in our 2023 Form 10-K.

16.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in either 2023 or 2024 based on enacted law and regulatory guidance; however, our CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that the impact of the Pillar Two Rules in the countries that have enacted such rules effective January 1, 2024, is not material to our results of operations for the three and six months ended June 30, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, we do not expect Pillar Two Rules to have a significant impact on the 2024 financial results.

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
In Australia, the tax authorities issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2020 and we commenced litigation in the Australian Federal Court challenging those decisions. A trial took place in October 2023 and on March 20, 2024, the Court issued a decision in favor of the Company. The tax authorities did not appeal the Court decision. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation, which has been refunded.

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

In 2020, the Swedish Tax Authorities (“STA”) asserted an underpayment of tax against Meda A.B. for the tax years 2014 to 2019. The claim was that profits earned by its Luxembourg subsidiary should have been attributed to Meda A.B. The Company appealed the STA’s assessment to the Administrative Court of Stockholm. On September 16, 2022, the Court ruled in favor of Meda A.B. that no tax was due. The STA appealed that decision. On April 10, 2024, the Administrative Court of Appeals overturned the lower Court’s ruling and issued a decision in favor of the STA upholding its original assessment. The amount due including interest and penalties is approximately $18.2 million, which was paid during the second quarter of 2024. The Company has filed a petition seeking review of the decision to the Supreme Administrative Court.

The Company has recorded a net reserve for uncertain tax positions of $239.3 million and $287.1 million, including interest and penalties, in connection with its international audits at June 30, 2024 and December 31, 2023, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.

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
EpiPen® Auto-Injector Litigation
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations concerning a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. Plaintiffs seek monetary damages, declaratory relief, attorneys’ fees and costs. A trial is currently scheduled to begin in July 2026.

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. These actions have been consolidated. Plaintiffs seek monetary damages, attorneys’ fees and costs. Class certification was denied.
In June 2024, the Company received a civil subpoena from the Attorney General of the State of Mississippi seeking information relating to the sales and/or marketing of EpiPen® Auto-Injector. The Company is fully cooperating with this request and has communicated with certain other State Attorneys General regarding related issues. The issues covered in the Mississippi subpoena and the communications with certain other States generally relate to issues from litigations and/or investigations that have been previously disclosed, including the indirect purchaser class action that was resolved in 2022.

The Company has a total accrual of approximately $5.5 million related to these matters at June 30, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
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
We had fully cooperated with these investigations, which we believe were related to a broader industry-wide investigation of the generic pharmaceutical industry. The Antitrust Division of the DOJ has advised that it no longer considers the Company, and its former President, a subject of its antitrust investigation. The Civil Division of the DOJ has also informed the Company that it does not expect to take any further actions in connection with its civil investigative demand.

Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products and class certification and summary judgment motions are pending.

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

The aforementioned complaints have now been transferred back to the U.S. District Court for the District of Connecticut.

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

The operative complaint is the third amended consolidated complaint, which was filed on June 17, 2019, and contains the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class has been certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs seek damages and costs and expenses, including attorneys’ fees and expert costs. On March 30, 2023, the Court dismissed all of Plaintiffs’ claims by granting Defendants’ motion for summary judgment and denying Plaintiffs’ cross-motion for partial summary judgment. Plaintiffs’ appeals to the U.S. Court of Appeals for the Second Circuit were rejected and the SDNY’s decision dismissing Plaintiffs’ claims was affirmed.

On April 30, 2017, a similar lawsuit was filed in the Tel Aviv District Court (Economic Division) in Israel (“Israel Litigation”), which had been stayed pending a decision in the SDNY Class Action Litigation. The Israel Litigation was dismissed by the Court.
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

On October 28, 2021, the Company and certain of its then officers and directors were named as defendants in a putative class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan shareholders who received Company common stock in connection with the Combination. A non-Viatris affiliated company and persons were also named as defendants. The complaint alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for purportedly failing to disclose or misrepresenting material information in the registration statement and related prospectus issued in connection with the Combination. On January 3, 2023, an amended complaint was filed naming the same defendants and alleging the same violations as the original complaint. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other equitable and injunctive relief. The Court has approved the settlement to fully resolve this matter.

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
On January 13, 2023, the Company received a civil subpoena from the Attorney General of the State of New York seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. Beginning in January 2024, the Company has received similar subpoenas from the Attorneys General of Alaska, Oregon, Utah, Maryland, and Louisiana. The Company is fully cooperating with these subpoena requests.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has accrued approximately $270 million in connection with the possible resolution of certain of these matters at June 30, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

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

The Company has accrued approximately €12.3 million as of June 30, 2024 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Perindopril

In 2014, the European Commission issued a decision finding that Les Laboratoires Servier (“Servier”), along with several generic companies, including the Company, had violated EU competition rules relating to various settlement agreements for perindopril. The settlement agreement involving the Company is a 2005 agreement entered into between Servier and Matrix Laboratories, Inc., which the Company acquired in 2007. After various appeals, the European Commission’s decision was upheld in June 2024. The Company satisfied its monetary obligation in 2014.

The Company has received a notice from an organization representing health insurers in the Netherlands stating an intention to commence follow-on litigation and asserting monetary damages. Also, bodies of national health authorities in England, Wales, Scotland, and Northern Ireland served a claim in the English High Court against Servier, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. Servier plans to seek to have all of the generic companies, including the Company, joined as defendants in this litigation.

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
The Company has accrued approximately $65.7 million as of June 30, 2024 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has approximately $5.1 million accrued related to its intellectual property matters at June 30, 2024. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. Beginning in February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, the U.S. District Court for the Middle District of North Carolina, and the U.S. District Court for the Eastern District of Pennsylvania asserting infringement of the patents by the generic companies. The actions filed in Delaware and North Carolina have been dismissed and the actions will proceed in New Jersey and Pennsylvania. The Company has entered into settlement agreements with Teva, Accord, Orbicular, and Lupin

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. Four ANDA filers remain in the litigation.

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

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $20 million accrued related to these various other legal proceedings at June 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2023 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three and six months ended June 30, 2024, and cash flows for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives, including but not limited to the Company’s two-phased strategic vision and potential, announced and completed divestitures, acquisitions or other transactions; the benefits and synergies of such divestitures, acquisitions, or other transactions, or restructuring programs; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, stock repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock the value of our unique global platform, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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
•with respect to divestitures, failure to realize the total transaction values or proceeds, including as a result of any purchase price adjustment or a failure to achieve any conditions to the payment of any contingent consideration;
•goodwill or impairment charges or other losses, including but not limited to related to the divestiture or sale of businesses or assets;
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
Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio is comprised of approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products. Following the completion of the previously announced divestitures, the Company operates approximately 30 manufacturing sites worldwide that produce oral solid doses, injectables, complex dosage forms and API, with a global workforce of approximately 33,000. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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

Refer to Note 4 Acquisitions and Other Transactions in Part I, Item 1 of this Form 10-Q for more information.

Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business is primarily related to our oral and injectable contraceptives and does not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. is excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries closed in December 2023 (other than in the U.K., which remains subject to regulatory approval), and the divestiture of the women’s healthcare business closed in March 2024. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and 2024, the divestiture of our API business in India closed in June 2024, and the OTC Transaction closed in July 2024.

Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the six months ended June 30, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of June 30, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

Financial Summary
The table below is a summary of the Company’s financial results for the three and six months ended June 30, 2024 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$3,796.6	$3,918.6	$(122.0)
Gross profit	1,445.4	1,608.6	(163.2)
(Loss) earnings from operations	(239.9)	369.2	(609.1)
Net (loss) earnings	(326.4)	264.0	(590.4)
Diluted (loss) earnings per share	$(0.27)	$0.22	$(0.49)

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$7,460.0	$7,647.7	$(187.7)
Gross profit	2,949.4	3,150.8	(201.4)
(Loss) earnings from operations	(36.0)	769.0	(805.0)
Net (loss) earnings	(212.5)	488.7	(701.2)
Diluted (loss) earnings per share	$(0.18)	$0.41	$(0.59)

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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted EBITDA, adjusted net earnings, and adjusted EPS (all of which are defined below) can be found in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Use of Non-GAAP Financial Measures.”

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended
	June 30,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,319.2	$2,353.8	(1)%	$15.7	$2,334.9	(1)%
Greater China	539.0	532.1	1%	19.0	558.0	5%
JANZ	349.6	375.5	(7)%	29.9	379.5	1%
Emerging Markets	578.1	648.1	(11)%	34.3	612.4	(6)%
Total net sales	$3,785.9	$3,909.5	(3)%	$98.9	$3,884.8	(1)%

Other revenues (3)	10.7	9.1	NM	—	10.7	NM
Consolidated total revenues (4)	$3,796.6	$3,918.6	(3)%	$98.9	$3,895.5	(1)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2024 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended June 30, 2024, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $5.9 million, $0.4 million, $0.2 million, and $4.2 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the three months ended June 30, 2024, Viatris reported total revenues of $3.80 billion, compared to $3.92 billion for the comparable prior year period, representing a decrease of $122.0 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.79 billion, compared to $3.91 billion for the comparable prior year period, representing a decrease of $123.6 million, or 3%. Other revenues for the current quarter were $10.7 million, compared to $9.1 million for the comparable prior year period.
The decrease in net sales was partially driven by the unfavorable impact of foreign currency translation of approximately $98.9 million, or 3%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in countries within the EU, Japan, China, and countries in Emerging Markets. Additionally, net sales decreased by approximately $109.2 million or 3% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. On a constant currency basis, net sales from the remaining business increased by approximately $84.5 million, or 2%, for the three months ended June 30, 2024 compared to the prior year period. The increase was driven by new product sales, primarily in the U.S., of approximately $209.9 million. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by base business erosion of approximately $125.4 million.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 34% for the three months ended June 30, 2024 and 2023, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $34.6 million or 1% during the three months ended June 30, 2024 when compared to the prior year period. The decrease was partially driven by the unfavorable impact of foreign currency translation of approximately $15.7 million, or 1%. Net sales also decreased by approximately $31.6 million or 1% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by $12.7 million or less than 1% when compared to the prior year period. New product sales, including Breyna™ in the U.S., combined with the stability of our existing product portfolio, helped to offset the anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector and Perforomist®, as a result of lower pricing and volumes due to additional competition and unfavorable channel dynamics. Net sales within North America totaled approximately $986.4 million and net sales within Europe totaled approximately $1.33 billion.

Greater China Segment
Net sales from Greater China increased by $6.9 million or 1% for the three months ended June 30, 2024 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $19.0 million, or 4%. Constant currency net sales increased by approximately $25.9 million or 5% when compared to the prior year period, driven by higher volumes of existing products. Divestitures did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ decreased by $25.9 million or 7% for the three months ended June 30, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $29.9 million, or 8%. Constant currency net sales increased by approximately $4.5 million, or 1%, when compared to the prior year period, driven primarily by new product sales in Australia and volume growth of our promoted brands in Japan. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition. Divestitures did not have a significant impact on the net sales for the current quarter.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $70.0 million or 11% for the three months ended June 30, 2024 when compared to the prior year period. This decrease was partially driven by the unfavorable impact of foreign currency translation of approximately $34.3 million, or 5%. In addition, net sales also decreased by approximately $77.1 million, or 12%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by $41.4 million, or 6% when compared to the prior year period, primarily driven by new products and higher volumes of existing products in certain Latin American, Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $2.31 billion for the three months ended June 30, 2023 to $2.35 billion for the three months ended June 30, 2024. The increase in cost of sales was driven by an IPR&D intangible asset impairment charge of $102.0 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information. This increase was partially offset by the impact of the decrease in net sales, including as a result of the divestitures that have closed during 2023 and 2024.
Gross profit for the three months ended June 30, 2024 was $1.45 billion and gross margins were 38%. For the three months ended June 30, 2023, gross profit was $1.61 billion and gross margins were 41%. This change in gross profit is primarily related to the decrease in net sales and the increase in cost of sales. Adjusted gross margins were approximately 58% for the three months ended June 30, 2024, compared to approximately 60% for the three months ended June 30, 2023.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is as follows:

	Three Months Ended
	June 30,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$2,351.2	$2,310.0
Deduct:
Purchase accounting amortization and other related items	(709.9)	(609.3)
Acquisition and divestiture-related costs	(17.0)	(7.6)
Restructuring related costs	(11.6)	(68.9)
Share-based compensation expense	(0.9)	(0.9)
Other special items	(19.1)	(36.4)
Adjusted cost of sales	$1,592.7	$1,586.9

Adjusted gross profit (a)	$2,203.9	$2,331.7

Adjusted gross margin (a)	58%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended June 30, 2024 was $204.1 million, compared to $208.3 million for the comparable prior year period, a decrease of $4.2 million due to the timing of clinical development programs.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.36 billion, compared to $1.03 billion for the comparable prior year period, an increase of $326.1 million. The increase was primarily due to a goodwill impairment charge of $321.0 million related to the JANZ reporting unit, and higher acquisition and divestiture-related costs of approximately $41.3 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information on the goodwill impairment charge.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended
	June 30,
(In millions)	2024	2023
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$(3.2)	$14.1
Litigation settlements, net	134.2	(25.1)
Total litigation settlements and other contingencies, net	$131.0	$(11.0)
Refer to Note 17 Litigation in Part I, Item 1 of this Form 10-Q for more information.

Interest Expense
Interest expense for the three months ended June 30, 2024 totaled $145.8 million, compared to $143.7 million for the three months ended June 30, 2023, an increase of $2.1 million. The increase is primarily due to the non-cash accretion of the contingent consideration liability related to the Idorsia Transaction, partially offset by lower interest expense as a result of debt repayments.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense (income), net for the three months ended June 30, 2024 totaled $6.1 million of expense, compared to $107.5 million of income for the three months ended June 30, 2023.

The decrease in other income, net was primarily driven by: (1) net loss on divestitures of approximately $258.8 million; and (2) lower TSA income of approximately $40.8 million as the prior year period included TSA income related to the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D. This decrease was partially offset by higher net gains of $174.2 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics.

Income Tax (Benefit) Provision
For the three months ended June 30, 2024, the Company recognized an income tax benefit of $65.4 million, compared to an income tax provision of $69.0 million for the comparable prior year period, a change of $134.4 million. The current year income tax provision was negatively impacted due to the goodwill impairment charge recorded in the second quarter of 2024, for which no tax benefit was realized. This was partially offset by a benefit related to the release of reserves for uncertain tax positions as a result of the favorable court decision in the Australian tax matter, and certain statute of limitations expirations. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended
	June 30,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$4,484.6	$4,524.2	(1)%	$1.7	$4,486.3	(1)%
Greater China	1,082.9	1,096.7	(1)%	40.5	1,123.4	2%
JANZ	667.4	717.7	(7)%	60.7	728.1	1%
Emerging Markets	1,204.5	1,290.0	(7)%	73.2	1,277.7	(1)%
Total net sales	$7,439.4	$7,628.6	(2)%	$176.1	$7,615.5	—%

Other revenues (3)	20.6	19.1	NM	—	20.6	NM
Consolidated total revenues (4)	$7,460.0	$7,647.7	(2)%	$176.1	$7,636.1	—%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2024 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the six months ended June 30, 2024, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $13.1 million, $0.4 million, $0.5 million, and $6.6 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the six months ended June 30, 2024, Viatris reported total revenues of $7.46 billion, compared to $7.65 billion for the comparable prior year period, representing a decrease of $187.7 million, or 2%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2024 were $7.44 billion, compared to $7.63 billion for the comparable prior year period, representing a decrease of $189.2 million, or 2%. Other revenues for the six months ended June 30, 2024 were $20.6 million, compared to $19.1 million for the comparable prior year period.
The decrease in net sales was driven by the unfavorable impact of foreign currency translation of approximately $176.1 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China, and countries in Emerging Markets. Additionally, net sales decreased by approximately $154.8 million or 2% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. On a constant currency basis, net sales from the remaining business increased by approximately $141.7 million, or 2%, for the six months ended June 30, 2024 compared to the prior year period. The increase was driven by new product sales, primarily in the U.S., of approximately $364.2 million. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by base business erosion of approximately $222.5 million.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 35% for the six months ended June 30, 2024 and 2023, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $39.6 million or 1% for the six months ended June 30, 2024 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $1.7 million. Net sales decreased by approximately $46.7 million or 1% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by approximately $8.8 million or less than 1% when compared to the prior year period. New product sales, including Breyna™ in the U.S., combined with the stability of our existing product portfolio, helped to offset the anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector and Perforomist®, as a result of lower pricing and volumes due to additional competition and unfavorable channel dynamics. Net sales within North America totaled approximately $1.88 billion and net sales within Europe totaled approximately $2.60 billion.

Greater China Segment
Net sales from Greater China decreased by $13.8 million or 1% for the six months ended June 30, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $40.5 million, or 4%. Constant currency net sales increased by approximately $26.7 million or 2% when compared to the prior year period, driven by higher volumes of existing products. Divestitures did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ decreased by $50.3 million or 7% for the six months ended June 30, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $60.7 million, or 8%. Constant currency net sales increased by approximately $11.0 million, or 2%, when compared to the prior year period, driven primarily by new product sales in Australia and volume growth of our promoted brands in Japan. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition. Divestitures did not have a significant impact on the net sales for the current quarter.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $85.5 million or 7% for the six months ended June 30, 2024 when compared to the prior year period. This decrease was driven by the unfavorable impact of foreign currency translation of approximately $73.2 million, or 6%. In addition, net sales also decreased by approximately $107.5 million, or 8%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by $95.2 million, or 7% when compared to the prior year period, primarily driven by new products and higher volumes of existing products in certain Latin American, Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $4.50 billion for the six months ended June 30, 2023 to $4.51 billion for the six months ended June 30, 2024. The increase in cost of sales was driven by an IPR&D intangible asset impairment charge of $102.0 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information. This increase was largely offset by the impact of the decrease in net sales, including as a result of the divestitures that have closed during 2023 and 2024.
Gross profit for the six months ended June 30, 2024 was $2.95 billion and gross margins were 40%. For the six months ended June 30, 2023, gross profit was $3.15 billion and gross margins were 41%. This change in gross profit is primarily related to the decrease in net sales and the increase in cost of sales. Adjusted gross margins were approximately 58% for the six months ended June 30, 2024, compared to approximately 60% for the six months ended June 30, 2023.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is as follows:

	Six Months Ended
	June 30,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$4,510.6	$4,496.9
Deduct:
Purchase accounting amortization and other related items	(1,321.4)	(1,262.7)
Acquisition and divestiture-related costs	(23.3)	(12.6)
Restructuring related costs	(15.6)	(79.8)
Share-based compensation expense	(1.7)	(1.5)
Other special items	(47.3)	(75.2)
Adjusted cost of sales	$3,101.3	$3,065.1

Adjusted gross profit (a)	$4,358.7	$4,582.6

Adjusted gross margin (a)	58%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the six months ended June 30, 2024 was $403.8 million, compared to $391.2 million for the comparable prior year period, an increase of $12.6 million. This increase was primarily due to continued investment in our pipeline, including for the selatogrel and cenerimod clinical development programs.
Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2024 was $2.38 billion, compared to $1.99 billion for the comparable prior year period, an increase of $384.7 million. The increase was primarily due to a goodwill impairment charge of $321.0 million related to the JANZ reporting unit, and higher acquisition and divestiture-related costs of approximately $66.7 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information on the goodwill impairment charge.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2024 and June 30, 2023, respectively:

	Six Months Ended
	June 30,
(In millions)	2024	2023
Contingent consideration adjustment (related to the Respiratory Delivery Platform)	$1.6	$15.5
Litigation settlements, net	206.2	(25.9)
Total litigation settlements and other contingencies, net	$207.8	$(10.4)
Refer to Note 17 Litigation in Part I, Item 1 of this Form 10-Q for more information.

Interest Expense
Interest expense for the six months ended June 30, 2024 totaled $284.2 million, compared to $290.7 million for the six months ended June 30, 2023, a decrease of $6.5 million. The decrease is primarily due to the impact of debt repayments, partially offset by the non-cash accretion of the contingent consideration liability related to the Idorsia Transaction.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the six months ended June 30, 2024 totaled $133.0 million, compared to $177.4 million for the six months ended June 30, 2023.

The decrease in other income, net was primarily driven by a net loss on divestitures of approximately $188.4 million, and by lower TSA income of approximately $73.1 million as the prior year period included TSA income related to the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D. This was partially offset by higher net gains of $200.8 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics.

Income Tax Provision
    For the six months ended June 30, 2024, the Company recognized an income tax provision of $25.3 million, compared to $167.0 million for the comparable prior year period, a decrease of $141.7 million. The current year income tax provision was negatively impacted due to the goodwill impairment charge recorded in the second quarter of 2024, for which no tax benefit was realized. This was partially offset by a benefit related to the release of reserves for uncertain tax positions as a result of the favorable court decision in the Australian tax matter, and certain statute of limitations expirations. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates. Further impacting the tax provision for the six months ended June 30, 2023 was a tax expense of $22.3 million related to an agreement with the Indian tax authorities in March 2023 in respect of the pricing of its international transactions.

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
•Gains or losses from divestitures, including impairments of held for sale assets; and
•The impact of changes related to uncertain tax positions are excluded from adjusted net earnings, and adjusted EPS. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings and adjusted EPS.

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

Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings and U.S. GAAP (Loss) Earnings Per Share to Adjusted EPS
A reconciliation between net (loss) earnings and diluted (loss) earnings per share as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2024		2023		2024		2023
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(326.4)	$(0.27)	$264.0	$0.22	$(212.5)	$(0.18)	$488.7	$0.41
Purchase accounting amortization (primarily included in cost of sales) (a)	709.9		609.3		1,321.6		1,262.6
Impairment of goodwill (included in SG&A) (b)	321.0		—		321.0		—
Litigation settlements and other contingencies, net	131.0		(11.0)		207.8		(10.4)
Interest expense (primarily amortization of premiums and discounts on long term debt)	(3.2)		(10.5)		(14.4)		(20.8)
Loss on divestitures of businesses (included in other income, net) (c)	258.8		—		188.4		—
Acquisition and divestiture-related costs (primarily included in SG&A) (d)	105.1		56.3		192.6		114.4
Restructuring-related costs (e)	21.1		74.1		40.7		83.8
Share-based compensation expense	34.7		39.2		81.4		81.8
Other special items included in:
Cost of sales (f)	19.1		36.4		47.3		75.2
Research and development expense	0.4		0.4		2.8		2.4
Selling, general and administrative expense	11.5		16.4		27.6		31.3
Other income, net	(233.7)		(65.8)		(278.2)		(87.6)
Tax effect of the above items and other income tax related items (g)	(222.8)		(103.4)		(286.9)		(183.1)
Adjusted net earnings and adjusted EPS	$826.5	$0.69	$905.4	$0.75	$1,639.2	$1.36	$1,838.3	$1.53
Weighted average diluted shares outstanding	1,197.7		1,203.5		1,203.6		1,204.6

Significant items include the following:
(a)For the three and six months ended June 30, 2024, includes an IPR&D intangible asset impairment charge of $102.0 million as the Company concluded that one of its IPR&D assets was fully impaired due to unfavorable clinical results and the termination of the development program.
(b)For the three and six months ended June 30, 2024, includes a goodwill impairment charge of $321.0 million related to the JANZ reporting unit.
(c)For the three and six months ended June 30, 2024, includes an additional pre-tax charge related to the divestiture of the OTC Business of approximately $247.6 million to further write down the disposal group to fair value, less cost to sell. Also includes a pre-tax charge related to the divestiture of the API business of approximately $7.0 million and $17.4 million, respectively. For the six months ended June 30, 2024, also includes a pre-tax gain on the divestiture of the women’s healthcare business of approximately $80.8 million for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill).
(d)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(e)For the three and six months ended June 30, 2024, charges include approximately $11.6 million and $15.6 million, respectively, in cost of sales and approximately $8.5 million and $24.1 million, respectively, in SG&A.
(f)For the three and six months ended June 30, 2024, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $(1.1) million and $11.5 million, respectively.
(g)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2024 compared to the prior year period:

	Three Months Ended June 30,		Six months ended June 30,
(In millions)	2024	2023	2024	2023
U.S. GAAP net (loss) earnings	$(326.4)	$264.0	$(212.5)	$488.7
Add / (deduct) adjustments:
Income tax (benefit) provision	(65.4)	69.0	25.3	167.0
Interest expense (a)	145.8	143.7	284.2	290.7
Depreciation and amortization (b)	786.3	686.7	1,477.3	1,416.7
EBITDA	$540.3	$1,163.4	$1,574.3	$2,363.1
Add / (deduct) adjustments:
Share-based compensation expense	34.7	39.2	81.4	81.8
Litigation settlements and other contingencies, net	131.0	(11.0)	207.8	(10.4)
Loss on divestitures of businesses	258.8	—	188.4	—
Impairment of goodwill	321.0	—	321.0	—
Restructuring, acquisition and divestiture-related and other special items (c)	(77.9)	114.1	28.4	212.1
Adjusted EBITDA	$1,207.9	$1,305.7	$2,401.3	$2,646.6
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $993.7 million for the six months ended June 30, 2024. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period condensed consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $10.2 million for the six months ended June 30, 2023.

Operating Activities
Net cash provided by operating activities decreased by $502.6 million to $993.7 million for the six months ended June 30, 2024, as compared to net cash provided by operating activities of $1.50 billion for the six months ended June 30, 2023. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.

The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures in 2023 and 2024, higher transaction costs associated with the divestitures, and the timing of cash payments and collections.
Investing Activities
Net cash from investing activities was $221.5 million for the six months ended June 30, 2024, as compared to net cash used in investing activities of $836.3 million for the six months ended June 30, 2023, an increase of $1.06 billion.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $677.7 million related to the divestitures of the API business in India and the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $108.6 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2024 calendar year are expected to be approximately $350 million to $450 million.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $115.6 million.
Financing Activities
Net cash used in financing activities was $1.27 billion for the six months ended June 30, 2024, as compared to $1.28 billion for the six months ended June 30, 2023, a decrease of $4.7 million.
In 2024, significant items in financing activities included the following:
•repayment of the 1.023% Euro Senior Notes at maturity of approximately $801.7 million;
•share repurchases of $250.0 million;
•cash dividends paid of $288.3 million; and
•receipt of $100.0 million in deferred consideration from the Biocon Biologics Transaction, and net cash of $28.8 million collected on behalf of various partners, including Biocon Biologics, which are included in Other items, net.
In 2023, significant items in financing activities included the following:
•repayment of the 3.125% Senior Notes at maturity of approximately $750.0 million;
•share repurchases of $250.0 million;
•net short-term borrowings of $23.1 million;
•cash dividends paid of $287.7 million; and
•net cash of $33.2 million collected on behalf of various partners, including Biocon Biologics, which is included in Other items, net.

Capital Resources
Our cash and cash equivalents totaled $917.2 million at June 30, 2024. The majority of our cash is invested in U.S. government money market funds. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the Revolving Facility, Commercial Paper Program, Receivables Facility and Note Securitization Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.

The Company has access to $4.0 billion under the Revolving Facility which matures in July 2026. Up to $1.65 billion of the Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of June 30, 2024, the Company did not have any borrowings outstanding under the Commercial Paper Program or the Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025, and a $200 million Note Securitization Facility which expires in August 2024. As of June 30, 2024, the Company did not have any borrowings outstanding under the Receivables Facility or Note Securitization Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $59.8 million and $30.8 million of accounts receivable as of June 30, 2024 and December 31, 2023 under these factoring arrangements, respectively. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of June 30, 2024 and December 31, 2023, we have assigned and derecognized approximately $375.2 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.
For information regarding our dividends paid and declared and share repurchase program, refer to Note 9 (Loss) earnings per Share in Part I, Item 1 of this Form 10-Q.
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

Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2024, refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.

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
The Company is in compliance with its covenants at June 30, 2024 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the six months ended June 30, 2024 and as of and for the year ended December 31, 2023. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	June 30, 2024	December 31, 2023
ASSETS
Current assets	$891.7	$1,013.1
Non-current assets	63,014.5	63,212.6

LIABILITIES AND EQUITY
Current liabilities	31,738.0	29,824.8
Non-current liabilities	12,648.2	13,933.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(661.4)	(1,243.8)
Net (loss) earnings	(212.5)	54.7
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $382.0 million accrued for legal contingencies at June 30, 2024.
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

In connection with the Announced Divestitures, Viatris and the respective buyers have entered into transition services and manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have entered into distribution agreements for certain markets for a limited period of time. In connection with the closing of the API business divestiture, we have entered into a manufacturing and supply agreement pursuant to which we will purchase a significant amount of API from the purchaser in that transaction.
Application of Critical Accounting Policies
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed the annual goodwill impairment test as of April 1, 2024.
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

When compared to the prior year’s annual goodwill impairment test completed on April 1, 2023, due to certain macroeconomic conditions, the Company has experienced fluctuations in foreign exchange rates in certain international markets, combined with an increase in market interest rates. These conditions impacted all reporting units, with the most significant impact in JANZ and Emerging Markets. The impact in the other reporting units was offset by changes in other discount rate assumptions.

As of April 1, 2024, the allocation of the Company’s total goodwill was as follows: North America $3.12 billion, Europe $3.86 billion, Emerging Markets $1.17 billion, JANZ $0.62 billion and Greater China $0.93 billion.
In conjunction with its annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit, which was recorded within SG&A in the condensed consolidated statement of operations. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.
For the JANZ reporting unit at April 1, 2024, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.3%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.0% and the estimated tax rate was 30.3%.
Following the goodwill impairment charge recorded in the JANZ reporting unit, the carrying value of the reporting unit was equal to its estimated fair value as of April 1, 2024. If market conditions or the projected results were to change materially, it may be necessary to record further impairment charges to the JANZ reporting unit in future periods.
As of April 1, 2024, the Company determined that the fair values of the North America, Greater China, and Emerging Markets reporting units were substantially in excess of the respective unit’s carrying value.
For the Europe reporting unit, the estimated fair value exceeded its carrying value by approximately $882 million or 7.9% for the annual goodwill impairment test. As it relates to the discounted cash flow approach for the Europe reporting unit at April 1, 2024, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 2.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 10.0% and the estimated tax rate was 15.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 1.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Europe reporting unit.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2023 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company’s common stock during the three months ended June 30, 2024. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program.

ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended June 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
August 8, 2024

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
August 8, 2024