Form 10-Q
period 2024-09-30
Viatris Inc
filed 2024-11-07
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 4, 2024 was 1,193,592,902.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2024

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
2021 Revolving Facility
The $4.0 billion revolving facility dated as of July 1, 2021, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent and which was amended and restated in September 2024

2023 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2023, as amended
2024 Revolving Facility
The $3.5 billion revolving facility dated as of September 27, 2024, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent

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

EDPA	U.S. District Court for the Eastern District of Pennsylvania

Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2024
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: China, Taiwan and Hong Kong
Gx	Generic drugs
Idorsia	Idorsia Pharmaceuticals Ltd.
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

NASDAQ	The NASDAQ Stock Market
NDA	New drug application
Note Securitization Facility	The note securitization facility entered into in August 2023 for borrowings up to $200 million, which expired in August 2024 and was not renewed
OTC	Over-the-counter
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
Registered Upjohn Notes
The 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on October 29, 2021 registered with the SEC in exchange for the corresponding Unregistered Upjohn U.S. Dollar Notes in a similar aggregate principal amount and with terms substantially identical to the corresponding Unregistered Upjohn U.S. Dollar Notes and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

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
Unregistered Upjohn U.S. Dollar Notes
The 2.300% Senior Notes due 2027, 2.700% Senior Notes due 2030, 3.850% Senior Notes due 2040 and 4.000% Senior Notes due 2050 originally issued on June 22, 2020 by Upjohn Inc. (now Viatris Inc.) in a private offering exempt from the registration requirements of the Securities Act and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Net sales	$3,738.0	$3,933.9	$11,177.4	$11,562.5
Other revenues	13.2	8.0	33.8	27.1
Total revenues	3,751.2	3,941.9	11,211.2	11,589.6
Cost of sales	2,292.0	2,250.6	6,802.6	6,747.5
Gross profit	1,459.2	1,691.3	4,408.6	4,842.1
Operating expenses:
Research and development	198.4	211.2	602.2	602.4
Acquired IPR&D	—	1.0	(1.7)	11.2
Selling, general and administrative	1,003.4	1,053.5	3,378.9	3,044.3
Litigation settlements and other contingencies, net	31.5	(26.1)	239.3	(36.5)
Total operating expenses	1,233.3	1,239.6	4,218.7	3,621.4
Earnings from operations	225.9	451.7	189.9	1,220.7
Interest expense	145.6	141.5	429.8	432.2
Other income, net	(10.2)	(92.0)	(143.2)	(269.4)
Earnings (loss) before income taxes	90.5	402.2	(96.7)	1,057.9
Income tax (benefit) provision	(4.3)	70.6	21.0	237.6
Net earnings (loss)	$94.8	$331.6	$(117.7)	$820.3
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.08	$0.28	$(0.10)	$0.68
Diluted	$0.08	$0.27	$(0.10)	$0.68
Weighted average shares outstanding:
Basic	1,193.5	1,199.5	1,193.3	1,200.4
Diluted	1,200.4	1,207.6	1,193.3	1,205.6

See Notes to Condensed Consolidated Financial Statements

1.VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings (loss)	$94.8	$331.6	$(117.7)	$820.3
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	510.0	(350.8)	77.8	(559.6)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	1.4	(4.9)	(10.4)	(10.4)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(38.0)	8.8	(0.6)	48.4
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(248.0)	186.8	(10.5)	107.8
Net unrealized gain (loss) on available-for-sale fixed income securities	1.1	(1.3)	0.8	(0.2)
Other comprehensive earnings (loss), before tax	226.5	(161.4)	57.1	(414.0)
Income tax (benefit) provision	(62.4)	41.5	(4.0)	33.3
Other comprehensive earnings (loss), net of tax	288.9	(202.9)	61.1	(447.3)
Comprehensive earnings (loss)	$383.7	$128.7	$(56.6)	$373.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,878.7	$991.9
Accounts receivable, net	3,717.4	3,700.4
Inventories	4,084.6	3,469.7
Prepaid expenses and other current assets	1,627.0	2,028.1
Assets held for sale	—	2,786.0
Total current assets	11,307.7	12,976.1
Property, plant and equipment, net	2,676.9	2,759.6
Intangible assets, net	17,978.9	19,181.1
Goodwill	9,561.7	9,867.1
Deferred income tax benefit	763.1	692.9
Other assets	2,465.8	2,208.7
Total assets	$44,754.1	$47,685.5

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,925.9	$1,938.2
Income taxes payable	284.1	226.8
Current portion of long-term debt and other long-term obligations	1,446.7	1,943.4
Liabilities held for sale	—	275.1
Other current liabilities	3,855.7	3,393.9
Total current liabilities	7,512.4	7,777.4
Long-term debt	14,303.4	16,188.1
Deferred income tax liability	1,276.6	1,735.7
Other long-term obligations	1,869.3	1,516.9
Total liabilities	24,961.7	27,218.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,234,064,628 and 1,221,994,491 as of September 30, 2024 and December 31, 2023	12.3	12.2
Additional paid-in capital	18,888.7	18,814.7
Retained earnings	4,082.0	4,639.7
Accumulated other comprehensive loss	(2,686.3)	(2,747.4)
	20,296.7	20,719.2
Less: Treasury stock — at cost
Common stock shares: 40,483,663 and 21,239,521 as of September 30, 2024 and December 31, 2023	504.3	251.8
Total equity	19,792.4	20,467.4
Total liabilities and equity	$44,754.1	$47,685.5
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0
Net earnings	—	—	—	94.8	—	—	—	94.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	288.9	288.9
Issuance of restricted stock and stock options exercised, net	257,290	—	3.4	—	—	—	—	3.4
Taxes related to the net share settlement of equity awards	—	—	(1.0)	—	—	—	—	(1.0)
Share-based compensation expense	—	—	32.4	—	—	—	—	32.4
Issuance of common stock	54,498	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(146.7)	—	—	—	(146.7)
Balance at September 30, 2024	1,234,064,628	$12.3	$18,888.7	$4,082.0	40,483,663	$(504.3)	$(2,686.3)	$19,792.4

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	—	—	(117.7)	—	—	—	(117.7)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	61.1	61.1
Issuance of restricted stock and stock options exercised, net	11,900,724	0.1	10.5	—	—	—	—	10.6
Taxes related to the net share settlement of equity awards	—	—	(52.2)	—	—	—	—	(52.2)
Share-based compensation expense	—	—	113.8	—	—	—	—	113.8
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	169,413	—	1.9	—	—	—	—	1.9
Cash dividends declared, $0.36 per common share	—	—	—	(440.0)	—	—	—	(440.0)
Balance at September 30, 2024	1,234,064,628	$12.3	$18,888.7	$4,082.0	40,483,663	$(504.3)	$(2,686.3)	$19,792.4
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2023	1,220,385,566	$12.2	$18,719.4	$5,369.1	21,239,521	$(251.8)	$(3,005.6)	$20,843.3
Net earnings	—	—	—	331.6	—	—	—	331.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(202.9)	(202.9)
Issuance of restricted stock and stock options exercised, net	441,962	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(2.5)	—	—	—	—	(2.5)
Share-based compensation expense	—	—	43.1	—	—	—	—	43.1
Issuance of common stock	71,905	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(147.7)	—	—	—	(147.7)
Balance at September 30, 2023	1,220,899,433	$12.2	$18,760.7	$5,553.0	21,239,521	$(251.8)	$(3,208.5)	$20,865.6

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	820.3	—	—	—	820.3
Other comprehensive loss, net of tax	—	—	—	—	—	—	(447.3)	(447.3)
Issuance of restricted stock and stock options exercised, net	6,864,535	0.1	3.7	—	—	—	—	3.8
Taxes related to the net share settlement of equity awards	—	—	(22.2)	—	—	—	—	(22.2)
Share-based compensation expense	—	—	124.9	—	—	—	—	124.9
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Issuance of common stock	241,667	—	2.4	—	—	—	—	2.4
Cash dividends declared, $0.36 per common share	—	—	—	(442.9)	—	—	—	(442.9)
Other	—	—	6.1	—	—	—	—	6.1
Balance at September 30, 2023	1,220,899,433	$12.2	$18,760.7	$5,553.0	21,239,521	$(251.8)	$(3,208.5)	$20,865.6

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)
See Notes to Condensed Consolidated Financial Statements

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(117.7)	$820.3
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	2,147.0	2,096.1
Share-based compensation expense	113.8	124.9
Deferred income tax benefit	(518.7)	(179.9)
Loss on disposal of business	295.8	—
Acquired IPR&D	(12.7)	11.3
Other non-cash items	140.4	(52.1)
Litigation settlements and other contingencies, net	245.6	(54.6)
Changes in operating assets and liabilities:
Accounts receivable	(0.4)	(2.8)
Inventories	(687.8)	(485.7)
Accounts payable	(9.7)	236.3
Income taxes	286.9	(29.6)
Other operating assets and liabilities, net	(62.3)	(152.7)
Net cash provided by operating activities	1,820.2	2,331.5
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(350.0)	(667.7)
Capital expenditures	(185.6)	(211.5)
Purchase of marketable securities	(21.7)	(20.9)
Proceeds from the sale of marketable securities	21.7	20.9
Payments for product rights and other, net	(20.1)	(62.1)
Refunds (purchases) of IPR&D	12.7	(11.3)
Proceeds from sale of assets and subsidiaries	2,510.2	48.0
Proceeds from the sale of property, plant and equipment	2.2	13.4
Net cash provided by (used in) investing activities	1,969.4	(891.2)
Cash flows from financing activities:
Payments of long-term debt	(2,339.4)	(750.1)
Purchase of common stock	(250.0)	(250.0)
Change in short-term borrowings, net	1.5	0.2
Taxes paid related to net share settlement of equity awards	(53.3)	(32.6)
Contingent consideration payments	(31.5)	(8.4)
Payments of financing fees	(4.8)	(0.3)
Cash dividends paid	(431.5)	(431.6)
Non-contingent payments for product rights	—	(9.7)
Issuance of common stock	1.9	2.5
Other items, net	196.9	104.2
Net cash used in financing activities	(2,910.2)	(1,375.8)
Effect on cash of changes in exchange rates	7.1	(15.2)
Net increase in cash, cash equivalents and restricted cash	886.5	49.3
Cash, cash equivalents and restricted cash — beginning of period	993.6	1,262.5
Cash, cash equivalents and restricted cash — end of period	$1,880.1	$1,311.8
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
The accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Viatris Inc. and subsidiaries were prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings (loss), financial position, equity and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2023 Form 10-K. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations and comprehensive earnings (loss) for the three and nine months ended September 30, 2024, and cash flows for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period condensed consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $11.3 million for the nine months ended September 30, 2023.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2024 and 2023, respectively:

(In millions)	Three Months Ended September 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,217.6	$559.4	$189.3	$395.9	$2,362.2
Generics	1,081.1	2.4	155.0	137.3	1,375.8
Total Viatris	$2,298.7	$561.8	$344.3	$533.2	$3,738.0

(In millions)	Nine Months Ended September 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,630.2	$1,636.9	$571.8	$1,195.5	$7,034.4
Generics	3,153.1	7.8	439.9	542.2	4,143.0
Total Viatris	$6,783.3	$1,644.7	$1,011.7	$1,737.7	$11,177.4

(In millions)	Three Months Ended September 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,391.3	$546.5	$185.7	$409.6	$2,533.1
Generics	1,017.2	1.9	148.8	232.9	1,400.8
Total Viatris	$2,408.5	$548.4	$334.5	$642.5	$3,933.9

(In millions)	Nine Months Ended September 30, 2023
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,923.5	$1,639.4	$583.4	$1,251.8	$7,398.1
Generics	3,009.2	5.7	468.8	680.7	4,164.4
Total Viatris	$6,932.7	$1,645.1	$1,052.2	$1,932.5	$11,562.5
___________
(a)Amounts for the three and nine months ended September 30, 2024 include the impact of foreign currency translations and divested businesses compared to the prior year period.
(b)Complex Gx, which was previously presented as a separate line item in the prior year period, is now included within Generics. Reclassifications were made to prior periods to conform to the current period presentation.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Select Key Global Products
Lipitor ®	$375.6	$381.6	$1,112.9	$1,179.5
Norvasc ®	168.9	175.5	507.1	560.6
Lyrica ®	129.9	141.7	368.4	423.1
EpiPen® Auto-Injectors	123.2	131.9	318.9	355.2
Viagra ®	100.2	110.5	307.0	336.5
Creon ®	84.6	77.5	237.8	224.3
Celebrex ®	74.1	84.7	218.5	255.5
Effexor ®	66.3	65.5	188.4	194.9
Zoloft ®	60.6	62.7	177.5	173.7
Xalabrands	41.2	47.9	129.3	145.0

Select Key Segment Products
Influvac ®	$121.3	$137.2	$126.0	$137.5
Yupelri ®	62.2	58.3	171.9	160.3
Dymista ®	43.5	44.1	146.7	155.0
Xanax ®	38.6	28.2	108.5	119.7
Amitiza ®	38.2	37.7	108.1	115.8
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three and nine months ended September 30, 2024 include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Gross sales	$6,336.0	$6,497.2	$18,894.5	$19,289.2
Gross to net adjustments:
Chargebacks	(1,283.9)	(1,348.3)	(3,810.7)	(4,073.2)
Rebates, promotional programs and other sales allowances	(1,042.7)	(952.7)	(3,131.5)	(2,905.9)
Returns	(90.3)	(55.7)	(220.7)	(174.4)
Governmental rebate programs	(181.1)	(206.6)	(554.2)	(573.2)
Total gross to net adjustments	$(2,598.0)	$(2,563.3)	$(7,717.1)	$(7,726.7)
Net sales	$3,738.0	$3,933.9	$11,177.4	$11,562.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2024. Such allowances were comprised of the following at September 30, 2024 and December 31, 2023, respectively:

(In millions)	September 30, 2024	December 31, 2023
Accounts receivable, net	$1,564.7	$1,483.6
Other current liabilities	1,031.6	996.3
Total	$2,596.3	$2,479.9
Accounts receivable, net was comprised of the following at September 30, 2024 and December 31, 2023, respectively:

(In millions)	September 30, 2024	December 31, 2023
Trade receivables, net	$2,856.4	$2,823.8
Other receivables	861.0	876.6
Accounts receivable, net	$3,717.4	$3,700.4
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $19.9 million and $30.8 million of accounts receivable as of September 30, 2024 and December 31, 2023, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of September 30, 2024 and December 31, 2023, we have assigned and derecognized approximately $357.0 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.

3.Recent Accounting Pronouncements
Accounting Standards and Disclosure Rules Issued Not Yet Adopted
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The Final Rules will also require disclosure outside of the financial statements of material scope 1 and scope 2 greenhouse gas emissions, among other climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the Final Rules. Prior to the effectiveness of the Final Rules being stayed, the disclosure requirements of the Final Rules were scheduled to begin phasing in for the Company for fiscal year 2025. The Company is currently assessing the impact of the new rules on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2023 Form 10-K. Refer to Viatris’ 2023 Form 10-K for additional information.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
4.Acquisitions and Other Transactions
Idorsia
On March 15, 2024, the Company acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contributing to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee is overseeing the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expands our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine.

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the nine months ended September 30, 2024, the Company incurred acquisition-related costs of approximately $3.9 million, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
The U.S. GAAP purchase price allocated to the transaction was $695 million, which consisted of $350 million of cash consideration paid and estimated contingent consideration at the date of acquisition valued at approximately $345 million. The fair value of the contingent consideration was valued using a Monte Carlo simulation model using Level 3 inputs. The fair value is sensitive to changes in the forecasts of operating metrics, probability of success, and discount rates. Refer to Note 11, Financial Instruments and Risk Management for additional information. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows:

(In millions)
Current assets	$2.1
IPR&D	675.0
Goodwill	19.5
Total assets acquired	$696.6
Current liabilities	1.6
Net assets acquired	$695.0

The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary area subject to change relates to the finalization of income taxes. There were no measurement period adjustments during 2024.
The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $675 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 20% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. Viatris and Idorsia will both contribute to the development costs for both programs, which are expected to be incurred through 2026. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is currently expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the three and nine months ended September 30, 2024 and 2023.

5.Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The OTC, API and women’s healthcare businesses were deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities included an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, as necessary.

During the three months ended September 30, 2024 and 2023, the Company recognized TSA income related to the divestitures of approximately $27.5 million and $47.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized TSA income related to the divestitures of approximately $47.0 million and $139.8 million, respectively. TSA income is recorded as a component of Other Income, Net.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business to Insud Pharma, S. L., a leading Spanish multinational pharmaceutical company. The divestiture of the women’s healthcare business was primarily related to our oral and injectable contraceptives and did not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. was excluded. The transaction included two manufacturing facilities in India. Assets and liabilities associated with the women’s healthcare business divested were classified as held for sale in the consolidated balance sheet as of December 31, 2023. The transaction closed in March 2024 and during the three and nine months ended September 30, 2024, the Company recognized a pre-tax loss on sale of approximately $2.0 million and a pre-tax gain on sale of approximately $77.6 million, respectively, for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill), which were recorded as a component of Other Income, Net in the condensed consolidated statements of operations.

In the third quarter of 2023, Viatris also entered into a separate agreement to divest its rights to women’s healthcare products Duphaston® and Femoston® in certain countries to Theramex HQ UK Limited, a leading global specialty pharmaceutical company dedicated to women’s health. The transaction (other than in the U.K.) closed in December 2023, and upon closing, the Company recognized a pre-tax gain on sale of approximately $156.2 million in that quarter for the difference between the consideration received and the carrying value of the assets transferred. In the third quarter of 2024, the Company closed the divestiture of the product rights in the U.K. to Insud Pharma, S. L., and recognized a pre-tax gain on sale of approximately $10.8 million. The respective pre-tax gains were recorded as a component of SG&A expense in the condensed consolidated statements of operations.

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

The OTC Business divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2023. Upon classification as held for sale in the fourth quarter of 2023, we recognized a total charge of approximately $734.7 million, which

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
was comprised of a goodwill impairment charge of approximately $580.1 million (recorded as a component of SG&A expense), and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Income, Net) in the consolidated statement of operations. During the three and nine months ended September 30, 2024, the Company recorded additional pre-tax charges of approximately $92.6 million and $340.2 million, respectively, to further write down the disposal group to fair value, less cost to sell. The additional charges were recorded as a component of Other Income, Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction related adjustments on the proceeds.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to Matrix Pharma Private Limited, a privately held pharmaceutical company based in India. The transaction included three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris retained some selective R&D capabilities in API. The transaction closed in June 2024. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023. During the three and nine months ended September 30, 2024, the Company recognized a pre-tax charge of approximately $15.1 million and $32.5 million, respectively, to write down the disposal group to fair value, less cost to sell, which was recorded as a component of Other Income, Net in the condensed consolidated statements of operations, primarily driven by the impact of working capital and other transaction-related adjustments.

Upjohn Distributor Markets
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. Upon classification as held for sale, the Company recognized a total charge of $374.2 million in 2022, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the nine months ended September 30, 2023, the Company recorded an intangible asset charge of $32.0 million to write down the disposal group to fair value, less cost to sell, and additional charges of $19.2 million. Total charges during the year ended December 31, 2023 amounted to $136.4 million, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Income, Net. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and 2024, and the remaining transactions are expected to be completed in the near future. If the remaining transactions are not completed, the distribution arrangements will expire in accordance with our agreement with Pfizer and the Company will wind down operations in these markets, which may result in additional asset write-offs and other costs being incurred.

Biocon Biologics Transaction
On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics. During the three months ended September 30, 2024 and 2023, the Company recorded a gain of $39.4 million and $19.1 million, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recognized a gain of $368.7 million and $50.6 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The increase is primarily related to changes in certain market factors, including Biocon’s share price. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets, and gains and losses recorded as a result of remeasuring the CCPS in Biocon Biologics to fair value are recorded as a component of Other Income, Net. The fair value is reassessed quarterly. Refer to Note 11 Financial Instruments and Risk Management for further discussion. Pursuant to the terms of the Biocon Agreement, the Company is entitled to receive a total of $335 million of additional cash payments in 2024 as deferred consideration, of which $145 million was received during the second quarter of 2024 with an additional $160 million payment due in the fourth quarter of 2024. In addition, the Biocon Agreement provides for a closing working capital target of $250 million, of which $220 million was paid by Viatris to Biocon Biologics during 2023. Viatris and Biocon Biologics have tentatively agreed to offset certain amounts due between the parties, including the remaining working capital target amount against the first deferred consideration payment described above. Refer to Note 8 Balance Sheet Components for additional information on assets and liabilities related to Biocon Biologics.

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

Assets and Liabilities Held for Sale
The Company did not have assets and liabilities classified as held for sale at September 30, 2024. Assets and liabilities held for sale consisted of the following at December 31, 2023:

(In millions)	December 31, 2023
Assets held for sale
Accounts receivable, net	$112.1
Inventories	422.4
Prepaid expenses and other current assets	7.5
Property, plant and equipment, net	262.2
Intangible assets, net	1,946.0
Goodwill	188.0
Other assets	5.1
Valuation allowance on assets held for sale	(157.3)
Total assets held for sale	$2,786.0

Liabilities held for sale
Accounts payable	$137.4
Other current liabilities	35.3
Deferred income tax liability	77.2
Other long-term obligations	25.2
Total liabilities held for sale	$275.1

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
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2023	4,159,333	$37.41
Exercised	(51,482)	6.99
Forfeited	(673,362)	$47.43
Outstanding at September 30, 2024	3,434,489	$35.93
Vested and expected to vest at September 30, 2024	3,426,600	$35.99
Exercisable at September 30, 2024	3,374,710	$36.42
As of September 30, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had average remaining contractual terms of 3.4 years, 3.3 years and 3.3 years, respectively. Also, at September 30, 2024, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable had aggregate intrinsic values of $0.5 million, $0.4 million, and $0.3 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2023 to September 30, 2024 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	31,096,783	$11.20
Granted	13,858,847	12.33
Released	(11,441,937)	11.88
Forfeited	(4,064,574)	11.08
Nonvested at September 30, 2024	29,449,119	$11.49
As of September 30, 2024, the Company had $199.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the nine months ended September 30, 2024 and 2023 was $141.5 million and $109.5 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Service cost	$7.8	$7.0	$23.5	$21.2
Interest cost	16.6	18.3	49.9	54.8
Expected return on plan assets	(16.9)	(16.4)	(50.7)	(49.2)
Amortization of prior service costs	0.5	0.1	1.6	0.1
Recognized net actuarial gains	(4.3)	(4.9)	(12.8)	(14.9)
Other	—	(3.1)	—	1.3
Net periodic benefit cost	$3.7	$1.0	$11.5	$13.3
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

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$1,878.7	$991.9	$1,309.6
Restricted cash, included in prepaid expenses and other current assets	1.4	1.7	2.2
Cash, cash equivalents and restricted cash	$1,880.1	$993.6	$1,311.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Inventories

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$1,285.9	$731.7
Work in process	554.8	602.1
Finished goods	2,243.9	2,135.9
Inventories	$4,084.6	$3,469.7
Prepaid expenses and other current assets

(In millions)	September 30, 2024	December 31, 2023
Prepaid expenses	$134.5	$155.9
Deferred consideration due from Biocon Biologics	158.3	321.2
Available-for-sale fixed income securities	39.7	37.0
Fair value of financial instruments	73.7	106.2
Equity securities	55.6	49.3
Deferred charge for taxes on intercompany profit	602.5	747.3
Income tax receivable	227.5	340.2
Other current assets	335.2	271.0
Prepaid expenses and other current assets	$1,627.0	$2,028.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2024	December 31, 2023
Machinery and equipment	$2,862.1	$2,774.5
Buildings and improvements	1,465.0	1,444.4
Construction in progress	441.3	431.2
Land and improvements	116.4	120.2
Gross property, plant and equipment	4,884.8	4,770.3
Accumulated depreciation	2,207.9	2,010.7
Property, plant and equipment, net	$2,676.9	$2,759.6
Other assets

(In millions)	September 30, 2024	December 31, 2023
Non-marketable equity investments	$132.1	$165.7
CCPS in Biocon Biologics	1,345.0	976.3
Operating lease right-of-use assets	267.6	245.6
Other long-term assets	721.1	821.1
Other assets	$2,465.8	$2,208.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Accounts payable

(In millions)	September 30, 2024	December 31, 2023
Trade accounts payable	$1,242.2	$1,381.4
Other payables	683.7	556.8
Accounts payable	$1,925.9	$1,938.2
Other current liabilities

(In millions)	September 30, 2024	December 31, 2023
Accrued sales allowances	$1,031.6	$996.3
Legal and professional accruals, including litigation accruals	446.2	244.0
Payroll and employee benefit liabilities	668.2	844.5
Contingent consideration	49.8	76.1
Accrued restructuring	30.9	36.4
Accrued interest	188.5	66.8
Fair value of financial instruments	136.5	124.6
Operating lease liability	84.2	83.0
Other	1,219.8	922.2
Other current liabilities	$3,855.7	$3,393.9
Other long-term obligations

(In millions)	September 30, 2024	December 31, 2023
Employee benefit liabilities	$490.8	$504.3
Contingent consideration (1)	490.8	139.0
Tax related items, including contingencies	328.5	399.3
Operating lease liability	188.1	165.4
Accrued restructuring	127.8	59.2
Other	243.3	249.7
Other long-term obligations	$1,869.3	$1,516.9
(1)    Balance as of September 30, 2024 includes $389.0 million related to the Idorsia Transaction. Refer to Note 11 Financial Instruments and Risk Management for additional information.
9.Earnings (Loss) per Share
Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted earnings (loss) per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Basic earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$94.8	$331.6	$(117.7)	$820.3
Shares (denominator):
Weighted average shares outstanding	1,193.5	1,199.5	1,193.3	1,200.4
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.08	$0.28	$(0.10)	$0.68

Diluted earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$94.8	$331.6	$(117.7)	$820.3
Shares (denominator):
Weighted average shares outstanding	1,193.5	1,199.5	1,193.3	1,200.4
Share-based awards	6.9	8.1	—	5.2
Total dilutive shares outstanding	1,200.4	1,207.6	1,193.3	1,205.6
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.08	$0.27	$(0.10)	$0.68
Additional stock awards and Restricted Stock Awards were outstanding during the three and nine months ended September 30, 2024 and 2023, but were not included in the computation of diluted earnings (loss) per share for each respective period because the effect would be anti-dilutive. Excluded shares at September 30, 2024 also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 9.1 million shares and 20.5 million shares for the three and nine months ended September 30, 2024, respectively, and 12.2 million shares and 16.8 million shares for the three and nine months ended September 30, 2023, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2024, June 14, 2024, and September 13, 2024. On November 4, 2024, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on December 13, 2024 to shareholders of record as of the close of business on November 22, 2024. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the nine months ended September 30, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million, and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of September 30, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2023:	7,107.4	932.8	645.7	1,181.2	9,867.1
Acquisitions	19.5	—	—	—	19.5
Impairment	—	—	(321.0)	—	(321.0)
Foreign currency translation	15.7	(0.5)	(17.3)	(1.8)	(3.9)
Balance at September 30, 2024:	$7,142.6	$932.3	$307.4	$1,179.4	$9,561.7
____________
(1)Balances as of September 30, 2024 and December 31, 2023 include an accumulated impairment loss of $929.0 million.
(2)Balances as of September 30, 2024 and December 31, 2023 include an accumulated impairment loss of $351.0 million and $30.0 million, respectively.
(3)Balances as of September 30, 2024 and December 31, 2023 include an accumulated impairment loss of $124.0 million.
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
Intangible Assets, Net
Intangible assets consist of the following components at September 30, 2024 and December 31, 2023:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2024
Product rights, licenses and other (1)	13	$34,275.2	$17,187.9	$17,087.3
In-process research and development		891.6	—	891.6
		$35,166.8	$17,187.9	$17,978.9
December 31, 2023
Product rights, licenses and other (1)	13	$34,178.1	$15,316.4	$18,861.7
In-process research and development		319.4	—	319.4
		$34,497.5	$15,316.4	$19,181.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.
During the nine months ended September 30, 2024, the Company recorded IPR&D assets of approximately $675.0 million as part of the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2024	2023	2024	2023
Intangible asset amortization expense	$574.7	$584.0	$1,772.9	$1,778.5
Intangible asset disposal & impairment charges	—	—	—	32.0
IPR&D intangible asset impairment charges	—	—	102.0	—
Total intangible asset amortization expense (including disposal & impairment charges)	$574.7	$584.0	$1,874.9	$1,810.5
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

(In millions)
2024	$580
2025	2,296
2026	2,243
2027	2,025
2028	1,781

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2024	December 31, 2023
2.250% Euro Senior Notes due 2024 (1)	€1,000.0	€810.8	€1,000.0
1.023% Euro Senior Notes due 2024 (2)	750.0	—	750.0
2.125% Euro Senior Notes due 2025 (3)	500.0	—	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts (4)	—	—	500.0
Euro Total	€5,100.0	€3,660.8	€5,600.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)The Company de-designated €189.2 million of the 2.250% Euro Senior Notes due 2024 as net investment hedges during the third quarter of 2024 and an additional €200.0 million in October 2024.
(2)The Euro Senior Notes were repaid at maturity during the second quarter of 2024.
(3)In conjunction with the partial Senior Notes repayment during the third quarter of 2024 (refer to Note 12 Debt for more information), the Company de-designated the €500 million 2.125% Euro Senior Notes due 2025 as net investment hedges.
(4)The principal amount of the foreign currency forward contracts at December 31, 2023 was €500 million. The contracts matured in July 2024.

At September 30, 2024, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $278.5 million.
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling €500 million with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Yen- and Euro-functional currency subsidiaries. All changes in the fair value of these derivative instruments, which are designated as net investment hedges, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of these changes related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows.
During the fourth quarter of 2023, the Company executed foreign currency forward contracts with notional amounts totaling €500 million. During the second quarter of 2024, the Company executed additional foreign currency forward contracts with notional amounts totaling €600 million. The transactions hedged a portion of the Company’s net investment in certain Euro functional currency subsidiaries. The contracts were designated as a net investment hedge and matured in July 2024.

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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2024 Fair Value	December 31, 2023 Fair Value	Balance Sheet Location	September 30, 2024 Fair Value	December 31, 2023 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$0.5	$—	Other current liabilities	$17.7	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	3.4	17.5	Other current liabilities	15.8	35.8
Total derivatives designated as hedges		3.9	17.5		33.5	35.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	69.8	88.7	Other current liabilities	103.0	88.8
Total derivatives not designated as hedges		69.8	88.7		103.0	88.8
Total derivatives		$73.7	$106.2		$136.5	$124.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(27.5)	$17.3	$5.9	$15.8
Interest rate swaps	Interest expense (3)	—	—	(1.2)	(1.0)	(1.6)	(1.2)
Interest rate swaps	Other income, net (3)	—	—	—	—	(3.4)	—
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	3.4	0.5	(21.7)	1.4	—	—
Foreign currency forward contracts		—	—	(4.3)	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(168.4)	145.1	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other income, net (2)	(91.3)	122.2	—	—	—	—
Total		$(87.9)	$122.7	$(223.1)	$162.8	$4.3	$14.6

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2024	2023	2024	2023	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$10.2	$60.8	$22.5	$32.5
Interest rate swaps	Interest expense (3)	—	—	(3.7)	(2.8)	(4.8)	(3.5)
Interest rate swaps	Other income, net (3)	—	—	—	—	(3.4)	—
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	7.2	0.5	(11.7)	1.4	—	—
Foreign currency forward contracts		—	—	9.7	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(6.3)	83.1	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other income, net (2)	(45.2)	135.4	—	—	—	—
Total		$(38.0)	$135.9	$(1.8)	$142.5	$17.7	$29.0
____________
(1)At September 30, 2024, the Company expects that approximately $29.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2024			December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$661.9	$—	$—	$651.4	$—	$—
Total cash equivalents	661.9	—	—	651.4	—	—
Equity securities:
Exchange traded funds	55.4	—	—	49.1	—	—
Marketable securities	0.2	—	—	0.2	—	—
Total equity securities	55.6	—	—	49.3	—	—
CCPS in Biocon Biologics	—	—	1,345.0	—	—	976.3
Available-for-sale fixed income investments:
Corporate bonds	—	14.5	—	—	15.9	—
U.S. Treasuries	—	15.9	—	—	11.2	—
Agency mortgage-backed securities	—	3.3	—	—	4.6	—
Asset backed securities	—	4.7	—	—	5.1	—
Other	—	1.3	—	—	0.2	—
Total available-for-sale fixed income investments	—	39.7	—	—	37.0	—
Foreign exchange derivative assets	—	73.2	—	—	106.2	—
Interest rate swap derivative assets	—	0.5	—	—	—	—
Total assets at recurring fair value measurement	$717.5	$113.4	$1,345.0	$700.7	$143.2	$976.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$118.8	$—	$—	$124.6	$—
Interest rate swap derivative liabilities	—	17.7	—	—	—	—
Contingent consideration	—	—	540.6	—	—	215.1
Total liabilities at recurring fair value measurement	$—	$136.5	$540.6	$—	$124.6	$215.1

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
Contingent Consideration
As of September 30, 2024, the Company had a contingent consideration liability of $389.0 million related to the Idorsia Transaction. As of September 30, 2024 and December 31, 2023, the Company had a contingent consideration liability of $149.9 million and $177.6 million, respectively, related to the Respiratory Delivery Platform, and as of December 31, 2023, the Company had a contingent consideration liability of $15.8 million related to the Biocon Biologics Transaction. Refer to Note 5 Divestitures for additional information. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At September 30, 2024, discount rates ranging from 8.5% to 18.0%, and at December 31, 2023, discount rates ranging from 6.4% and 8.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2023 to September 30, 2024 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2023	$76.1	$139.0	$215.1
Acquisition	—	345.0	345.0
Payments	(84.8)	—	(84.8)
Reclassifications	58.5	(58.5)	—
Accretion	—	36.9	36.9
Fair value loss (3)	—	28.4	28.4
Balance at September 30, 2024	$49.8	$490.8	$540.6
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
12.Debt
For additional information, see Note 10 Debt in Viatris’ 2023 Form 10-K.
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility which expires in April 2025. The Company also had a $200 million Note Securitization Facility which expired in August 2024 and was not renewed. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under the Receivables Facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2024	September 30, 2024	December 31, 2023
Current portion of long-term debt:
2024 Euro Senior Notes **	2.250%	1,113.4	1,103.5
2024 Euro Senior Notes (a) ****	1.023%	—	831.5
2025 Euro Senior Notes (b)*	2.125%	325.0	—
Other		0.6	0.4
Deferred financing fees		(0.3)	(0.7)
Current portion of long-term debt		$1,438.7	$1,934.7

Non-current portion of long-term debt:
2025 Euro Senior Notes (b)*	2.125%	—	551.7
2025 Senior Notes (b)***	1.650%	—	755.7
2026 Senior Notes (b)**	3.950%	1,672.4	2,245.1
2027 Euro Senior Notes ****	1.362%	969.3	967.2
2027 Senior Notes ***	2.300%	765.6	769.8
2028 Euro Senior Notes **	3.125%	831.8	824.1
2028 Senior Notes *	4.550%	749.2	749.1
2030 Senior Notes ***	2.700%	1,499.0	1,505.0
2032 Euro Senior Notes ****	1.908%	1,482.8	1,478.4
2040 Senior Notes ***	3.850%	1,638.9	1,644.0
2043 Senior Notes *	5.400%	497.5	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.8
2050 Senior Notes ***	4.000%	2,192.8	2,196.3
YEN Term Loan Facility	Variable	278.5	283.6
Other		3.0	2.4
Deferred financing fees		(25.2)	(29.5)
Long-term debt		$14,303.4	$16,188.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
____________
(a)    The 2024 Euro Senior Notes were repaid at maturity in the second quarter of 2024.
(b)    Refer to Senior Notes Repayment section below for additional details.
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Senior Notes Repayment
On September 16, 2024, Viatris and Mylan Inc. completed cash tender offers for their then-outstanding 1.650% Senior Notes due 2025 (the “2025 Senior Notes”) and 2.125% Senior Notes due 2025 (the “2025 Euro Senior Notes”), respectively. Viatris paid $422.3 million to repurchase $432.0 million aggregate principal amount of the 2025 Senior Notes at a repurchase price equal to 97.8% of the aggregate principal amount of the 2025 Senior Notes accepted for tender, and also paid accrued and unpaid interest. Mylan Inc. paid €206.9 million to repurchase €208.1 million aggregate principal amount of the 2025 Euro Senior Notes at a repurchase price equal to 99.4% of the aggregate principal amount of the 2025 Euro Senior Notes accepted for tender, and also paid accrued and unpaid interest. On September 20, 2024, Utah Acquisition Sub Inc. also completed a cash tender offer for its then-outstanding 3.950% Senior Notes due 2026 (the “2026 Senior Notes” and, together with the 2025 Senior Notes and the 2025 Euro Senior Notes, the “Senior Notes”) and paid $572.5 million to repurchase $575.0 million aggregate principal amount at a repurchase price equal to 99.6% of the aggregate principal amount of the 2026 Senior Notes accepted for tender, and also paid accrued and unpaid interest.

On September 16, 2024, after completing the tender offer, the Company irrevocably deposited with the trustee under the indenture governing the 2025 Senior Notes, U.S. government obligations in an amount sufficient to fund the payment of accrued and unpaid interest and the remaining $318.0 million aggregate principal amount as it becomes due. After the deposit of such funds with the trustee, the Company’s obligations under the 2025 Senior Notes Indenture with respect to the 2025 Senior Notes were satisfied and discharged. In addition, on September 16, 2024, after completing the tender offer, Mylan Inc. issued a notice of redemption for the remaining €291.9 million aggregate principal amount of the 2025 Euro Senior Notes and such redemption was completed on October 16, 2024.

The tender offers and satisfaction and discharge of the Senior Notes were completed using cash and cash equivalents on hand and accounted for as a debt extinguishment. The total gain recognized on the debt extinguishment (net of the write off of related unamortized deferred financing fees) for the three and nine months ended September 30, 2024 was $16.7 million and is included within Other Income, Net in the condensed consolidated statements of operations.

2024 Revolving Facility
On September 27, 2024, Viatris entered into a $3.5 billion amended and restated revolving credit agreement (the “2024 Revolving Facility”) with a syndicate of banks. The 2024 Revolving Facility amended and restated the 2021 Revolving Facility. The 2024 Revolving Facility has substantially identical terms to the 2021 Revolving Facility with the following exceptions: 1) the maturity of the 2024 Revolving Facility is September 2029 and 2) the pricing was adjusted to reflect current market prices.

The 2024 Revolving Facility contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which require maintenance of a Maximum Leverage Ratio no greater than 3.75 to 1.00 as of the last day of any fiscal quarter, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Fair Value
At September 30, 2024 and December 31, 2023, the aggregate fair value of the Company’s outstanding notes was approximately $13.40 billion and $15.25 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2024 were as follows for each of the periods ending December 31:

(In millions)	Total
2024	$1,114
2025 (a)	325
2026	1,953
2027	1,696
2028	1,585
Thereafter	8,592
Total	$15,265
____________
(a)    The 2025 Euro Senior Notes were fully redeemed on October 16, 2024.

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2024	December 31, 2023
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.6)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	262.5	271.4
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(8.1)	(8.0)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	228.8	237.1
Foreign currency translation adjustment	(3,168.9)	(3,246.7)
	$(2,686.3)	$(2,747.4)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2024 and 2023:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)
Other comprehensive (loss) earnings before reclassifications, before tax			(37.1)	(248.0)	1.1	5.2	510.0	231.2
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(5.9)		(5.9)					(5.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Loss on interest rate swaps classified as cash flow hedges, included in other income, net		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial gain included in SG&A						(4.3)		(4.3)
Net other comprehensive (loss) earnings, before tax			(38.0)	(248.0)	1.1	1.4	510.0	226.5
Income tax (benefit) provision			(9.7)	(53.6)	0.3	0.6	—	(62.4)
Balance at September 30, 2024, net of tax			$(8.1)	$228.8	$(0.6)	$262.5	$(3,168.9)	$(2,686.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			13.7	(10.5)	0.8	0.8	77.8	82.6
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(22.5)		(22.5)					(22.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Loss on interest rate swaps classified as cash flow hedges, included in other income, net		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						1.6		1.6
Amortization of actuarial gain included in SG&A						(12.8)		(12.8)
Net other comprehensive (loss) earnings, before tax			(0.6)	(10.5)	0.8	(10.4)	77.8	57.1
Income tax (benefit) provision			(0.5)	(2.2)	0.2	(1.5)	—	(4.0)
Balance at September 30, 2024, net of tax			$(8.1)	$228.8	$(0.6)	$262.5	$(3,168.9)	$(2,686.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2023, net of tax			$10.9	$315.0	$(1.3)	$264.5	$(3,594.7)	$(3,005.6)
Other comprehensive earnings (loss) before reclassifications, before tax			23.4	186.8	(1.3)	(2.7)	(350.8)	(144.6)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(15.8)		(15.8)					(15.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of prior service costs included in SG&A						0.1		0.1
Loss on divestiture of defined pension plan included in SG&A						2.6		2.6
Amortization of actuarial gain included in SG&A						(4.9)		(4.9)
Net other comprehensive earnings (loss), before tax			8.8	186.8	(1.3)	(4.9)	(350.8)	(161.4)
Income tax provision (benefit)			2.2	40.3	(0.1)	(0.9)	—	41.5
Balance at September 30, 2023, net of tax			$17.5	$461.5	$(2.5)	$260.5	$(3,945.5)	$(3,208.5)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			77.4	107.8	(0.2)	7.4	(559.6)	(367.2)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(32.5)		(32.5)					(32.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.5	3.5					3.5
Amortization of prior service costs included in SG&A						0.1		0.1
Gain on divestiture of defined pension plan included in SG&A						(3.0)		(3.0)
Amortization of actuarial gain included in SG&A						(14.9)		(14.9)
Net other comprehensive earnings (loss), before tax			48.4	107.8	(0.2)	(10.4)	(559.6)	(414.0)
Income tax provision (benefit)			12.4	23.3	—	(2.4)	—	33.3
Balance at September 30, 2023, net of tax			$17.5	$461.5	$(2.5)	$260.5	$(3,945.5)	$(3,208.5)

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

	Net Sales		Segment Profitability
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
Developed Markets	$2,298.7	$2,408.5	$1,042.1	$1,087.0
Greater China	561.8	548.4	362.2	354.6
JANZ	344.3	334.5	102.9	125.4
Emerging Markets	533.2	642.5	208.2	273.6
Total reportable segments	$3,738.0	$3,933.9	$1,715.4	$1,840.6

Reconciling items:
Intangible asset amortization expense			(574.7)	(584.0)
Globally managed research and development costs			(198.4)	(211.2)
Acquired IPR&D			—	(1.0)
Litigation settlements & other contingencies			(31.5)	26.1
Transaction related and other special items			(303.6)	(207.3)
Corporate and other unallocated			(381.3)	(411.5)
Earnings from operations			$225.9	$451.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Net Sales		Segment Profitability
	Nine months ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
Reportable Segments:
Developed Markets	$6,783.3	$6,932.7	$2,963.1	$3,085.4
Greater China	1,644.7	1,645.1	1,077.9	1,098.6
JANZ	1,011.7	1,052.2	291.5	387.5
Emerging Markets	1,737.7	1,932.5	720.4	863.5
Total reportable segments	$11,177.4	$11,562.5	$5,052.9	$5,435.0

Reconciling items:
Intangible asset amortization expense			(1,772.9)	(1,778.5)
Intangible asset disposal & impairment charges			(102.0)	(32.0)
Impairment of goodwill			(321.0)	—
Globally managed research and development costs			(602.2)	(602.4)
Acquired IPR&D			1.7	(11.2)
Litigation settlements & other contingencies			(239.3)	36.5
Transaction related and other special items			(702.3)	(620.4)
Corporate and other unallocated			(1,125.0)	(1,206.4)
Earnings from operations			$189.9	$1,220.7

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
Our potential maximum development milestones not accrued for at September 30, 2024 totaled approximately $412 million. We estimate that the amounts that may be paid through the end of 2024 to be approximately $8 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of September 30, 2024, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during the fourth quarter of 2023.
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

As of each of September 30, 2024 and December 31, 2023, our condensed consolidated balance sheets included, within Other Assets, $132.1 million related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million, and within Prepaid Expenses and Other Current Assets, $52.5 million related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances.

There have been no other significant changes to our licensing and other partner agreements as disclosed in our 2023 Form 10-K.

16.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in either 2023 or 2024 based on enacted law and regulatory guidance; however, our CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that the impact of the Pillar Two Rules in the countries that have enacted such rules effective January 1, 2024, is not material to our results of operations for the three and nine months ended September 30, 2024. While the Company is monitoring developments and evaluating the potential impact on future periods, we do not expect Pillar Two Rules to have a significant impact on the 2024 financial results.

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

The Company has recorded a net reserve for uncertain tax positions of $266.7 million and $287.1 million, including interest and penalties, in connection with its international audits at September 30, 2024 and December 31, 2023, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has a total accrual of approximately $5.5 million related to these matters at September 30, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.
Drug Pricing Matters
Department of Justice
Beginning in December 2015, the Company received subpoenas from the Antitrust Division of the DOJ seeking information relating to the marketing, pricing, and sale of certain of our generic products and any communications with competitors about such products.
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

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-three states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-three states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s former President, with respect to a single drug product. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. On November 1, 2019, the complaint was amended, adding additional states as plaintiffs. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of thirty-nine states and certain territories against several individuals, including a Company sales employee. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-three states, certain territories and the District of Columbia. The amended complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether.

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

The operative complaint was the third amended consolidated complaint, which was filed on June 17, 2019, and contained the allegations as described above against Mylan, certain of Mylan’s former directors and officers, and certain of the Company’s current directors, officers, and employees (collectively, for purposes of this paragraph, the “defendants”). A class was certified covering all persons or entities that purchased Mylan common stock between February 21, 2012 and May 24, 2019 excluding defendants, certain of the Company’s current directors and officers, former directors and officers of Mylan, members of their immediate families and their legal representatives, heirs, successors or assigns, and any entity in which defendants have or had a controlling interest. Plaintiffs sought damages and costs and expenses, including attorneys’ fees and expert costs. On March 30, 2023, the Court dismissed all of Plaintiffs’ claims by granting Defendants’ motion for summary judgment and denying Plaintiffs’ cross-motion for partial summary judgment. Plaintiffs’ appeals to the U.S. Court of Appeals for the Second Circuit were rejected and the SDNY’s decision dismissing Plaintiffs’ claims was affirmed. Plaintiffs’ petition seeking review by the U.S. Supreme Court was also denied, which concludes this matter.

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

On October 28, 2021, the Company and certain of its then officers and directors were named as defendants in a putative class action lawsuit filed in the Court of Common Pleas of Allegheny County, Pennsylvania on behalf of former Mylan shareholders who received Company common stock in connection with the Combination. A non-Viatris affiliated company and persons were also named as defendants. The complaint alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 for purportedly failing to disclose or misrepresenting material information in the registration statement and related prospectus issued in connection with the Combination. On January 3, 2023, an amended complaint was filed naming the same defendants and alleging the same violations as the original complaint. Plaintiffs sought monetary damages, reasonable costs and expenses, and certain other equitable and injunctive relief. The Court has approved the settlement to fully resolve this matter.

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs have filed an appeal to the United States Court of Appeal for the Third Circuit.

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

Opioids
The Company, along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers, is a defendant in more than 1,000 cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products. In addition, lawsuits have been filed as putative class actions including on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids.

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

The Company has accrued approximately $270 million in connection with the possible resolution of certain of these matters at September 30, 2024, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends and/or stock price in future periods.

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

The Company has accrued approximately €11.8 million as of September 30, 2024 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Perindopril

In 2014, the European Commission issued a decision finding that Servier SAS, and certain of its subsidiaries (“Servier”), along with several generic companies, including the Company, had violated EU competition rules relating to various settlement agreements for perindopril. The settlement agreement involving the Company is a 2005 agreement entered into between Servier and Matrix Laboratories Ltd., which the Company acquired in 2007. After various appeals, the European Commission’s decision was upheld in June 2024. The Company satisfied its monetary obligation in 2014.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately $65.9 million as of September 30, 2024 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. The District Court granted Pfizer’s motion for summary judgment and dismissed all of the federal cases in 2017, which was subsequently affirmed on appeal. Since 2016, certain cases in the MDL were remanded to certain state courts. State court proceedings remain pending in Missouri and New York.

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
The Company has approximately $5.4 million accrued related to its intellectual property matters at September 30, 2024. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and a method of use patent expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, which currently expire in December 2025, with one compound patent subject to a patent term extension to October 2028. Beginning in February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, the U.S. District Court for the Middle District of North Carolina, and the U.S. District Court for the Eastern District of Pennsylvania asserting infringement of the patents by the generic companies. The actions filed in Delaware, North Carolina and Pennsylvania have been dismissed and the remaining actions will proceed in New Jersey. The Company has entered into settlement agreements with Teva, Accord, Orbicular, Lupin, and Qilu granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. Three ANDA filers remain in the litigation.

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

Amitiza
In September 2023, Sawai Pharmaceutical Co. (“Sawai”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the relevant patents, including the ‘353 patent. Towa Pharmaceutical Co. Ltd. also filed a challenge to the ‘353 patent term extension in January 2024. Separately, in December 2023, Sawai filed an invalidity action with the JPO against the ‘353 patent itself. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of patent term extensions of five additional patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8 million accrued related to these various other legal proceedings at September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2023 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three and nine months ended September 30, 2024, and cash flows for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company has industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise complemented by a strong commitment to quality and an unparalleled geographic footprint to deliver high-quality medicines to patients in more than 165 countries and territories. Viatris’ portfolio is comprised of approved molecules across a wide range of key therapeutic areas, including globally recognized iconic and key brands and generics, including complex products. The Company operates approximately 26 manufacturing and packaging sites worldwide that produce oral solid doses, injectables, complex dosage forms and API, with a global workforce of approximately 32,000. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, depending on certain factors – including decisions by Japanese regulatory and/or patent authorities – generic entry may occur for Amitiza® 24 μg in Japan in June or December 2025.
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

Recent Developments
Lexicon Licensing Agreement
In October 2024, the Company announced that it had entered into an exclusive licensing agreement with Lexicon Pharmaceuticals, Inc. (“Lexicon”) for sotagliflozin in all markets outside of the United States and Europe in exchange for an upfront payment of $25 million, and additional potential contingent payments, including regulatory milestones, sales milestones and tiered royalties ranging from low-double-digit to upper-teens on annual net sales. Viatris will be responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territories. Lexicon will be responsible for providing clinical and commercial supply of sotagliflozin to Viatris. The Company currently expects to account for the transaction as an asset acquisition, with the upfront payment being expensed as in-process research and development in the fourth quarter of 2024.

Idorsia Acquisition
On March 15, 2024, the Company acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee is overseeing the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expands our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine. Viatris and Idorsia are both contributing to the development costs for both programs, which are expected to be incurred through 2026. There are risks and uncertainties associated with the timely and successful completion of these programs, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition. Refer to Note 4 Acquisitions and Other Transactions in Part I, Item 1 of this Form 10-Q for more information.

Divestitures
On October 1, 2023, the Company announced it received an offer for the divestiture of its OTC Business, and entered into definitive agreements to divest its women’s healthcare business and, separately, in another transaction, its rights to two women’s healthcare products in certain countries, its API business in India and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business was primarily related to our oral and injectable contraceptives and did not include all of our women’s healthcare related products; as an example, our Xulane® product in the U.S. was excluded. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries closed in December 2023 (other than in the U.K.), and the divestiture of the women’s healthcare business closed in March 2024. In the third quarter of 2024, the Company closed the divestiture of the product rights in the U.K. The divestitures of the commercialization rights in certain of the Upjohn Distributor Markets closed during 2023 and 2024, the divestiture of our API business in India closed in June 2024, and the OTC Transaction closed in July 2024. Refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the nine months ended September 30, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million, and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of September 30, 2024, the Company had repurchased a total of $500 million in shares under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2024 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$3,751.2	$3,941.9	$(190.7)
Gross profit	1,459.2	1,691.3	(232.1)
Earnings from operations	225.9	451.7	(225.8)
Net earnings	94.8	331.6	(236.8)
Diluted earnings per share	$0.08	$0.27	$(0.19)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$11,211.2	$11,589.6	$(378.4)
Gross profit	4,408.6	4,842.1	(433.5)
Earnings from operations	189.9	1,220.7	(1,030.8)
Net (loss) earnings	(117.7)	820.3	(938.0)
Diluted (loss) earnings per share	$(0.10)	$0.68	$(0.78)
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended
	September 30,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$2,298.7	$2,408.5	(5)%	$(15.4)	$2,283.3	(5)%
Greater China	561.8	548.4	2%	1.9	563.7	3%
JANZ	344.3	334.5	3%	9.8	354.1	6%
Emerging Markets (3)	533.2	642.5	(17)%	18.3	551.5	(14)%
Total net sales	$3,738.0	$3,933.9	(5)%	$14.6	$3,752.6	(5)%

Other revenues (4)	13.2	8.0	NM	(0.1)	13.1	NM
Consolidated total revenues (3)(5)	$3,751.2	$3,941.9	(5)%	$14.5	$3,765.7	(4)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2024 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)Reductions were driven primarily by the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024.
(4)For the three months ended September 30, 2024, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $9.5 million, $0.4 million, $1.2 million, and $2.1 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended September 30, 2024, Viatris reported total revenues of $3.75 billion, compared to $3.94 billion for the comparable prior year period, representing a decrease of $190.7 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.74 billion, compared to $3.93 billion for the comparable prior year period, representing a decrease of $195.9 million, or 5%. Other revenues for the current quarter were $13.2 million, compared to $8.0 million for the comparable prior year period.
Net sales decreased by approximately $290.7 million or 7% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $14.6 million, or less than 1%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan and countries in Emerging Markets. Additionally, on a constant currency basis, net sales from the remaining business increased by approximately $109.4 million, or 3%, for the three months ended September 30, 2024 compared to the prior year period. The increase was driven by new product sales, primarily in Developed Markets, of approximately $133.1 million. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by base business erosion of approximately $23.7 million.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 36% and 35% for the three months ended September 30, 2024 and 2023, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $109.8 million or 5% during the three months ended September 30, 2024 when compared to the prior year period. Net sales decreased by approximately $184.7 million or 8% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The favorable impact of foreign currency translation was approximately $15.4 million, or less than 1%. Constant currency net sales from the remaining business increased by approximately $59.5 million or 2% when compared to the prior year period. New product sales throughout Developed Markets, combined with the stability of our existing product portfolio, helped to offset the anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector, as a result of lower pricing due to additional competition and increased utilization within government channels. Net sales within North America totaled approximately $990.6 million and net sales within Europe totaled approximately $1.31 billion.

Greater China Segment
Net sales from Greater China increased by $13.4 million or 2% for the three months ended September 30, 2024 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $1.9 million. Constant currency net sales increased by approximately $15.3 million or 3% when compared to the prior year period, driven by higher volumes of existing products. Divestitures did not have a significant impact on the net sales for the current quarter.
JANZ Segment
Net sales from JANZ increased by $9.8 million or 3% for the three months ended September 30, 2024 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $9.8 million, or 3%. In addition, net sales decreased by approximately $6.5 million, or 2%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by approximately $26.1 million, or 8%, when compared to the prior year period, driven primarily by new product sales in Australia and volume growth of our promoted brands in Japan. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $109.3 million or 17% for the three months ended September 30, 2024 when compared to the prior year period. Net sales decreased by approximately $99.5 million, or 15%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $18.3 million, or 3%. Constant currency net sales from the remaining business increased by $8.5 million, or 1% when compared to the prior year period, primarily driven by new products and higher volumes of existing products in certain Latin American, Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $2.25 billion for the three months ended September 30, 2023 to $2.29 billion for the three months ended September 30, 2024. The increase in cost of sales was primarily driven by restructuring related costs for additional anticipated plant closures. This increase was partially offset by the impact of the decrease in net sales, including as a result of the divestitures that have closed during 2023 and 2024.
Gross profit for the three months ended September 30, 2024 was $1.46 billion and gross margins were 39%. For the three months ended September 30, 2023, gross profit was $1.69 billion and gross margins were 43%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the restructuring-related costs discussed above. Adjusted gross margins were approximately 58% for the three months ended September 30, 2024, compared to approximately 59% for the three months ended September 30, 2023.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$2,292.0	$2,250.6
Deduct:
Purchase accounting amortization and other related items	(586.2)	(602.0)
Acquisition and divestiture-related costs	(18.8)	(14.1)
Restructuring related costs	(82.7)	(9.1)
Share-based compensation expense	(0.8)	(0.7)
Other special items	(45.2)	(16.7)
Adjusted cost of sales	$1,558.3	$1,608.0

Adjusted gross profit (a)	$2,192.9	$2,333.9

Adjusted gross margin (a)	58%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the three months ended September 30, 2024 was $198.4 million, compared to $211.2 million for the comparable prior year period, a decrease of $12.8 million due to the timing of clinical development programs.
Selling, General & Administrative Expense
SG&A expense for the current quarter was $1.00 billion, compared to $1.05 billion for the comparable prior year period, a decrease of $50.1 million. The decrease was primarily driven by the impact of the divestitures, including lower acquisition and divestiture-related costs of approximately $21.5 million.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended
	September 30,
(In millions)	2024	2023
Contingent consideration adjustment	$26.8	$(2.9)
Litigation settlements, net	4.7	(23.2)
Total litigation settlements and other contingencies, net	$31.5	$(26.1)
Contingent consideration adjustment for the current quarter was primarily driven by a fair value adjustment related to the Idorsia contingent consideration liability. Refer to Note 11 Financial Instruments and Risk Management in Part I, Item 1 of this Form 10-Q for more information.

Also refer to Note 17 Litigation in Part I, Item 1 of this Form 10-Q for more information.

Interest Expense
Interest expense for the three months ended September 30, 2024 totaled $145.6 million, compared to $141.5 million for the three months ended September 30, 2023, an increase of $4.1 million. The increase is primarily due to the non-cash accretion of the contingent consideration liability related to the Idorsia Transaction, partially offset by lower interest expense as a result of debt repayments.
Other Income, Net
Other income, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the three months ended September 30, 2024 totaled $10.2 million, compared to $92.0 million for the three months ended September 30, 2023.

The decrease in other income, net was primarily driven by net loss on divestitures of approximately $107.4 million, and by lower TSA income of approximately $19.7 million as the prior year period included TSA income related to the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D. These decrease were partially offset by a higher net gain of $20.3 million related to the CCPS in Biocon Biologics, higher interest income of $17.3 million, and gain on debt extinguishments of $16.7 million.

Income Tax Provision
For the three months ended September 30, 2024, the Company recognized an income tax benefit of $4.3 million, compared to an income tax provision of $70.6 million for the comparable prior year period, a change of $74.9 million. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended
	September 30,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$6,783.3	$6,932.7	(2)%	$(13.6)	$6,769.7	(2)%
Greater China	1,644.7	1,645.1	—%	42.4	1,687.1	3%
JANZ	1,011.7	1,052.2	(4)%	70.6	1,082.3	3%
Emerging Markets (3)	1,737.7	1,932.5	(10)%	91.5	1,829.2	(5)%
Total net sales	$11,177.4	$11,562.5	(3)%	$190.9	$11,368.3	(2)%

Other revenues (4)	33.8	27.1	NM	(0.1)	33.7	NM
Consolidated total revenues (3)(5)	$11,211.2	$11,589.6	(3)%	$190.8	$11,402.0	(2)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2024 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)Reductions were driven primarily by the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024.
(4)For the nine months ended September 30, 2024, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $22.6 million, $0.8 million, $1.7 million, and $8.7 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the nine months ended September 30, 2024, Viatris reported total revenues of $11.21 billion, compared to $11.59 billion for the comparable prior year period, representing a decrease of $378.4 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2024 were $11.18 billion, compared to $11.56 billion for the comparable prior year period, representing a decrease of $385.1 million, or 3%. Other revenues for the nine months ended September 30, 2024 were $33.8 million, compared to $27.1 million for the comparable prior year period.
Net sales decreased by approximately $445.4 million or 4% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $190.9 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China, and countries in Emerging Markets. Additionally, on a constant currency basis, net sales from the remaining business increased by approximately $251.2 million, or 2%, for the nine months ended September 30, 2024 compared to the prior year period. The increase was driven by new product sales of approximately $497.2 million, primarily in Developed Markets. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. This increase was partially offset by base business erosion of approximately $246.0 million.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% and 34% for the nine months ended September 30, 2024 and 2023, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $149.4 million or 2% for the nine months ended September 30, 2024 when compared to the prior year period. Net sales decreased by approximately $231.3 million or 3% due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The favorable impact of foreign currency translation was approximately $13.6 million or essentially flat. Constant currency net sales from the remaining business increased by approximately $68.3 million or 1% when compared to the prior year period. New product sales throughout Developed Markets, including Breyna™ in the U.S., combined with the stability of our existing product portfolio, helped to offset the anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector and Perforomist®, as a result of lower pricing and volumes due to additional competition and increased utilization within government channels. Net sales within North America totaled approximately $2.87 billion and net sales within Europe totaled approximately $3.91 billion.

Greater China Segment
Net sales from Greater China were essentially flat for the nine months ended September 30, 2024 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $42.4 million, or 3%. Constant currency net sales increased by approximately $42.0 million or 3% when compared to the prior year period, driven by higher volumes of existing products. Divestitures did not have a significant impact on the net sales for the current year period.
JANZ Segment
Net sales from JANZ decreased by $40.5 million or 4% for the nine months ended September 30, 2024 when compared to the prior year period. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $70.6 million, or 7%. In addition, net sales decreased by approximately $7.1 million, or 1%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by approximately $37.2 million, or 4%, when compared to the prior year period, driven primarily by new product sales in Australia and volume growth of our promoted brands in Japan. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $194.8 million or 10% for the nine months ended September 30, 2024 when compared to the prior year period. Net sales decreased by approximately $207.0 million, or 11%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $91.5 million, or 5%. Constant currency net sales from the remaining business increased by $103.7 million, or 5% when compared to the prior year period, primarily driven by new products and higher volumes of existing products in certain Latin American, Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $6.75 billion for the nine months ended September 30, 2023 to $6.80 billion for the nine months ended September 30, 2024. The increase in cost of sales was largely driven by an IPR&D intangible asset impairment charge of $102.0 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information. This increase was partially offset by the impact of the decrease in net sales, including as a result of the divestitures that have closed during 2023 and 2024.
Gross profit for the nine months ended September 30, 2024 was $4.41 billion and gross margins were 39%. For the nine months ended September 30, 2023, gross profit was $4.84 billion and gross margins were 42%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the IPR&D intangible asset impairment charge. Adjusted gross margins were approximately 58% for the nine months ended September 30, 2024, compared to approximately 60% for the nine months ended September 30, 2023.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$6,802.6	$6,747.5
Deduct:
Purchase accounting amortization and other related items	(1,907.6)	(1,864.7)
Acquisition and divestiture-related costs	(42.1)	(26.7)
Restructuring related costs	(98.3)	(88.9)
Share-based compensation expense	(2.5)	(2.2)
Other special items	(92.5)	(91.9)
Adjusted cost of sales	$4,659.6	$4,673.1

Adjusted gross profit (a)	$6,551.6	$6,916.5

Adjusted gross margin (a)	58%	60%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research & Development Expense
R&D expense for the nine months ended September 30, 2024 was $602.2 million, compared to $602.4 million for the comparable prior year period, essentially flat.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2024 was $3.38 billion, compared to $3.04 billion for the comparable prior year period, an increase of $334.6 million. The increase was primarily due to a goodwill impairment charge of $321.0 million related to the JANZ reporting unit, and higher acquisition and divestiture-related costs of approximately $45.2 million. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information on the goodwill impairment charge. These increases were partially offset by the impact of the divestitures.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30,
(In millions)	2024	2023
Contingent consideration adjustment	$28.4	$12.7
Litigation settlements, net	210.9	(49.2)
Total litigation settlements and other contingencies, net	$239.3	$(36.5)
Contingent consideration adjustment for the nine months ended September 30, 2024 was primarily driven by a fair value adjustment related to the Idorsia contingent consideration liability. Refer to Note 11 Financial Instruments and Risk Management in Part I, Item 1 of this Form 10-Q for more information.

Also refer to Note 17 Litigation in Part I, Item 1 of this Form 10-Q for more information.

Interest Expense
Interest expense for the nine months ended September 30, 2024 totaled $429.8 million, compared to $432.2 million for the nine months ended September 30, 2023, a decrease of $2.4 million. The decrease is primarily due to the impact of debt repayments, partially offset by the non-cash accretion of the contingent consideration liability related to the Idorsia Transaction.
Other Income, Net
Other income, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other income, net for the nine months ended September 30, 2024 totaled $143.2 million, compared to $269.4 million for the nine months ended September 30, 2023.

The decrease in other income, net was primarily driven by a net loss on divestitures of approximately $295.8 million, and by lower TSA income of approximately $92.8 million as the prior year period included TSA income related to the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D. This decrease was partially offset by higher net gains of $220.8 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics, higher interest income of $39.8 million, and gain on debt extinguishments of $16.7 million.

Income Tax Provision
    For the nine months ended September 30, 2024, the Company recognized an income tax provision of $21.0 million, compared to $237.6 million for the comparable prior year period, a decrease of $216.6 million. The current year income tax provision was negatively impacted due to the goodwill impairment charge recorded in the second quarter of 2024, for which no tax benefit was realized. This was partially offset by a benefit related to the release of reserves for uncertain tax positions as a result of the favorable court decision in the Australian tax matter, and certain statute of limitations expirations. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates. Further impacting the tax provision for the nine months ended September 30, 2023 was a tax expense of $22.3 million related to an agreement with the Indian tax authorities in March 2023 in respect of the pricing of its international transactions.

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

Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings and U.S. GAAP Earnings (Loss) Per Share to Adjusted EPS
A reconciliation between net earnings (loss) and diluted earnings (loss) per share as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2024		2023		2024		2023
U.S. GAAP net earnings (loss) and U.S. GAAP diluted earnings (loss) per share	$94.8	$0.08	$331.6	$0.27	$(117.7)	$(0.10)	$820.3	$0.68
Purchase accounting amortization (primarily included in cost of sales) (a)	586.0		602.0		1,907.6		1,864.6
Impairment of goodwill (included in SG&A) (b)	—		—		321.0		—
Litigation settlements and other contingencies, net	31.5		(26.1)		239.3		(36.5)
Interest expense (primarily amortization of premiums and discounts on long term debt)	0.4		(10.7)		(14.0)		(31.5)
Loss on divestitures of businesses (included in other income, net) (c)	107.4		—		295.8		—
Acquisition and divestiture-related costs (primarily included in SG&A) (d)	98.2		115.7		290.8		230.1
Restructuring-related costs (e)	105.4		14.9		146.1		98.7
Share-based compensation expense	32.4		43.1		113.8		124.9
Other special items included in:
Cost of sales (f)	45.2		16.7		92.5		91.9
Research and development expense	—		0.3		2.8		2.7
Selling, general and administrative expense	15.5		2.7		43.1		34.0
Other income, net (g)	(43.9)		(26.4)		(322.1)		(114.0)
Tax effect of the above items and other income tax related items (h)	(175.3)		(111.0)		(462.2)		(294.1)
Adjusted net earnings and adjusted EPS	$897.6	$0.75	$952.8	$0.79	$2,536.8	$2.11	$2,791.1	$2.32
Weighted average diluted shares outstanding	1,200.4		1,207.6		1,202.5		1,205.6

Significant items include the following:
(a)For the nine months ended September 30, 2024, includes an IPR&D intangible asset impairment charge of $102.0 million as the Company concluded that one of its IPR&D assets was fully impaired due to unfavorable clinical results and the termination of the development program.
(b)For the nine months ended September 30, 2024, includes a goodwill impairment charge of $321.0 million related to the JANZ reporting unit.
(c)For the three months ended September 30, 2024, consists primarily of additional pre-tax charges related to the divestitures of the OTC, API, and women’s healthcare businesses of approximately $92.6 million, $15.1 million, and $2.0 million, respectively. For the nine months ended September 30, 2024, consists primarily of additional pre-tax charges / (gains) related to the divestitures of the OTC, API, and women’s healthcare businesses of approximately $340.2 million, $32.5 million, and $(77.6) million, respectively.
(d)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(e)For the three and nine months ended September 30, 2024, charges include approximately $82.7 million and $98.3 million, respectively, in cost of sales, approximately $0.9 million and $1.9 million, respectively, in R&D, and approximately $21.8 million and $45.9 million, respectively, in SG&A.
(f)For the three and nine months ended September 30, 2024, charges include incremental manufacturing variances at plants in the 2020 restructuring program of approximately $4.0 million and $15.5 million, respectively.
(g)For the three and nine months ended September 30, 2024, includes gains of approximately $39.4 million and $368.7 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. Also includes a gain on the extinguishment of debt of $16.7 million.
(h)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2024 compared to the prior year period:

	Three Months Ended September 30,		Nine months ended September 30,
(In millions)	2024	2023	2024	2023
U.S. GAAP net earnings (loss)	$94.8	$331.6	$(117.7)	$820.3
Add / (deduct) adjustments:
Income tax (benefit) provision	(4.3)	70.6	21.0	237.6
Interest expense (a)	145.6	141.5	429.8	432.2
Depreciation and amortization (b)	669.7	679.4	2,147.0	2,096.1
EBITDA	$905.8	$1,223.1	$2,480.1	$3,586.2
Add / (deduct) adjustments:
Share-based compensation expense	32.4	43.1	113.8	124.9
Litigation settlements and other contingencies, net	31.5	(26.1)	239.3	(36.5)
Loss on divestitures of businesses	107.4	—	295.8	—
Impairment of goodwill	—	—	321.0	—
Restructuring, acquisition and divestiture-related and other special items (c)	207.5	120.0	235.9	332.1
Adjusted EBITDA	$1,284.6	$1,360.1	$3,685.9	$4,006.7
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.82 billion for the nine months ended September 30, 2024. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the condensed consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period condensed consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $11.3 million for the nine months ended September 30, 2023.

Operating Activities
Net cash provided by operating activities decreased by $511.3 million to $1.82 billion for the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $2.33 billion for the nine months ended September 30, 2023. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.

The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures in 2023 and 2024, higher transaction costs associated with the divestitures, and the timing of cash payments and collections.
Investing Activities
Net cash from investing activities was $1.97 billion for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $891.2 million for the nine months ended September 30, 2023, an increase of $2.86 billion.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $2.51 billion primarily related to the divestitures of the OTC Business, the API business in India and the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million related to the Idorsia Transaction; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $185.6 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2024 calendar year are expected to be approximately $350 million to $450 million.
In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $211.5 million.
Financing Activities
Net cash used in financing activities was $2.91 billion for the nine months ended September 30, 2024, as compared to $1.38 billion for the nine months ended September 30, 2023, an increase of $1.53 billion.
In 2024, significant items in financing activities included the following:
•repayment of Senior Notes of approximately $1.54 billion;
•repayment of the 1.023% Euro Senior Notes at maturity of approximately $801.7 million;
•share repurchases of $250.0 million;
•cash dividends paid of $431.5 million; and
•receipt of $100.0 million in deferred consideration from the Biocon Biologics Transaction, and net cash of $97.2 million collected on behalf of various partners, including Biocon Biologics, which are included in Other items, net.
In 2023, significant items in financing activities included the following:
•repayment of the 3.125% Senior Notes at maturity of approximately $750.0 million;
•share repurchases of $250.0 million;
•cash dividends paid of $431.6 million; and
•net cash of $104.6 million collected on behalf of various partners, including Biocon Biologics, which is included in Other items, net.

Capital Resources
Our cash and cash equivalents totaled $1.88 billion at September 30, 2024. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2024, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025. The Company also had a $200 million Note Securitization Facility which expired in August 2024 and was not renewed. As of September 30, 2024, the Company did not have any borrowings outstanding under the Receivables Facility.
Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreement governing the Receivables Facility contains various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $19.9 million and $30.8 million of accounts receivable as of September 30, 2024 and December 31, 2023 under these factoring arrangements, respectively. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of September 30, 2024 and December 31, 2023, we have assigned and derecognized approximately $357.0 million and $415.7 million, respectively, of Trade Receivables, Net, which are now included in Other Receivables.
For information regarding our dividends paid and declared and share repurchase program, refer to Note 9 Earnings (Loss) per Share in Part I, Item 1 of this Form 10-Q.
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
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2024, refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q.

The YEN Term Loan Facility and the 2024 Revolving Facility contain customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of corporate existence and rights, property, and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including a financial covenant, which set the Maximum Leverage Ratio as of the end of any quarter at 3.75 to 1.00, except in circumstances as defined in the related credit agreement, and other limitations on the incurrence of subsidiary indebtedness, liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business.
The Company is in compliance with its covenants at September 30, 2024 and expects to remain in compliance for the next twelve months.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly-issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Refer to Note 12 Debt in Part I, Item 1 of this Form 10-Q for more information.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2024 and as of and for the year ended December 31, 2023. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2024	December 31, 2023
ASSETS
Current assets	$803.3	$1,013.1
Non-current assets	62,690.7	63,212.6

LIABILITIES AND EQUITY
Current liabilities	30,960.9	29,824.8
Non-current liabilities	12,740.7	13,933.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(941.6)	(1,243.8)
Net (loss) earnings	(117.7)	54.7
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $371.1 million accrued for legal contingencies at September 30, 2024.
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

In connection with the divestitures, Viatris and the respective buyers have entered into transition services and manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we have entered into distribution agreements for certain markets for a limited period of time. In connection with the closing of the API business divestiture, we have entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2023 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company’s common stock during the three months ended September 30, 2024. Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations– Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program.

ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended September 30, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1
Second Amended and Restated Revolving Credit Agreement, dated as of September 27, 2024, among Viatris, certain affiliates and subsidiaries of Viatris from time to time party thereto as guarantors, each lender and issuing bank from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on September 27, 2024, and incorporated herein by reference.*

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

*Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
November 7, 2024

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
November 7, 2024