Form 10-K
period 2024-12-31
Viatris Inc
filed 2025-02-27
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,661,582,065.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 21, 2025 was 1,193,688,749.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
An amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2024

2

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2024 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2024 Form 10-K, most of which are explained or defined below. Some amounts in this Form 10-K may not add due to rounding.

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
Adjusted EBITDA
Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, gain (loss) on divestitures of businesses, impairment of long-lived assets and goodwill, restructuring, acquisition and divestiture-related and other special items

Adjusted EPS	Adjusted net earnings per diluted share
AI	Artificial intelligence
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The transaction between Viatris and Biocon Biologics pursuant to which Viatris contributed its biosimilars portfolio, composed of the Biocon collaboration programs, biosimilars to Humira®, Enbrel®, and Eylea®, as well as related assets and liabilities to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended from time to time
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAMT	U.S. corporate alternative minimum tax
CCPS	Compulsory convertible preferred shares
cGMP	Current Good Manufacturing Practices
CIRP	Cybersecurity Incident Response Plan
CIRT	Cybersecurity Incident Response Team
Code	The U.S. Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COPD	Chronic obstructive pulmonary disease
COSO	Committee of Sponsoring Organizations of the Treadway Commission

DEA	U.S. Drug Enforcement Agency
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders of all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPD Business	Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business, prior to its acquisition by Mylan in February 2015
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2024
GA Depot	Long-acting glatiramer acetate depot product
GDPR	The EU’s General Data Protection Regulation
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
Idorsia	Idorsia Pharmaceuticals Ltd.
Idorsia Transaction	The transaction between Viatris and Idorsia pursuant to which Viatris acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, certain contingent payments of tiered sales milestones, as well as potential contingent tiered sales royalties
INN	International Nonproprietary Name
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
Lexicon Pharmaceuticals, Inc.	Lexicon
LIBOR	London Interbank Offered Rate
LOE	Loss of exclusivity
Mapi	Mapi Pharma Ltd.
Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation

MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. U.S. Dollar Notes	The 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market
NCDs	Noncommunicable diseases
NDA	New drug application
OECD	The Organisation for Economic Co-operation and Development
OTC	Over-the-counter
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

Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Distributor Markets	Select geographic markets that were part of the Combination that are smaller in nature and in which we had no established infrastructure prior to or following the Combination and that the Company has divested or intends to divest
Upjohn Euro Notes	Senior unsecured notes denominated in euros and issued by Upjohn Finance B.V. pursuant to an indenture dated June 23, 2020
Upjohn U.S. Dollar Notes	Senior unsecured notes denominated in U.S. dollars and originally issued by Upjohn Inc. or Viatris Inc. pursuant to an indenture dated June 22, 2020 and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
URP	Universal reimbursement pricing
Utah Acquisition Sub	Utah Acquisition Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Viatris
Utah Euro Notes	The 3.125% Senior Notes due 2028 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Utah U.S. Dollar Notes	The 3.950% Senior Notes due 2026 and 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
VA	Department of Veterans Affairs
VBP	Volume-based procurement
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
Viatris Board	The board of directors of Viatris Inc.
Viatris Bylaws	The amended and restated bylaws of Viatris Inc.
Viatris Charter	Amended and restated certificate of incorporation of Viatris Inc., as amended
WHO	World Health Organization
YEN Term Loan Facility	The ¥40 billion term loan agreement dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

PART I
ITEM 1.Business
About Viatris
Viatris is a global healthcare company whose breadth and scale we believe make it uniquely positioned to address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris supplies high-quality medicines to approximately 1 billion patients around the world each year. The Company has a global footprint, an extensive portfolio of medicines that is well-diversified across therapeutic areas, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges.

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with approximately 32,000 employees. The Company has 26 manufacturing and packaging sites worldwide, more than 1,400 approved molecules, and industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Viatris has executed various strategic initiatives, transactions and business arrangements over the last few years to return its base business to growth, deliver on its pipeline, reduce debt, maintain an investment grade credit rating and return capital to shareholders. The Company has also completed certain transactions to simplify and streamline its business, accelerate paydown of debt and unlock value, including the Biocon Biologics Transaction and the recently completed divestitures discussed below.

On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics to create a vertically integrated global biosimilars leader. A portion of the consideration received from Biocon at closing included approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics.

In October 2023, the Company announced it had received an offer for the divestiture of its OTC Business and had entered into definitive agreements to divest its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the Upjohn Distributor Markets. The Company has substantially completed all of these divestitures:

•In March 2024, the Company completed the divestiture of its women's healthcare business, primarily related to its oral and injectable contraceptives, to Insud Pharma, S.L., a leading Spanish multinational pharmaceutical company. The transaction included two manufacturing facilities in India: one in Ahmedabad and one in Sarigam.

•In June 2024, the Company completed the divestiture of its API business in India to Matrix Pharma Private Limited, a privately held pharmaceutical company based in India. The transaction included three manufacturing sites and an R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris retained some selective R&D capabilities in API.

•In July 2024, the Company completed the divestiture of its OTC Business to Cooper Consumer Health, a leading European OTC drug manufacturer and distributor. The transaction included two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. The Company retained the rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products) and select OTC products in certain markets.

•Viatris divested its rights to women’s healthcare products Duphaston® and Femoston® in certain countries to Theramex HQ UK Limited, a leading global specialty pharmaceutical company dedicated to women's health. The transaction (other than in the U.K., which was sold to Insud Pharma, S.L. in August 2024) closed in December 2023.

•The divestitures of the commercialization rights in the majority of the Upjohn Distributor Markets closed during 2023 and 2024.

Business Strategy
The Company has laid out three strategic pillars to accelerate growth and shareholder return:

•Diversified & Growing Base Business: We believe the Company’s continued success in its base business comes from its large and diversified portfolio of generics and off-patent brands that extends across markets and therapeutic areas. Here the Company has a clear legacy of deep product knowledge and extensive commercialization and development expertise. We believe it is important that Viatris maintains a strong focus on growing its base business over the long-term.

•Financial Strength & Significant Cash Flow: We believe the Company’s strong balance sheet and sector-leading cash flow generation differentiate it from sector peers. The Company expects to continue to deliver on its long-term financial strategy to return capital to shareholders through dividends and share repurchases, while making investments in its business and maintaining its commitment to its investment grade debt rating.

•Expanding Innovative Portfolio: This represents the Company’s continuous efforts to identify, vet and secure innovative, best-in-class, patent-protected assets in areas of unmet medical need in which it can be successful. By expanding our innovative portfolio, we believe the Company has the potential to drive accelerated and durable revenue growth over the long-term.

As part of expanding our innovative portfolio, on March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future.

The collaboration includes selatogrel, a potential life-saving self-administered medicine for patients with a history of acute myocardial infarction (AMI), or heart attack, and builds on Viatris' existing global cardiovascular franchise and specialty infrastructure, as well as its knowledge, leadership, and distribution capabilities for self-administered medication for acute life-threatening conditions.

The collaboration also includes cenerimod, a novel immunology asset that has the potential to be a first-in-class oral therapy for the treatment of systemic lupus erythematosus (SLE), the most common form of lupus. Through lifecycle management, this asset also has the potential for broad application across multiple autoimmune diseases in a specialist-driven category with attractive market dynamics for oral therapies and could be a cornerstone asset in Viatris' immunology portfolio.

Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline.

On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris will receive additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the letter agreement provides for the replacement of the joint development committee with a transition committee to oversee the transition of both development programs to Viatris. For additional information, see Part I, Item 1A Risk Factors – “We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including divestitures, acquisitions or other potential transactions.”, “If we are unable to successfully introduce new products in a timely manner, our future revenue and profitability may be adversely affected.” and “We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.”

Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2024 and Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2024.
Organization
Upjohn was incorporated in Delaware on February 14, 2019 as a wholly-owned subsidiary of Pfizer to operate the Upjohn Business. Effective as of November 16, 2020, Upjohn, Mylan and Pfizer consummated the combination of Mylan with the Upjohn Business through a Reverse Morris Trust transaction, Viatris became the parent entity of the combined Upjohn Business and Mylan business, and Upjohn changed its name to “Viatris Inc.” As a result of the Combination, Mylan ceased to exist as a separate legal entity after merging with and into Mylan II B.V., an indirect wholly owned subsidiary of Viatris.
The Upjohn Business was a global, primarily off-patent branded and generic established medicines business, which included 20 primarily off-patent oral solid dose legacy brands, such as Lyrica®, Lipitor®, Celebrex® and Viagra®.
Mylan was founded in 1961 as a privately-owned company and grew over time into one of the largest manufacturers of generic medicines in the U.S. Mylan became a publicly traded company in 1973. Mylan’s strategy then led to many acquisitions which played a significant role in the evolution of that company, including Matrix Laboratories Limited (2007); Merck KGaA’s generic and specialty pharmaceutical business (2007); the EPD Business (2015) and Meda AB (publ.) (2016). These acquisitions assisted in creating robust research, manufacturing, supply chain and commercial platforms on a global scale; substantially expanding its portfolio of medicines; diversifying by geography, product type and channel; maintaining its commitment to quality; and cultivating its global workforce.
Business Model and Operations
At Viatris, we have a relentless focus on delivering access at scale. Our strength is in our diversity. Our business and operating model is deliberately designed and implemented to deliver on our strategy to provide and sustain access to medicine at scale. We seek to create value for and together with our key stakeholders – the people who trust our medicines every day, the health systems who rely on us, the people who make up Viatris, our partners and the investors who believe in our ability to execute on our ambitious mission.

We are convinced that patients and health systems around the world are best served by a healthcare company applying a well-rounded and long-term approach, maintaining viability while working to manage inherent risks and opportunities and continuously striving to advance sustainable operations and responsible practices in a focused way. We see healthcare not as it is, but as it should be. We act courageously and believe we are uniquely positioned to be a source of stability in a world of evolving healthcare needs. Our mission is to empower people worldwide to live healthier at every stage of life. We do so via Access, Leadership and Partnership.

ACCESS
Viatris provides high-quality, trusted medicines, regardless of geography or circumstance. As noted above access is fundamental to our mission. It is not an initiative; it is our business model, and it is personal. It begins with our ability to sustainably deliver quality medicines to people, regardless of geography or circumstance. We believe we are a company uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. We are committed to improving access to high-quality medicines and working to ensure a reliable supply so patients can get the treatments they need, when and where they need them. Our global portfolio, supported by our science, medical and manufacturing expertise, delivers global iconic and key brands, and generics, including complex products.

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

As a company, Viatris:
•Covers a broad range of therapeutic areas. We produce medicines for patients across a broad range of major therapeutic areas. From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. We also offer support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health. We continue to seek opportunities in various therapeutic areas that move the Company forward and leverage the strength of our internal capabilities and global platform.

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
•Helps hearts stay healthier. According to the WHO, coronary heart disease is the number one cause of death globally. With our acquisition of selatogrel and licensing agreement for sotagliflozin, we are continuing to build on our strong presence in cardiovascular disease. Viatris collaborates with many organizations to help prevent, diagnose, and treat cardiovascular illnesses. Our deep experience in emerging and developed markets affords a tried-and-true method of achieving high impact across the patient experience, from awareness to adherence. In close collaboration with governments, healthcare providers, technology partners and patients, we at Viatris work to nurture healthcare systems that can adapt and respond to patients’ ever-changing needs. We continue to collaborate with medical associations, patient advocacy groups and academia to develop innovative, integrated solutions and programs to help strengthen both the delivery and quality of healthcare.

•Fights infectious disease. We are also a global leader in treating infectious diseases such as HIV/AIDS, hepatitis, and tuberculosis, and offer an extensive portfolio across these disease states. While many important strides have been made to treat these illnesses, there is still more to be done in countries where lack of access to therapeutics, preventative treatment and diagnostics often result in patients not receiving proper care, and those where HIV transmission continues decades into the epidemic. From manufacturing a pediatric-friendly antiretroviral used to treat HIV-positive infants to providing HIV self-tests in some low- and middle-income countries, we are innovating to help patients.
An Increasingly Innovative and Differentiated Pipeline
Our confidence in the future delivery of our pipeline is rooted in our strong historic development programs and list of firsts, including the first FDA approvals of the generic version of Allergan's Restasis® and the generic version of Symbicort®, Breyna™. In addition, we are working on many other programs, including the potential to be first to market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Venofer® and Wegovy™. We are also working with our partners in developing patent-protected, innovative assets such as selatogrel and cenerimod, and on novel and complex products such as our BOTOX® (onabotulinumtoxinA) biosimilar.

While we continue to diligently pursue important generics opportunities, we have increasingly focused on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. Complex product categories are critical to patient health and are growing at a rapid pace. Our goal is to enhance our proven scientific capabilities and current global platform, including our Global Healthcare Gateway®, which allows partners to access our infrastructure and many established strengths to reach patients they may not have the resources to reach on their own, to create a durable and higher-margin portfolio of products. And that means further expanding beyond our current scope into more innovative products, including innovative, best-in-class, patent-protected assets that address areas of significant unmet medical need.

LEADERSHIP
Viatris is advancing sustainable operations and innovative solutions to improve patient health and support more resilient healthcare systems. Viatris is committed to providing steady leadership in a world that is constantly evolving. We take that commitment seriously and know that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. We know what it takes to reach more patients with more products, and believe that Viatris is uniquely positioned to make a difference through our:
•Powerful global operating platform, which combines what we believe to be best-in-class manufacturing and supply chain capabilities. We have designed our global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape. Viatris operates approximately 26 manufacturing and packaging sites worldwide that produce oral solid doses, injectables, and products with complex dosage forms on five different continents. Together with a global, flexible and diverse supply chain, our platform strives to mitigate risks of disruption and ensure supply reliability. Our responsive global network has helped us maintain a reliable supply of much needed medicines through times of significant volatility. We are committed to advancing responsible and sustainable operations and work diligently to minimize our environmental footprint across the Viatris network while safeguarding access to medicine.

•Robust global technical resources, including thousands of scientists, regulatory experts, clinical, medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.
•Strong global commercial team, including sales team members and marketing professionals whose goal is to ensure that our products reach customers around the globe.
•Diverse and differentiated global portfolio includes products in more than 10 major therapeutic areas, including both infectious diseases and NCDs, and medicines that help treat the top 10 leading causes of death globally, as determined by the WHO. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high-quality and affordable ARVs in more than 100 countries.
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

PARTNERSHIP
Leveraging our collective expertise to connect people to products and services. Partnerships and collaborations are critical, as are policies and strong healthcare systems that allow for healthy competitive environments. We have a strong history of playing a leading role by partnering with other pharmaceutical companies, nonprofit organizations, government agencies, policymakers, trade associations and alliances, industry researchers and patient advocacy groups to promote sustainable access to treatment, build more resilient healthcare systems and drive these issues within our industry on global, regional and local levels. Many of our collaborations focus on access to medicine; public awareness and disease screening; and healthcare professional education and support.

Global Healthcare Gateway® Built to Fuel Growth and Partnerships
The Company’s Global Healthcare Gateway® offers partners ready access to more markets and patients worldwide through the Company’s unique global infrastructure and expertise, connecting more people with even more products and services they may not have the resources to reach on their own. The Company is actively engaging with potential business partners to help them accelerate possibilities of using their own healthcare assets to reach more markets and patients by leveraging Viatris’ unique global platform – its R&D, supply chain, manufacturing, regulatory, commercial and legal expertise. With the global platforms and infrastructure supporting its innovative Global Healthcare Gateway®, the Company is enhancing its capital allocation approach to business development, and its organic and inorganic R&D investments through a focused governance structure to ensure the highest level of strategic decision-making.

A recent example of how the Company is utilizing its Global Healthcare Gateway® is the October 2024 exclusive licensing agreement with Lexicon for sotagliflozin in all markets outside of the U.S. and Europe. This licensing agreement leverages Viatris’ expertise in cardiovascular diseases and is another example of how the Company is continuing to expand its innovative portfolio by identifying, vetting and securing highly innovative, patent-protected assets that address significant unmet medical needs.

Licensing and Other Partner Agreements
Viatris periodically enters into commercial licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Doing so helps the Company share risks and costs, leverage strengths and scale up commercialization, but usually requires the Company to also share future profits. The result often is that medicines become available sooner and to a significantly larger group of patients.
The Company’s significant licensing and other partner agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic compounds, respiratory products, and other complex or innovative products. Refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information. As the Company continues to expand its portfolio of more innovative, best-in-class, patent-protected assets, the Company may enter into more financial commitments in connection with agreements with its collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. For additional information, see Part I, Item 1A Risk Factors – “We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including divestitures, acquisitions or other potential transactions.”

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

The manufacturing of API and finished dosage forms is currently performed by a combination of internal and external manufacturing operations. After completing the divestiture of our API business in India, we continue to maintain some selective R&D capabilities in API and believe we have access to adequate API supplies through a manufacturing and supply agreement with the API business buyer and our arrangements with other manufacturers. For additional information, see Part I, Item 1A Risk Factors - “We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.” of this Form 10-K.

The Company’s significant manufacturing, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, India, Australia, China, and certain EU countries, including Ireland. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
The Company believes all its facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes, and they have capacities adequate for the current operations.
Facilities and records related to our products are subject to periodic inspection by the FDA, the EMA and other regulatory authorities in jurisdictions where the Company’s products are marketed. In addition, authorities often conduct pre-approval plant inspections to determine whether the Company’s systems and processes comply with current GMP and other regulations, and clinical-trial reviews to evaluate regulatory compliance and data integrity. Our suppliers, contract manufacturers, clinical trial partners and other business partners are subject to similar regulations and periodic inspections. The Company remains committed to maintaining the highest quality manufacturing standards at its facilities around the world and to continuous assessment and improvement in a time of evolving industry dynamics and regulatory expectations.

Following an inspection by the FDA at our oral finished dose manufacturing facility in Indore, India in 2024, the FDA has issued a warning letter, and an import alert related to this facility. The import alert affects 11 actively distributed products that will no longer be accepted into the U.S. until the warning letter is lifted. It makes exceptions, subject to certain conditions, for four products based on shortage concerns. Following recently concluded discussions with the FDA, the Company does not expect additional product exceptions to be granted by the FDA.

Following the substance of FDA’s original inspection observations, the Company immediately implemented a comprehensive remediation plan at the site. The necessary corrective and preventive actions are well underway, including but not limited to related personnel actions. Additionally, we have engaged independent third-party subject matter experts to support the remediation plan.

We have been in regular communication with FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps we have taken to resolve all the points raised. Our responses to the warning letter and import alert were submitted within the required time periods.

While product continues to be shipped from the Indore facility to markets outside the U.S., some impact in other markets, including the ARV business in Emerging Markets and select generic products in Europe, is anticipated. The Company currently estimates the negative impact to 2025 total revenues to be approximately $500 million and to 2025 earnings from operations to be approximately $385 million.

We take very seriously our continued and comprehensive oversight of our entire manufacturing network. Patient safety remains our primary and unwavering focus. We will work closely with our customers to mitigate any possible supply disruptions and meet the needs of the patients we serve.

For additional information, see Part I, Item 1A Risk Factors - “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.” of this Form 10-K.

Customers and Marketing
Our customers include retail and pharmacy establishments, wholesalers and distributors, payers, insurers and governments, and institutions, such as hospitals, among others. See “Channel Types” below for more information about our customers.

The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2024, 2023 and 2022:

	Percentage of Consolidated Net Sales
	2024	2023	2022
McKesson Corporation	*	10%	11%
Cencora, Inc. (formerly AmerisourceBergen Corporation)	12%	10%	10%
Cardinal Health, Inc.	*	5%	5%
*     Net sales represented less than 10% of consolidated net sales during the period.

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
As the Company looks to the future, Viatris’ goal is to leverage its proven scientific capabilities to create a durable and higher-margin portfolio of products. Viatris intends to continue building its pipeline and focusing on products with greater complexity while also investing in the lifecycle management of certain key products in our current portfolio. The Company is also expanding further beyond its current scope into more innovative products, including innovative, best-in-class, patent-protected assets that address areas of significant unmet medical need. The Company is further enhancing its commercial and scientific capabilities as needed for this future portfolio and intends to increase its R&D investment as well as inorganically grow via business development through its Global Healthcare Gateway®.

Viatris currently markets prescription branded and generic drugs, including complex drugs.
Branded drugs are typically prescription pharmaceuticals that are sufficiently novel as to be protected by patents or other forms of exclusivity. As such, these drugs, which bear trade names, may be produced and sold only by those owning the rights, subject to certain challenges that other companies may make. Developing new medicines can take years and significant investment. Only a few promising therapies ever enter clinical trials. Fewer still are approved for sale by health authorities, at which point marketing to healthcare providers and consumers begins. Because patents and exclusivities last many years, they serve as an incentive to developers. During the periods protected, developers often recoup their investments and earn a profit. In many high-income countries, the brand business often is characterized by higher margins on lower volumes - especially as compared with generic manufacturers. Viatris has numerous branded drugs, including iconic brands, as well as several global key brands to help patients manage their health. Brand drugs include branded generics which are off-patent products that are sold under an approved proprietary name for marketing purposes. Brand products often become branded generics once patent protections or other forms of exclusivity expire. Branded generic products are common in many countries outside the U.S., including emerging markets. Brand and branded generic products are more sensitive to promotion than are unbranded generic products. They therefore represent the primary focus of most of our sales representatives and product-level marketing activity. Our remaining OTC products, which are sold directly to consumers without a prescription and without reimbursement, are generally sold under a brand name.
Generic drugs are therapeutically equivalent versions of brand drugs. Generics generally become available once the patents and other exclusivities on their branded counterparts expire. The generics business is generally characterized by lower margins on higher volumes of a relatively large number of products. Our generic medicines work in the same way and provide the same clinical benefits as their as their brand-name counterparts and may cost less, providing patients and the healthcare system important savings and options which we believe are essential to making healthcare accessible. The manufacturing of generic medicines is held to the same standards of GMP by health authorities as the manufacturing of branded medicines. National health authorities inspect our facilities around the world to ensure that generic manufacturing, packaging and testing sites pass the same quality standards as those of brand drugs. Generic products typically are sold under their INNs. INNs facilitate the identification of pharmaceutical substances or API. Each INN is unique and globally recognized. A nonproprietary name also is known as a generic name.
Complex drugs are medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including Breyna™ Inhalation Aerosol, the first FDA-approved generic version of Symbicort®, Wixela Inhub®, the first generic of ADVAIR DISKUS® and glatiramer acetate injection, a generic version of Copaxone®. Our current complex products are considered generics and are included within our generics revenue category.
While Viatris will continue to diligently pursue important generics opportunities, the Company will increasingly focus on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving our mission of patient access. The Company believes innovative and complex products categories are critical to patient health and are growing at a rapid pace.

We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities, which is described further in Note 19 Litigation included in Part II, Item 8 of this Form 10-K.

Market Types
Viatris focuses its sales and marketing efforts on the people who make key decisions around pharmaceutical prescribing, dispensing or buying. Decision makers vary by country or region, reflecting law and custom, giving rise to different types of pharmaceutical markets. Many countries feature a mix of or hybrids of various market types, though the Company may focus on just one type in a particular country.
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
For our remaining OTC products, consumers are the decision-makers. OTC products are commonly sold via retail channels, such as pharmacies, drugstores and supermarkets. This makes their sale and marketing comparable to other retail businesses, with broad advertising and trade-channel promotion. Consumers often are loyal to well-known OTC brands. For this reason, suppliers of OTC products, Viatris included, must invest the time and resources needed to build strong OTC brand names.

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
Business Segments
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its large and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere.
Developed Markets
The Developed Markets segment comprises our operations primarily in North America and Europe. The Company’s business in North America is driven mainly by operations in the U.S., where the Company is one of the largest providers of prescription medicines. The U.S. pharmaceutical industry is very competitive, and the primary means of competition are innovation and development, timely FDA approval, manufacturing and supply chain capabilities, product quality, marketing, portfolio size, customer service, reputation and price. Viatris relies on a flexible and cost-effective supply chain to meet the rapidly changing needs of its customers around a reliable, high-quality supply of pharmaceutical products. Europe, where many governments provide healthcare at a low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels, continues to be a highly competitive market, especially in terms of pricing, quality standards, service levels and product portfolio. Viatris’ leadership position in a number of countries provides the Company a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Influvac®, Wixela Inhub®, EpiPen® Auto-Injector, Fraxiparine®, and Yupelri®.

New product launches are an important growth driver. Important recent launches include Breyna™ and lisdexamfetamine in the U.S., and Rivaroxaban in certain European markets.
While Viatris’ U.S. customer base is extensive, it comprises a small number of very large firms as the pharmaceutical industry has undergone tremendous change and consolidation. Viatris believes it is well positioned to serve such customers in the Developed Markets due to the scale it has built in terms of R&D, supply chain, and portfolio breadth.

Greater China
The Greater China segment includes our operations in mainland China, Taiwan, and Hong Kong. The Viatris Greater China portfolio predominantly consists of branded LOE products.
In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its sixth year and includes approximately 400 molecules. All major Viatris brands are included in the VBP molecule lists. The Company has re-balanced its business to expand its focus on the retail pharmacy and e-commerce channels while maintaining its presence in the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in the hospital channel due to VBP. Additional pricing and volume pressure for pharmaceutical products sold in the hospital channel is expected to continue during 2025 and could negatively impact the Company’s results of operations. For additional information, see Part I, Item 1A Risk Factors - “We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.” of this Form 10-K.
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
Significant products within the JANZ segment include AMITIZA®, Effexor®, Lipacreon®, Lyrica®, and EpiPen® Auto-Injector.
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

Among Viatris products sold in the segment are Lipitor®, Lyrica®, Norvasc®, Celebrex®, and ARVs.

Refer to Note 15 Segment Information included in Part II, Item 8 of this Form 10-K for more information about the Company’s segments.
Government Regulation
Regulation by governmental authorities is a significant factor in the R&D, production, marketing, sales and distribution of pharmaceuticals. Viatris’ products are subject to robust developmental studies which include analytical determinations of strength, quality, purity as well as rigorous safety and efficacy determinations using preclinical, pharmacokinetic studies and clinical evaluations to gather data to support regulatory review and approval. This body of work results in extensive data and scientific information that is incorporated into a given product’s regulatory dossier. Manufacturing is conducted under exacting conditions governed by extensive regulation including strict in-process and finished pharmaceutical products specifications and controls. Post-approval activities, such as advertising and promotion, pharmacovigilance, post-marketing regulatory commitments, and pharmacopeial monographs, are also subject to extensive regulation and controls.

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
Any failure or delay by Viatris, its suppliers of manufactured drug product, collaborators or licensees, in obtaining and maintaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit-sharing payments.
Other Regulatory Requirements
Viatris’ business is subject to a wide range of various other federal, state, national, regional, provincial, non-governmental, and local agency rules and regulations. They focus on fraud and corruption, pricing and reimbursement, data privacy, and the environment, among many other considerations. For more information about certain of these regulations and the associated risks the Company faces, see Part I, Item 1A Risk Factors of this Form 10-K.
Research and Development
Viatris’ R&D organization, which includes developers and regulatory and clinical experts, works collaboratively across the Company’s different R&D centers around the world, which include technology-focused development sites and global R&D centers.

Viatris’ research, development and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of the Company’s categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio with a focus on development activities. The Company’s product pipeline includes a variety of dosage forms, including oral solid dosage forms, transdermals, injectables, inhalation, and other delivery systems. While committed to generics and specialty products, over the last several years, a greater portion of the Company’s investments has been focused on complex or difficult-to-formulate products, such as modified release or complex injectables such as glucagon, rather than on commodity products, such as conventional oral solid dosage forms. For example, the Company is working on a number of programs including the potential to be first-to-market for our generics of Abilify Maintena®, Injectafer®, Invega Trinza®, Ozempic®, Venofer® and Wegovy™. The Company is also working with its partners on novel and/or complex products such as our biosimilar to BOTOX® (onabotulinumtoxinA).

As previously mentioned, one of the Company’s strategic pillars is our focus on expanding our innovative portfolio to identify, vet and secure best-in-class, patented-protected assets that address areas of significant unmet medical need. Viatris invests a significant amount of capital and resources in R&D, and this amount is likely to increase as we focus on more complex and innovative products to drive accelerated and durable growth, and build a more durable higher margin portfolio with exclusivity opportunities. In addition to increasing its R&D and IPR&D investment, the Company also expects to inorganically grow via business development through strategic alliances with partners, including through our Global Healthcare Gateway® and agreements with collaboration partners. For additional information, see Part I, Item 1A Risk Factors - “We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.” of this Form 10-K.

Intellectual Property
Viatris considers the protection of its intellectual property rights to be extremely valuable, and the Company acts to protect them from infringement by third parties.
Viatris has an extensive trademark portfolio totaling more than 28,700 trademarks filed globally and routinely apply to register key brand names, generic names, branded generic names, and trade names in numerous countries around the world. The Company’s registered trademarks are renewable indefinitely, and are maintained in accordance with the laws of the countries in which they are registered.
The Company also has an extensive patent portfolio and actively files for patent protection in various countries to protect its brand-name, generic, branded generic, and remaining OTC products, including processes for making and using them. The Company has more than 2,400 patents filed globally. For additional information, see Part I, Item 1A Risk Factors - “We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.” of this Form 10-K.
Further, Viatris has well-established safeguards in place to protect our proprietary know-how and trade secrets, both of which the Company considers extremely valuable to its intellectual property portfolio.
The Company looks for intellectual property licensing opportunities to or from third parties, related not only to our existing products, but as a means for expanding our product portfolio.
Viatris relies on the aforementioned types of intellectual property, as well as our copyrights, trade dress, regulatory exclusivities and contractual protections, to establish a broad scope of intellectual property rights for our product portfolio.
Sustainability
To learn about Viatris’ sustainability work, the Company encourages you to read Viatris’ 2023 Sustainability Report: Building Sustainable Access at Scale1, published in May 2024. The report highlights Viatris’ actions and initiatives across multiple areas of focus in support of the Company’s efforts to continue to be a model for sustainable access to medicine and to make an impact in the communities it serves. It also reports on how the Company progressed in 2023 on its companywide sustainability goals in the areas of: access and global health; workplace culture; and environment (climate, water, and waste). This includes the Company’s scope 1 & 2, as well as its scope 3 emission reduction targets validated and approved by the Science Based Targets initiative (SBTi).

Viatris’ recent accolades include inclusion on TIME’s inaugural list of World’s Most Sustainable Companies, USA Today’s list of America’s Climate Leaders, Forbes’ World’s Best Employers, and TIME’s World’s Top Companies for Women.

The following highlights Viatris’ systematic efforts and progress across key areas:

Access and Global Health
Access is fundamental to Viatris’ mission. It begins with the Company’s ability to sustainably deliver quality medicines to people, regardless of geography or circumstance.

The Company is focused on striving to meet individual needs, whether with a generic medicine, a trusted brand, an improved version of an existing medicine, or a truly novel therapeutic solution.

Viatris goes beyond developing, manufacturing, and distributing quality medicines. With the needs of people at the center, Viatris often works to help find solutions that support resilient healthcare systems. The Company has designed its global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape.

Viatris pursues holistic approaches to prevention, diagnosis, treatment, and disease management. The Company works to build public health awareness, to support and implement research, to deliver access to health education, and to advocate for public policies that advance sustainable access at scale, globally.

Viatris is keenly aware that no one can meet this high aspiration alone. Partnerships and collaborations are critical, as are policies and strong healthcare systems that allow for healthy competitive environments. The need is universal, and Viatris works with an array of both public and private organizations, globally, regionally, and locally, to support sustainable access to quality medicines at consistent quality standards.

Environmental Stewardship

We are committed to minimizing our impact on the environment while working to safeguard a reliable supply of medicine. Our commitment entails systematic and continuous work, and a global integrated approach to managing our impact on and from climate change, energy efficiency and renewable energy, water and waste reduction, and air emissions.

1 Please note that our website, Sustainability Report and their respective contents are not incorporated by reference into this Form 10-K.

As part of having our scope 1 & 2, and scope 3 emission reduction targets validated and approved by SBTi, SBTi classified Viatris’ scope 1 & 2 targets as being aligned with the 1.5°C trajectory. Further, we have updated our initial climate scenario analysis, a key recommendation of the Task Force on Climate-Related Financial Disclosures, to reflect recent divestiture activity. The analysis is global in scope and helps us to continue to understand the risk and uncertainties in different hypothetical scenarios and confirm areas of focus. Key actions and strategies for making progress toward our SBTi climate targets include increasing renewable energy usage, implementing energy-efficiency projects, preventing refrigerant leaks and transitioning to greener refrigerants, using alternative fuels and technologies, and leveraging infrastructure upgrades and utility replacement projects. While it is very hard to predict accurately the future costs associated with compliance with environmental laws, this is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Viatris remains engaged in promoting environmentally responsible supply chains, including through the Company’s compliance with the AMR Industry Alliance’s Common Antibiotic Manufacturing Standard in its operations and its commitment to the standard’s implementation across Viatris’ external supply chain. Viatris’ manufacturing for all dosages of the antibiotic Ciprofloxacin at the Company’s facility in Aurangabad, India, became the first at Viatris to receive British Standards Institute (BSI) Certification under the Antibiotic Manufacturing Standard. Furthermore, Viatris is leveraging its membership in the Pharmaceutical Supply Chains Initiative in external supplier sustainability engagement.

Community Engagement
Viatris seeks to foster healthy communities around the world by supporting education, health and disease awareness efforts that, in particular, promote empowering patients and creating access to care. The Company works via in-kind and monetary donations, volunteering time and talents and engaging with partners to find solutions. The Company’s work addresses common global themes and leverages Viatris colleagues’ collective capabilities, while addressing unique local needs.

Viatris has continued its humanitarian support for emergency response to assist victims of armed conflicts, disasters and extreme weather. Together with long-term partners including but not limited to, Direct Relief, Save the Children, SBP, World Central Kitchen, and the American Red Cross, the Company has supported medical relief shipments, access to food and long-term rebuilding efforts. Furthermore, Viatris colleagues across the globe have done beach cleanups, community fundraisers, and participated in volunteer opportunities to raise money and awareness for patients living with diseases as a part of a larger global initiative called Building Healthier Communities.

Business partnerships, collaboration within and across sectors, memberships, and philanthropic collaborations help us serve patients, healthcare systems and communities worldwide.

Human Capital
Our people
Our approximately 32,000 colleagues are passionate about our mission, and together we are building a performance-driven, highly engaging and inclusive culture where diverse perspectives drive access, innovation and our ability to make an impact in the world.

In 2024, the Company received several recognitions, such as inclusion on Forbes’ World’s Top Companies for Women list, Forbes’ World’s Best Employers list, TIME’s World’s Most Sustainable Companies list, USA Today’s America’s Climate Leaders list, National Association for Business Resources’ Nation’s Best & Brightest in Wellness list and Newsweek’s America’s Greenest Companies list.

In previous years, Viatris has also been included on Forbes’ World’s Best Employers list, USA Today’s America’s Climate Leaders list, 3BL 100 Best Corporate Citizens list, TIME’s World’s Best Companies list, Fast Company’s Most Innovative Companies list, Fortune’s Change the World list, and Newsweek’s America’s Most Responsible Companies list. Viatris has also received several local accolades in 2024 and previous years, such as Great Place to Work® and Top Employers certifications in multiple countries, among many others.

Our colleagues are dedicated to our mission and we continue to build our culture with a focus on colleague experience and engagement; learning and development; career progression; workplace culture; talent attraction and our deep commitment to the health, safety and wellbeing of our colleagues, their families and the communities we serve.

We remain committed to building upon our foundations, harmonizing our processes and programs and initiating many firsts for Viatris. Our commitment to wellbeing has grown with the launch of our Elevate program focused on the health, purpose and growth of our colleagues. This program is fully supported by an active and engaged employee-led group of ambassadors through the Viatris Elevate Champions network. We are living the Viatris mission internally by providing 100% of all colleagues globally access to Elevate tools and resources including many local programs to further support health and wellbeing, with a focus on mental health through employee assistance programs and our new partnership with Unmind.

We have expanded our professional development opportunities, including a focus on executive and management development, and we have continued to build core programming to support colleagues at all stages of life and career. Viatris has successfully introduced new and differentiated core capabilities to enhance our performance and growth aligned with the Company’s strategy moving forward. We believe we have a deep talent bench of core generics and expanding innovative capabilities to help drive our future forward. Through regular annual objective setting and talent assessment practices, the Company believes it provides tools and resources that enable high performance.

At Viatris, diverse perspectives drive innovation and our ability to make an impact in the world. The workplace culture we foster can be one of our greatest strengths in achieving breakthroughs that help empower people to live healthier at every stage of life.

Our Employee Resource Groups have expanded to include EmpoWer advocating for an ecosystem that empowers women to reach their full potential; VIVID supporting LGBTQ+ employees and allies; RISE supporting our colleagues of African descent; and Care, advocating for caregivers. The insights from our employee listening strategy guide our efforts as we continually strive to create a work environment where people can learn, grow, feel appreciated and make an impact in the world.

Health and Safety
Protecting the health and safety of our colleagues is essential at Viatris. We have a global Environmental, Health and Safety Management System, technical requirements, processes and systems that establish the foundation of our health and safety program. This focus, along with our deep commitment to wellbeing, applies to all locations and guides us in cultivating a culture of health and safety throughout our global workforce.

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

ITEM 1A.Risk Factors
We operate in a complex and rapidly changing environment that involves risks, many of which are beyond our control. Our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price could be materially affected by any of these risks, if they occur, or by other factors not currently known to us, or not currently considered to be material. These risk factors should be read in conjunction with the other information in this Form 10-K, as well as our other filings with the SEC.
Our risk factors are organized into five categories: Strategic, Operational, Compliance, Finance and General.
Summary

Below is a summary of some of the more significant risks and uncertainties we face. This summary is not exhaustive and is qualified by reference to the full set of risk factors set forth in this Part I, Item 1A.

•Strategic Risks
◦We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including divestitures, acquisitions or other potential transactions.
◦There are ongoing risks and uncertainties associated with our recent divestitures, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
◦Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
•Compliance Risks
◦We are subject to the U.S. Foreign Corrupt Practices Act, U.S. Foreign Extortion Prevention Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.
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
•Finance Risks
◦There can be no guarantee that we will continue to pay dividends or repurchase shares under our share repurchase program.
◦We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
◦Currency fluctuations and changes in exchange rates have impacted and could continue to adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

Strategic Risks

We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including divestitures, acquisitions or other potential transactions.

Viatris has announced various strategic initiatives and priorities, transactions and business arrangements. As the Company moves forward, it will look to accelerate its growth by building on the strength of its base business with an expanding portfolio of innovative, best-in-class, patent-protected assets and will focus on three strategic pillars: 1) diversified and growing base business, 2) financial strength and significant cash flow and 3) expanding innovative portfolio.

Implementing these and other strategic initiatives and priorities has included and may in the future include divestitures, acquisitions, asset purchases, partnerships, collaborations, joint ventures, product rationalization and other investments. Certain of these transactions and arrangements have been and may in the future be material both from a strategic and financial perspective. These strategic initiatives and priorities have been, and may continue to be, complex, time-consuming or expensive, may divert management’s and employees’ attention, and expose us to operational ineffectiveness. We may miscalculate the risks associated with our strategic initiatives and priorities at the time they are made or not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the potential of R&D pipelines, manufacturing issues, compliance issues, or the outcome of ongoing legal and other proceedings. Innovative assets are more difficult, costly and time-consuming to develop, receive regulatory approval for and bring to market. There can be no assurance that we will be able to achieve all of our intended goals or outlooks with respect to such strategies and priorities within the anticipated timeframes or at all, fully realize the expected benefits of any such transactions or arrangements, or successfully manage base business erosion or grow in future periods.

Divestitures, product rationalizations or asset sales have resulted and could in the future result in asset impairments, or reductions to the size or scope of our business, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating divested businesses or assets, which could negatively impact our ongoing operations, future earnings and future goals and outlooks. Please also refer to “There are ongoing risks and uncertainties associated with our recent divestitures, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.”

We have also entered into strategic alliances with partners, including through our Global Healthcare Gateway®, to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We have entered into and may in the future enter into agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. We commit substantial efforts and other resources to these various alliances and collaborations. In addition, as the Company looks to accelerate its growth by building on the strength of its base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, it expects to use more capital resources and has entered into, and may in the future enter into, financial commitments in connection with these alliances and collaborations. For example, our acquisition of the development programs for selatogrel and cenerimod, which are currently in Phase 3 development. There is a risk that the investments made by us in these and other alliances and collaborative arrangements will not generate financial returns. While we believe our relationships with our collaboration partners generally are successful, our collaboration partners’ financial situation, or disputes or conflicting priorities and regulatory or legal intervention has been or could in the future be a source of delay or uncertainty as to the expected benefits of our strategic alliances and collaborations. For example, on February [25], 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described in Part I, Item 1 Business - About Viatris - Business Strategy of this Form 10-K.

The overall execution of our strategic initiatives and priorities may result in material unanticipated problems, expenses, liabilities, competitive responses, operational inefficiencies, adverse tax consequences, impairment or restructuring charges, loss of customer relationships, difficulty attracting and retaining qualified employees, and diversion of management’s and/or employee’s attention, among other potential adverse consequences. In addition, we may have to terminate a strategic alliance, agreement or arrangement, or our partners may be unable to fulfill their operational or other obligations due to their financial condition or otherwise.

Any of the risks described above could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

There are ongoing risks and uncertainties associated with our recent divestitures, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

In recent years, the Company has completed several divestitures, including the Biocon Biologics Transaction, the OTC Transaction and other divestitures. These divestitures have resulted and may in the future result in continued financial and operational exposure to the divested assets or businesses, such as through guarantees or other financial arrangements, indemnification, continued supply and transition services obligations to the divested businesses, stranded costs, or potential litigation.

For instance, in connection with our recently completed divestitures, we have entered into transition services and manufacturing and supply agreements pursuant to which we have agreed to provide certain specified services to the respective purchasers, including manufacturing, quality, supply chain, pricing and procurement, regulatory, product safety and risk management, medical affairs, IT, finance, human resources, real estate, commercial development and local commercial operations services. In addition, in connection with the OTC Transaction and the divestitures of our women’s healthcare business, we entered into distribution agreements. Our obligations under these agreements have resulted and may in the future result in additional expenses that are borne by us and have diverted and may continue to divert our focus and resources that would otherwise be invested into maintaining or growing our retained business. In connection with our API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction. Our obligations under the manufacturing and supply agreement may make us more vulnerable to API supply shortages and price volatility. Please also refer to “We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.”

With respect to the Biocon Biologics Transaction, a significant portion of the consideration that we received, valued at approximately $1.3 billion on our balance sheet at December 31, 2024, is in the form of equity in Biocon Biologics, which is currently a privately held Indian company. Although we have negotiated certain “downside” protection regarding the value of that equity in the Biocon Agreement and related documents, such protection does not guarantee any particular liquidity event or our ability to monetize our equity and, even if we are able to successfully liquidate our equity, the downside protection may be inadequate to guarantee a minimum return that we or investors expect. In addition, we believe the success of the Biocon Biologics business will be highly dependent upon the successful transition of the business to, and ongoing operation of the business by, Biocon Biologics. If the ongoing operation of the business is not successful, it could have a significant impact on the value of the equity we will own in Biocon Biologics and could negatively impact our business or financial condition.

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

We may not be able to realize the anticipated benefits from our divestitures, such as realizing the anticipated proceeds or utilizing the net proceeds for our strategic initiatives and priorities. We may also face other challenges as a result of divestitures, including maintaining employee morale and retaining key management and other employees to provide the transition services and to operate our retained business, and managing stranded costs.

As a result of the Biocon Biologics Transaction and our recently completed divestitures, our results of operations, including but not limited to total revenues and cash flows, have been reduced. Because the businesses or assets we have divested were commingled with Viatris’ other businesses, their financial information must be carved-out of Viatris’ financial and other systems, and this process has increased or will continue to increase the risk of errors in the presentation of our financial results in conformity with U.S. GAAP.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. Refer to Note 5 Divestitures included in Part II, Item 8 of this Form 10-K for more information about our recently completed divestitures.

The integration of acquired businesses as well as restructuring programs have presented and may in the future present significant challenges.

The combination of two or more independent businesses is a complex, costly and time-consuming process and there is a significant degree of difficulty inherent in the integration process. These difficulties may include:

•diversion of management’s and employees’ attention from the ongoing operations of Viatris to integration and restructuring matters;
•the challenge of integrating the employees and business cultures;
•retaining existing customers and suppliers, or obtaining new customers and suppliers;
•risks associated with managing a larger and more complex company;
•loss of institutional knowledge or lack of access to IT systems and historical data, including clinical or trial data;
•the challenge and cost of integrating manufacturing, logistics, IT, communications and other systems;
•the potential difficulty transitioning acquired assets to the Company and retaining key personnel and other employees;
•challenges in reducing reliance on transition services, including difficulties in hiring employees or finding suitable replacements, prior to the expiration of any period in which such services are provided; and
•reducing costs associated with transition services, including managing the amount for replacement costs.

Viatris has also in the past undertaken and may in the future undertake restructuring programs in order to achieve synergies and ensure the Company is optimally structured and efficiently resourced. The process of integrating operations and implementing restructuring initiatives could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses. These integration and restructuring processes have in the past and may in the future require Viatris’ senior management to devote considerable amounts of time to these processes, which has in the past and could in the future decrease the time they have to manage and service Viatris’ businesses, and develop new products or strategies. Even if integration activities and restructuring programs are successful, we may not achieve anticipated synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all.

If integration activities or restructuring programs are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, caps on price increases, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), VBP, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products. In addition, rates of inflation have increased and may continue to increase pressure on governments, insurers and other payors to implement additional cost containment measures. There is no guarantee that these cost containment measures will be rolled back in the event that inflation rates decrease in the future.

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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Some states have also signed into law programs that compel manufacturers to provide certain medicines at free or reduced costs to certain patients, and additional states are exploring such programs. Although we continue to expect to see focus on regulating pricing, we cannot predict what, if any, additional changes in legislative or regulatory priorities and personnel may transpire at the state or federal level, particularly given that there is a new presidential administration and change in control of Congress, or what the ultimate impact may be.

In the U.S., certain of these pressures are further compounded by increasing consolidation among wholesalers, retailer drug chains, PBMs, private insurers, managed care organizations and other private payors, which can increase their negotiating power. Please also refer to “A significant portion of our revenues is derived from sales to a limited number of customers.”
The numerous cost-containment measures by governments and other payors, failing to win tenders, the implementation of price control systems, adverse legislation and regulation, the consolidation of our customers, or continued social or government pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
In 2022, then-President Biden signed into law the Inflation Reduction Act, which includes numerous Medicare reforms that will affect reimbursement for certain pharmaceuticals covered by Medicare and modify the Part D and Part B program structure, including shifting the liability for certain prescription drug costs shared between Medicare, pharmaceutical manufacturers, and Part D plans. These reforms include government price negotiation for certain high-spend, single-source Medicare drugs, out-of-pocket caps for Medicare beneficiaries using insulin products, and the application of inflation-based rebates for certain Medicare drugs. The implementation of the Inflation Reduction Act, including the drug price negotiation provision, inflation penalties, and Part D redesign is currently underway and could negatively affect certain Viatris portfolio products based on future pricing decisions, changes in the Consumer Price Index for All Urban Consumers (CPI-U), and the potential for shifting payor preferences based on the Part D redesign and requirements to cover drugs selected for negotiation.

We are unable to predict the future course of federal or state healthcare legislation in the U.S. or reform or the outcome of challenges to such laws or reforms once passed, particularly given that there is a new presidential administration and change in control of Congress. Significant additional reforms to the U.S. healthcare system, including changes to the ACA, Medicare and Medicaid, modifications to the Inflation Reduction Act, or changes to other laws or regulatory frameworks in other markets in which we operate, that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
•litigation, administrative and court proceedings may be protracted, expensive and unpredictable;
•governments in certain jurisdictions may favor local businesses and make it more difficult for foreign businesses to operate on an equal footing, including but not limited to by promoting or requiring the local manufacture of pharmaceutical products and API or the establishment of local sites and offices;
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
•instability in the Middle East, especially the ongoing conflict in Israel and Gaza, has impacted and may continue to impact our and our partners’ ability to develop and manufacture products in the region and to transport those products to other markets, and has impacted and may continue to impact the ability of regulators to conduct required inspections at our or our partners’ manufacturing facilities in the region. The conflict has also impacted our and our partners’

ability to market or sell pharmaceutical products in the area, and has caused and may continue to cause other disruptions to the supply chain. A significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods;
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
•reductions in funding by U.S. governmental agencies for certain products in our Emerging Markets region;
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
•inflation or hyperinflation in certain markets, including Turkey and Egypt;
•supply disruptions and increases in energy and transportation costs;
•increased tariffs on the import or export of our products, ingredients or inputs into our products, or API, including potentially significant reciprocal tariffs on products sold between the U.S. and other countries as a result of recent trade policy shifts in the U.S.;
•changes in U.S. government procurement laws for pharmaceutical products related to compliance with the Trade Agreements Act or country of origin policies, or changes in U.S. agency procurement policies for pharmaceutical products manufactured in India or China;
•burdens to comply with multiple, changing and potentially conflicting laws, regulations and disclosure requirements, including those relating to environmental, social and governance matters, carbon emissions, health and safety, labor and human rights;
•natural or man-made disasters, including droughts, floods, earthquakes, hurricanes, wildfires and the impact of climate change in the countries in which we or our partners and suppliers operate; and
•local disturbances, the outbreak of highly contagious diseases or other health epidemics or pandemics, terrorist attacks, riots, social disruption, wars, or regional hostilities in the countries in which we or our partners and suppliers operate and that could affect the economy, our operations and employees by disrupting operations and communications, making travel and the conduct of our business more difficult, and/or causing our customers to be concerned about our ability to meet their needs.

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
The occurrence of any one or more of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Charges to earnings resulting from acquisitions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we have in the past and may in the future decide to sell assets that we determine are not critical to our strategy or execution. These and other future events or decisions have in the past and may in the future lead to asset impairments and/or related charges. Certain impairments may also result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
Loss of sales or revenues, as well as public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting, diversion, or theft could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

Many of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products decline or stop growing over time, and decline faster than projected once patent protection is lost. In addition, certain products have experienced or may experience generic competition prior to the expiration of patent terms or associated extensions. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.

We also face increasing competition from lower-cost generic products and other branded products. As we focus on developing or acquiring innovative, best-in-class, patent-protected assets, competition from manufacturers of generic or biosimilar drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, has been and will continue to be a major challenge for our patent-protected and branded products. Generic competitors are also becoming more aggressive in terms of pricing in many of the regions in which Viatris operates. In China, for example, we face strong competition from certain generic manufacturers, which have resulted and may in the future result in price cuts and volume loss on some of Viatris’ branded products. In many emerging markets, we face increased competition and contracting markets for certain of our ARV products, primarily related to competing therapies. We also face competition in the U.S., the EU and other mature markets that have a robust generics market and favorable regulatory conditions for generics. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our branded sales.

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

The occurrence of any of the above risks could have an adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
A relatively small group of products may represent a significant portion of our revenues, net sales, gross profit, or net earnings from time to time.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For each of the years ended December 31, 2024 and 2023, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 33% of the Company’s net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.

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

In addition, higher rates of inflation over the past few years have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. While inflationary and other macroeconomic pressures have somewhat eased more recently, we do not expect to see a corresponding reduction in these higher costs and expect such higher costs to negatively impact our results of operations. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, regulatory restrictions and the pricing dynamics of our products generally make it difficult to pass on such costs to customers. Inflation has also resulted and may continue to result in higher interest rates and increased costs of capital. In particular, the global economy has recently been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility and central banks tightening their monetary policies and increasing interest rates. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus the other currencies in which we operate, has in the past and may in the future, negatively impact our results of operations.

The occurrence of any of the above risks could have a material adverse effect on our industry, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Failure to comply with applicable environmental and occupational health and safety laws and regulations worldwide could adversely impact our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

We are subject globally to various laws and regulations concerning, among other things, the environment, climate change, water, waste, chemicals and employee health and safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials and wastes, including the discharge of regulated materials and emissions into the environment. We are also subject to related permitting, record-keeping, reporting and registration requirements. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws, regulations and permits and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If environmental discharge occurs, or to the extent we discover contamination caused by third parties, including by prior owners and operators of properties we acquire or lease, or by neighboring properties or other offsite sources, we could be liable for cleanup or remediation obligations, damages and fines or have relevant permits, authorizations or registrations modified or revoked, regardless of our responsibility for such contamination. In addition, any non-compliance with environmental and occupational health and safety laws and regulations and permits, or emissions into the environment, whether actual or perceived, may result in significant reputational damage. The substantial unexpected costs we may incur could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. Environmental and occupational health and safety laws and regulations are also complex and subject to change, and our related capital expenditures and costs for compliance may increase substantially in the future as a result of such changes, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended or we may lose the ability to purchase or use certain materials, or face restrictions on the amounts of materials we may use or purchase, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, we or our partners have in the past and may in the future receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, in December 2024 the FDA issued a warning letter and import alert related to our oral finished dose manufacturing facility in Indore, India. The warning letter and import alert restrict our ability to distribute certain products into the U.S. and have also negatively impacted our ability to sell products made at this facility to customers in other regions. We currently expect a negative impact from the Indore actions on our financial condition, results of operations and cash flows in fiscal year 2025, and, if we are unable to resolve any such observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price could be materially adversely affected in 2025 as well as future periods.

Our business could be adversely affected if any regulatory body were to delay, withhold, or withdraw approval of an application; require a recall or other adverse product action; require one of our manufacturing facilities to cease or limit production; or suspend, vary, or withdraw related marketing authorization. Reductions in personnel at the FDA or other health agencies as a result of changing legislative or regulatory priorities could result in slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, resolution of warning letters or import alerts, approval of new products and other timelines important to our business may be materially impacted, which could have a material adverse effect on our business.

Regulators and policymakers globally are also increasingly focused on addressing drug shortages and expanding transparency across supply chains. In the U.S., Congress has recently considered measures to enhance supply chain resiliency and ensure the quality of pharmaceutical products, including expansion of reporting requirements to include API and finished dose manufacturing locations and expanded communication with regulators regarding demand spikes for pharmaceutical products. Compliance with any such requirements may be burdensome or costly.

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
The occurrence of any of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
•contracting strategies among pharmaceutical manufacturers and PBMs that could decrease generic or biosimilar utilization and negatively impact our products;

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

If proposals like these in the U.S., EU, or in other countries where we or our partners and suppliers operate were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
If we are unable to successfully introduce new products in a timely manner, our future revenue and profitability may be adversely affected.

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet fully developed as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As we look to accelerate our growth by building on the strength of our base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, the development and commercialization process of such products requires substantial time, effort and financial resources. We, or a collaboration partner, may not have sufficient capital or finances to develop or commercialize a potential product, may not be successful in developing or commercializing such products on a timely basis, or at all, and such products may be less likely or take longer to receive regulatory approval, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
If we are unable to navigate our products through the approval process in a timely manner, there could be an adverse effect on our product introduction plans, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop products, including, for instance, our acquisition of the development programs for selatogrel and cenerimod, which are currently in Phase 3 development. In such cases, successful product introductions have in the past and may in the future significantly rely on such partners, including with respect to their financial condition. Typically, expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we look to accelerate our growth by building on the strength of our base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, our related expenses have increased and will likely continue to increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex or innovative drugs, our, or a partner’s, R&D and Acquired IPR&D expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. In addition, we have incurred and may in the future incur asset impairment charges related to such programs if they are not successful. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated. For example, we are currently working with Mapi to determine appropriate next steps with respect to a Complete Response letter from the FDA regarding the NDA for GA Depot 40mg.

Clinical testing, particularly with respect to new and/or complex or innovative drugs, is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We or our collaboration partners may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need additional financing, need to be redesigned, or be completed on schedule, if at all.
Clinical trials are complex to administer and outcomes are often unpredictable, particularly with respect to new and/or complex or innovative products. Clinical trials may be delayed, suspended or prematurely terminated for a variety of reasons. If we experience delays in the completion of, or the termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex or innovative products as a result of those efforts, there could be a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, such studies have resulted, and may in the future result, in the discontinuation or variation of product marketing authorizations or requirements for risk management programs, such as a patient registry. Any of these events could adversely affect our profitability, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Our business is highly dependent upon market perceptions of us, our products and brands, and the safety and quality of our products and brands, as well as the effectiveness of our sales and marketing activities, and we may be adversely impacted by negative publicity or findings.

Market perceptions of us are very important to our business, especially market perceptions of our company, products, brands and the safety and quality of our products and brands. Viatris believes that maintaining and enhancing certain of its brands is important and often provides certain competitive advantages. If we, our partners and suppliers, or our products or brands suffer from negative publicity, are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our reputation and business. Negative publicity related to the receipt of a warning letter, import alert, or similar restrictions from the FDA or other regulatory authorities, such as the recent restrictions at our Indore facility, have damaged and could continue to damage our reputation among customers, lead customers to seek other suppliers of our products, or lead to additional inquiries from other regulatory authorities. In addition, if customers, patients or regulatory authorities mistake us, our partners and suppliers, or our products and brands for other companies, products or brands, this could lead to brand confusion, unanticipated regulatory inquiries or proceedings and have a negative impact on our reputation and business.

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
Given our dependence on market perception and sales and marketing efforts, negative publicity associated with product or brand quality, patient illness, or other adverse effects resulting from, or perceived to be resulting from, our products or brands, or our partners’ and suppliers’ manufacturing facilities, or an inability to increase or maintain the effectiveness and efficiency of our sales and marketing activities could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
A significant portion of our revenues is derived from sales to a limited number of customers.

A significant portion of our revenues is derived from sales to a limited number of customers. For the years ended December 31, 2024 and 2023, Viatris’ top three customers in terms of net sales, in the aggregate, represented approximately 26% and 25%, respectively, of the Company’s consolidated total net sales. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price could be materially adversely affected.

In addition, a significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation has resulted in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. We expect this trend of increased pricing pressures to continue. Additionally, the emergence of large buying groups representing retail and wholesale pharmacies and the prevalence and influence of managed care organizations and similar institutions increases the negotiating power of these groups, enabling them to attempt to extract price discounts, rebates, and other restrictive pricing terms on our products. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.

A substantial portion of our manufacturing capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. In recent years, we have closed, downsized and divested a number of our manufacturing facilities globally, which further limits our internal manufacturing capacity and increases our dependence on third-party suppliers. A significant disruption at any facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could also result in a loss of confidence from our customers, loss of existing or potential business, and have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. If we or our third-party suppliers face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities or the facilities of our third-party suppliers may be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing delays as the result of an outbreak of disease, epidemic or pandemic, in or near any of our facilities. Such shortages, delays or shutdowns have led and could continue to lead to significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”

We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, including as a result of global supply chain disruptions and rates of inflation. In certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In connection with our API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we purchase a significant amount of API from the purchaser in that transaction. Our obligations under this manufacturing and supply agreement have made us more dependent on the purchaser of our API business and the success of their business, and made us more vulnerable to API supply shortages and price volatility. In addition, actual or alleged quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, including with respect to the recent warning letter and import alert at our Indore facility, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. The EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
If we or one of our suppliers experience any of the problems described above, such problems could have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Our future success is highly dependent on our ability to attract, motivate and retain key personnel.

Given the size, complexity and global reach of our business, it is important that we attract, motivate and retain qualified management and other key employees in order to develop and commercialize new products, manage our business, and compete effectively. Our ability to do so also depends in part on how well we maintain a strong, diverse and inclusive workplace culture that is attractive to employees. Competition for qualified personnel in the pharmaceutical industry is intense. Current or prospective Viatris employees may have changing expectations around workplace flexibility, and a failure to meet these evolving expectations may result in reduced ability to attract and retain talent. In addition, current or prospective Viatris employees may experience uncertainty about their future roles at the Company as a result of our strategic initiatives, acquisitions, divestitures, integration activities or restructuring programs. As a result, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory, information security/privacy, or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations.

In addition, while we work to ensure that we have effective plans in place for management succession throughout the organization, any anticipated or unanticipated management transition could create uncertainty, which could disrupt or result in changes to our strategy and have a negative impact on our business. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality provisions, it may have a material adverse impact on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

Compliance Risks

We are subject to the U.S. Foreign Corrupt Practices Act, U.S. Foreign Extortion Prevention Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar worldwide anti-corruption laws, which impose restrictions on certain conduct and may carry substantial fines and penalties.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials or others for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties, or subject us to costly and time consuming government investigations and oversight. Likewise, we are impacted by the U.S. Foreign Extortion Prevention Act that criminalizes a foreign government official’s solicitation of improper payments from U.S. companies or individuals in exchange for conferring an improper advantage. While this law targets improper demands by foreign officials, in many countries in which we operate hospitals are owned and operated by the government, and doctors and other hospital employees with which we do business would be considered foreign officials under these regulations. In addition, the U.S. Foreign Extortion Prevention Act may increase enforcement of the U.S. Foreign Corrupt Practices Act and other applicable anti-corruption laws and amplify exposure for U.S. companies.

We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented and trained relevant employees and third-party agents regarding internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties, reputational harm and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
There also may be situations where we use our business judgment and decide to market and sell products directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) and other third-party rights have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, a reasonable royalty on sales, damages measured by the profits lost by the patent holder, or by profits earned by the infringer. If there is a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by up to three times. An adverse decision in a case such as this, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could result in substantial penalties, and/or have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.

Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain, maintain and enforce intellectual property rights of sufficient scope to lawfully prevent third parties from developing and/or marketing infringing products. This will be of particular importance as we will look to accelerate our growth by building on the strength of our base business with an expanding portfolio of innovative, best-in-class, intellectual property-protected assets. In the absence of adequate intellectual property or other protections, competitors may adversely affect our branded products business by independently developing and/or marketing substantially equivalent products. It is also possible that we could incur substantial costs if we initiate litigation against others to protect or enforce our intellectual property rights.

We may submit patent applications covering the API, formulation, methods of making, and/or methods of use for our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to protect our branded products from generic competition, as generics may be able to design around our patents. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence or institute post-grant review, inter partes review, interference proceedings, or other challenges to our patents or patent applications. Although many of our products do not have patent protection, we continue to take steps to defend our patents for certain of our products.
In addition, branded products often have market viability based upon the goodwill of the product name, which typically is the subject of a trademark registration or filing. Our branded products may therefore also be subject to risks related to the loss of a trademark or patent or to competition from generic or other branded products. Challenges can come from other businesses, individuals or governments, and governments could require compulsory licensing of our intellectual property. Any challenge to, or invalidation, opposition or circumvention of, our intellectual property (including patents or patent applications, trademarks or trademark applications, trade dress and copyrights) would be costly, would require significant time and attention of our management, and could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
Our ability to enforce intellectual property rights also depends on the laws of individual countries, each country’s practices with respect to enforcement of intellectual property rights, and the extent to which certain countries may seek to engage in policies or practices that may weaken its intellectual property framework (e.g., a policy of routine compulsory licensing, or threat of compulsory licensing, of pharmaceutical intellectual property). If we are unable to adequately protect our technology, trade secrets or proprietary know-how, or enforce our intellectual property rights, this could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Our reporting and payment obligations related to our participation in U.S. federal healthcare programs, including Medicare, Medicaid and the VA, are complex and often involve subjective decisions that could change as a result of new business circumstances, new laws, regulations or agency guidance, or advice of legal counsel. Any failure to comply with those obligations could subject us to investigation, penalties, and sanctions.

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
Any governmental agencies or authorities that have commenced, or may commence, an investigation of us relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal healthcare programs, including Medicare, Medicaid and/or the VA. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose or pursue civil and/or criminal sanctions. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. There can be no assurance that our submissions will not be found by Centers for Medicare & Medicaid Services or the VA to be incomplete or incorrect. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We are involved in various legal proceedings and certain government inquiries and may experience unfavorable outcomes of such proceedings or inquiries.

We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, personal injury, securities fraud, claims with respect to the manufacture, sale, marketing and distribution of opioid products, antitrust matters, breach of contract, consumer protection matters, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices. These proceedings may involve claims for, or the possibility of, fines, penalties, or damages involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs.
Viatris is subject to investigations and extensive regulation by government agencies in the U.S., China and other developed and emerging markets in which we operate. Criminal charges, substantial fines and/or civil penalties, limitations on Viatris’ ability to conduct business in applicable jurisdictions, as well as reputational harm and increased public interest in the matter could result from government investigations. With respect to government enforcement of state and federal laws, including antitrust laws, as well as private plaintiff litigation of antitrust claims, including so-called “pay for delay” patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and EU. Additionally, some state legislatures have enacted, and the U.S. federal government or additional state legislatures could enact, legislation to limit patent settlements between pharmaceutical companies and deem such patent agreements as anticompetitive. These changes could impact our ability to launch generic products prior to the originator’s patent expiry.
In connection with the Combination, the Company has generally assumed liability for, and control of, pending and threatened legal matters relating to the Upjohn Business and has agreed to indemnify Pfizer for liabilities arising out of such assumed legal matters. Pfizer, however, has agreed to retain various matters – including certain specified competition law matters – to the extent they arise from conduct during the pre-Distribution period and has agreed to indemnify the Company for liabilities arising out of such matters. If Pfizer were to successfully dispute its retention of these matters, or if there is an adverse outcome in the matters that Pfizer has agreed to retain, this could have an adverse impact on Viatris. In addition, Viatris has agreed to pay Pfizer an amount equal to 57% of any losses actually incurred or suffered by Viatris, its predecessors or subsidiaries, since July 29, 2019, arising out of third-party actions relating to the manufacture, distribution, marketing, promotion or sale of opioids by or on behalf of Viatris, its predecessors or subsidiaries. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Emerging developments in the U.S. legal landscape relative to the liability of pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages, including in connection with third party defense and indemnification demands. Moreover, although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
In addition, in limited circumstances, entities that we have acquired are party to litigation in matters under which we are, or may be, entitled to indemnification by the previous owners. Even in the case of indemnification, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, or that we will not experience an adverse result in a matter that is not indemnified, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

We and our suppliers, partners, customers and vendors have in the past experienced and will in the future likely continue to experience cybersecurity threats and incidents, including attacks on and compromises of our systems. Although we do not believe such cybersecurity threats or incidents have had a significant impact on us to date, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business, reputation, financial conditions, cash flows or results of operations. Any security breach or other disruption to our or our vendors’ IT or information systems infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities. While we continue to invest in the monitoring, protection and resilience of our information and data security systems, there can be no assurances that our efforts will detect, prevent, or fully recover systems or data from all breakdowns, service interruptions, cybersecurity threats and incidents, attacks and/or breaches.

We outsource significant elements of our operations to third parties and provide IT, information and security services to some partners under transition services agreements. Some of these third parties are outside the U.S., including significant elements of our IT and information systems infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The overall increase in supply chain attacks on companies generally, and our interdependency on third party suppliers increases the potential for supply disruptions and service IT and information system outages. In addition to our reliance upon third parties to provide IT and information system and security services, the market for such services continues to contract and converge, increasing both the challenges in identifying competent providers and the impact of a breach incident with any single vendor. In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining our access to and the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult and costly to protect. While we have taken steps to identify and protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.

A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of a cybersecurity threat or incident, theft, hacking, fraud, trickery, phishing or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
In China, the laws and regulations relating to cybersecurity, data privacy and personal information continue to evolve. In 2021 and 2022, China amended and, in some cases, adopted new laws and regulations governing the collection, transmission, processing and use of individual personal information, including the Data Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law and the Data Export Security Review Measures. These laws and regulations restrict our ability to collect, transfer and use certain personal data, absent an application to and, in some cases, approval from relevant governmental authorities in China. Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including more guidance from industry sector regulators on the catalogues of important data and publication of implementation rules for certifications for cross-border transfers of personal information out of China, which may contain additional requirements for transferring personal information out of mainland China.

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

A failure by us, or our third-party vendors, to comply with applicable data privacy and security laws may lead to government enforcement actions and private litigation, which could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

Increasing scrutiny and evolving expectations from customers, regulators, governments, investors, lenders, employees, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing expectations and scrutiny from customers, regulators, governments, investors, lenders, employees and other stakeholders related to their environmental, social and governance practices and disclosures. Investor advocacy groups, investment funds and influential investors are also focused on these practices, including those related to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. New or evolving government regulations, including in the EU, have resulted and could continue to result in new or more stringent forms of environmental, social and governance oversight and related costs, including increased greenhouse gas limitations, and the expansion of mandatory and voluntary reporting, due diligence, and disclosure regarding environmental, social and governance matters, which could materially negatively impact our business and operations. In parallel, environmental, social and governance initiatives have become increasingly controversial, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions as a result of our initiatives and disclosures. Complying with new and changing regulations will likely require us to modify or update certain of our practices, processes, and manufacturing systems, which could require additional investment of time and resources or result in significant costs. Failure to adapt to or comply with government regulations, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to investors and capital, and our stock price, and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions, sanctions or fines related to environmental, social and governance matters.

In the EU, evolving “extended producer responsibility” regulations now require companies that manufacture pharmaceutical products to pay a significant portion of the cost of treating urban wastewater to eliminate micropollutants. These regulations may significantly increase the cost of producing our pharmaceutical products, limit our ability to supply certain products in certain markets, or may limit our competitiveness, which may adversely impact our market share, business and operations.

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

Viatris has company wide sustainability goals in the areas of access; workplace culture; and the environment: climate change, water and waste. Achievement of these goals depends on our development and execution of various operational strategies. The development and execution of these strategies and achievement of our goals, including our near-term science based emissions reductions targets for scope 1, 2 and 3, are subject to risk and uncertainties, many of which are outside of our control. There are no assurances that we will be able to successfully develop or execute our strategies and achieve our environmental, social and governance goals.

Any of the factors mentioned above, or the perception that we or our suppliers or contract manufacturers have not responded appropriately to the growing concern for such issues, regardless of whether we are legally required to do so, may damage our reputation and have a material adverse effect on our business, employee relations, access to investors and capital, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Extreme weather, natural disasters, power outages, or other conditions caused by climate change could adversely impact our supply chain and the availability and cost of raw materials, water supply, and other components required for the operation of our business, or result in the delay and/or disruption of our ability to deliver products. Such conditions could also result in physical damage to our or our partners’ products, plants and distribution centers, our ability to operate in certain areas, as well as the infrastructure and facilities of hospitals, medical care facilities and other customers. Our programs to plan for and mitigate risk and build resilience to the impacts of climate change may not be successful, and the cost of implementing such programs may be significant. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, regulations intended to limit greenhouse gas emissions or water usage, such as greenhouse gas emission reduction obligations, carbon pricing, and taxes on emissions, fuel and energy, or to mitigate the impacts of climate change may become more prevalent, which could increase our operating costs and the costs charged by suppliers. These events could have a material adverse effect on the way we operate our business, including the resiliency of our supply chain, our financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Finance Risks

There can be no guarantee that we will continue to pay dividends or repurchase shares under our share repurchase program.
Although Viatris currently intends to continue to pay quarterly dividends to its shareholders, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operations, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, while the Board of Directors has authorized a $2 billion share repurchase program, of which $1.5 billion remains available as of February 27, 2025, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under our current share repurchase program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our share repurchases. A share repurchase program could affect our stock price and increase volatility, and any announcement of a pause in, or termination of, a share repurchase program may result in a decrease in our stock price. Payment of a cash dividend or share repurchases will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business, R&D, business development activities, or other capital expenditures. If we are unable to, or choose not to, pay a quarterly dividend or repurchase shares under our share repurchase program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact our stock price.

If the intercompany terms of cross border arrangements that we have among our subsidiaries are determined to be inappropriate or ineffective, our tax liability may increase.
We have potential tax exposures resulting from the varying application of statutes, regulations, and interpretations which include exposures on intercompany terms of cross-border arrangements among our subsidiaries (including intercompany loans, licenses, sales, and services agreements) in relation to various aspects of our business, including manufacturing, marketing, sales, and delivery functions. Although we believe our cross-border arrangements among our subsidiaries are based upon internationally accepted standards and applicable law, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, intercompany transactions, and divestitures. We cannot give any assurance as to what our effective tax rate will be, however, because of, among other reasons, uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, and the potential for tax audits or challenges. Our actual effective tax rate may vary from our expectation and that variance may be material. For example, in 2022 the U.S. Inflation Reduction Act was signed into law which, among other things, provides for a corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% on corporate share repurchases. Moreover, the rate of tax we pay in other jurisdictions may increase significantly upon the adoption and implementation of the OECD Pillar Two Global Anti-Base Erosion rule, which provides for a minimum 15% tax rate in jurisdictions where adopted. We are continuing to evaluate the impact of these laws, and other proposed changes in corporate tax laws, which may significantly increase our global tax liabilities. In addition, the tax laws of other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.
Any of the factors discussed above could materially increase our overall effective income tax rate, income tax expense and cash taxes paid and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their application, the results of audits and the examination of previously filed tax returns and related challenges and assessments by taxing authorities, and continuing assessments of our tax exposures could impact our tax liabilities, income tax expense and cash taxes paid, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

Currency fluctuations and changes in exchange rates have impacted and could continue to adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
In addition, Viatris also faces risks arising from currency devaluations and the imposition of cash repatriation restrictions and exchange controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Cash repatriation restrictions and exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. For example, in China the conversion of currency in the “capital account” (e.g., capital items such as direct investments or loans) requires the approval of, or registration or filing with, relevant governmental authorities in China, which could materially and adversely affect the ability of our Chinese operating subsidiaries and affiliated companies to obtain foreign currencies through equity or debt financing or for capital expenditures, therefore impeding our overall business operations in China. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.
The occurrence of any of the above risks could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
•requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, or repay debt, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments, dividend payments or share repurchases, and other general corporate purposes;
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
A downgrade in the credit rating of Viatris or any indebtedness of Viatris or its subsidiaries could increase the cost of further borrowings or refinancings of such indebtedness, limit access to sources of financing in the future or lead to other adverse consequences. We have in the past been and may in the future be subject to ratings downgrades or negative outlooks by ratings agencies, which could negatively impact our ability to raise debt or borrow funds in amounts or on terms that are favorable to us, if at all.
Our credit facilities, senior unsecured notes, commercial paper program, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates, or restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
If we incur additional debt, the risks described above could intensify. If global credit markets contract, future debt financing may not be available to us when required or may not be available on acceptable terms or at all, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for certain critical accounting estimates, including litigation related contingencies based on estimates of probable future costs, actual costs in the future could be substantially in excess of those reserves. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We must maintain adequate internal controls and be able to provide an assertion as to the effectiveness of such controls on an annual basis.
Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

Viatris has suffered and in the future could suffer additional losses due to impairment charges.
Viatris has significant amounts of goodwill, IPR&D and intangible assets on its balance sheet. Viatris tests goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350, Goodwill and Other Intangible Assets. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris tests intangible assets with indefinite lives for impairment on an annual basis and intangible assets and IPR&D with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of intangible assets could result in an impairment and a non-cash charge could be required. In addition, we have incurred and may in the future incur significant impairment charges or losses. For instance, during the year ended December 31, 2024, the Company recorded significant goodwill and other long-lived asset impairment charges. Such impairments or losses have in the past and could in the future materially affect Viatris’ reported net earnings, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
Recently, interest rates have increased above historical rates paid by Viatris. As such, any debt we refinance in the future may increase, even substantially, our interest expense in future periods. Further, Viatris had approximately $257 million of floating rate debt as of December 31, 2024. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $2.6 million per year. Accordingly, a spike in interest rates could adversely affect our results of operations and cash flows.

Viatris has certain material obligations relating to defined benefit pension and termination benefit programs.
Viatris has certain material pension and post-employment benefit obligations associated with acquired businesses in both the U.S. and foreign countries. Our obligations under these plans are significant and future funding obligations are subject to increased interest rates on asset and liability calculations. Each of these liabilities and the related future payment obligations could restrict cash available for Viatris’ operations, capital expenditures, acquisitions, dividend payments, share repurchases, and other requirements, and may materially affect Viatris’ financial condition and liquidity.

General Risks
The market price of our common stock has been and may continue to be volatile, and the value of your investment could materially decline.
Investors who hold shares of Viatris common stock may not be able to sell their shares at or above the price at which they acquired them. The price of Viatris’ common stock has in the past and may continue to fluctuate materially from time to time, including as a result of the other risks described herein, and we cannot predict the price of our common stock at any given time. In addition, the stock market in general, including the market for pharmaceutical companies, has experienced significant price and volume fluctuations which may materially harm the market price of our common stock, regardless of our operating performance. In addition, the price of our common stock may be affected by the valuations and recommendations of the analysts who cover us, and if our results do not meet the analysts’ forecasts and expectations, the price of our common stock could decline as a result of analysts lowering their valuations and recommendations or otherwise. Following periods of volatility in the market and/or in the price of a company’s stock, securities class-action litigation actions have been instituted against companies (including Viatris) and may be instituted against us in the future. Such litigation has in the past and may in the future result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. In addition, if we or our stockholders offer or sell shares of our common stock or securities convertible into or exchangeable or exercisable for shares of our common stock, this or the possibility thereof, may depress the future trading price of our common stock and the voting power of our then existing stockholders may be diluted if such a transaction were to occur.
The expansion of social media platforms presents new risks and challenges.
To the extent that we seek to use social media tools as a means to communicate about our products and/or business, there are uncertainties as to the rules that apply to such communications, or as to the interpretations that authorities will apply to the rules that exist. As a result, despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that our use of social media for such purposes may cause us to be found in violation of them. Our employees may knowingly or inadvertently make use of social media tools in ways that may not be aligned with our social media strategy, may give rise to liability, or could lead to the loss of material non-public information, trade secrets or other intellectual property, or public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers, and others. In addition, negative posts or comments about us on any social media website could damage our reputation. Any of the above risks could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
These provisions are intended to protect Viatris’ stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with the Viatris Board and by providing the Viatris Board with more time to assess any acquisition proposal. These provisions are not intended to make Viatris immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Viatris Board determines is not in the best interests of Viatris and its stockholders. Accordingly, if the Viatris Board determines that a potential business combination transaction is not in the best interests of Viatris and its stockholders, but certain stockholders believe that such a transaction would be beneficial to Viatris and its stockholders, such stockholders may elect to sell their shares in Viatris and the trading price of Viatris common stock could decrease. These and other provisions of the Viatris Charter, the Viatris Bylaws and the DGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

These exclusive forum provisions may limit the ability of Viatris’ stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with Viatris or its directors or officers, which may discourage such lawsuits against Viatris or its directors or officers. Alternatively, if a court were to find these exclusive forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, Viatris may incur additional costs associated with resolving such matters in other jurisdictions or forums, which could materially and adversely affect Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
Our business and operations could be negatively affected by pressures from outside of the control of the company, including, but not limited to, shareholder actions, government regulations and disclosure requirements, and other market dynamics, which could cause us to incur significant expenses, hinder execution of our business strategy and negatively impact our share price.

Shareholder actions, government regulations and disclosure requirements, and other market dynamics involving corporate governance, environmental and social matters, human capital, strategic direction and operations have become increasingly prevalent. Shareholder challenges, extensive government regulation, and the potential for additional intervention in these areas, may create a significant distraction or burden for our management and employees, increase our costs, negatively impact our ability to execute our business plans, require our management to expend significant time and resources, create uncertainties with respect to our financial position and operations, adversely affect our ability to attract and retain key employees or result in loss of potential business opportunities with our current and potential customers and business partners. In addition, such actions, regulation and intervention may cause significant fluctuations in our share price based on temporary or speculative market perceptions, uncertainties or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business, which could cause the market value of our common stock to decline.

ITEM 1B.Unresolved Staff Comments
None.

ITEM 1C.Cybersecurity
Viatris operates in a complex and rapidly changing environment that involves many potential risks, including IT and cybersecurity risks. Risk management is an enterprise-wide objective and is subject to oversight by the Viatris Board and its committees. It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. Our internal audit function coordinates cross functionally to maintain the Company’s enterprise risk assessment, including the identification of key and emerging risks, and reviews and refreshes this analysis quarterly with executive management. For each key or emerging risk identified, the Company establishes risk monitoring ownership, from which quarterly updates are collected for executive management and the Viatris Board’s Compliance and Risk Oversight Committee.

With respect to IT and cybersecurity risks, Viatris maintains an information security program that is aligned with the National Institute of Standards and Technology Cybersecurity Framework, and which is designed to govern, identify, protect, detect, respond to and recover from cybersecurity threats. Viatris’ information security program includes policies, procedures, cybersecurity awareness communications, testing, and training for employees (including mandatory training programs for system users), system monitoring, risk reduction, vulnerability and patch management and monitoring of external developments. The information security team is responsible for defining and overseeing the execution of the Company’s information security program and strategy. The Viatris IT team, led by the Chief Information Officer, is responsible for ongoing security operations such as maintaining firewalls and patch management. In addition, the delivery of many information security programs relies on IT resources to execute the selection, delivery and implementation of security solutions, such as end-point protection and end-of-life protocols.

The Company’s Chief Information Security Officer & Head of Global Security, under the direction of the Company’s Chief Compliance Officer, reports quarterly to an internal risk committee of senior management, which includes the CEO, CFO, Chief Legal Officer, Chief People Officer, Chief Corporate Affairs Officer, Chief Information Officer, Chief Compliance Officer, Chief Quality Officer, Chief Supply Officer, Chief R&D Officer and Regional Presidents, as well as the Viatris Board on the progress of the information security program and overall security status. Viatris’ current Chief Information Security Officer & Head of Global Security has over 25 years of experience in information security within the pharmaceutical industry.

As part of its information security program, Viatris has adopted a Cybersecurity Incident Response Plan (CIRP) to establish a guide for Viatris’ leadership and incident response stakeholders through an “incident” – a single event or a set of anomalous and adverse “events” or, for purposes of the CIRP, a change in a system, technology device or environment that could impact the confidentiality, integrity, availability or safety of Viatris’ data, employees or assets, caused by malicious intent or accident and impacting Viatris’ network, computing systems, digital information, employees or assets. The CIRP is managed by the Viatris global information security team and is reviewed at least annually. Viatris tests the CIRP through technical exercises semi-annually, reviews the CIRP with executive management annually, and periodically conducts executive tabletop exercises/scenarios. The CIRP provides an overview of critical actions to take through the incident response lifecycle and contains a severity matrix used to guide the Company’s incident response stakeholders on communication and escalation protocols. The severity of the incident guides the determination of the parties to whom the incident will be escalated, and the Company may decide to seek assistance from a third-party incident response vendor.

Viatris’ Cybersecurity Incident Response Team (CIRT) reports to the Chief Information Security Officer & Head of Global Security and has the role of investigating and executing incident protocols. The CIRT is responsible for determining the potential impacts to the Company, including severity, notifying appropriate parties pursuant to the CIRP and determining whether to engage a third-party incident response vendor, among other responsibilities. Critical incidents require implementation of the global crisis plan and high severity incidents require notification to the executive leadership team once such an incident is confirmed. The Company’s Disclosure Controls and Procedures also require (i) the Company’s Information Security function to monitor and escalate, as appropriate, cybersecurity incidents or series of related incidents (including with respect to any third party provider to the Company of IT services) and (ii) the Disclosure Committee to determine, without unreasonable delay, the materiality of any such escalated cybersecurity incidents or series of related incidents with input from Global Compliance, Information Security, Legal, Finance and other groups, as appropriate.

The Company participates in several industry and third-party threat monitoring and information-sharing services, and these engagements provide insight into vulnerabilities and threats which are incorporated into the security operations and IT remediation. Key aspects of the information security program are also provided by third-party managed security providers, including first- and second-line support for incident response and the Company’s vulnerability assessment process. Our suppliers, subcontractors and third-party service providers, including third-party managed security providers, are subject to cybersecurity obligations and controls. We conduct initial risk assessments of third-party suppliers and service providers based on various factors and then review and monitor these third-party suppliers and service providers based on their relative assessed level of risk. We also require our suppliers, subcontractors and third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase.

The Compliance and Risk Oversight Committee of the Viatris Board is responsible for reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Viatris Board or another Committee of the Viatris Board, including data security programs and cybersecurity and IT. In the event of a severe cybersecurity incident, such as a ransomware attack or other incident that has a severe adverse effect on Viatris’ operations, critical systems or sensitive data, or which may cause severe reputational damage, executive management may determine that it is necessary to notify the Viatris Board or the Compliance and Risk Oversight Committee about such a cybersecurity incident immediately. Otherwise, the Compliance and Risk Oversight Committee receives reports from executive management on data security, cybersecurity and information security-related matters on at least a quarterly basis, including with respect to related risks, risk management, risk reduction programs, and relevant legislative, regulatory, and technical developments. On a biannual basis, the Compliance and Risk Oversight Committee and chairs of each other Committee of the Viatris Board receive an information security update from the Company’s Chief Information Security Officer & Head of Global Security, the Chief Compliance Officer and the Chief Information Officer. The full Viatris Board receives a report on the respective quarterly discussions from the Chair of the Compliance and Risk Oversight Committee each quarter.

We and our suppliers, partners, customers and vendors have in the past experienced and will in the future likely continue to experience cybersecurity threats and incidents, including attacks on and compromises of our systems. Although we do not believe such cybersecurity threats or incidents have had a significant impact on us to date, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not have a material adverse impact on our business, reputation, financial conditions, cash flows or results of operations. For additional information regarding how cybersecurity threats are reasonably likely to materially affect our business, financial condition, results of operations, cash flows, ability to pay dividends, repurchase shares, and/or stock price, see Part I, Item 1A Risk Factors – “We are increasingly dependent on IT and information systems and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.” of this Form 10-K.

ITEM 2.Properties
For information regarding properties, refer to Item 1 “Business” in Part I of this Form 10-K.
ITEM 3.Legal Proceedings
For information regarding legal proceedings, refer to Note 19 Litigation included in Part II, Item 8 of this 10-K.
ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Stock Market under the symbol “VTRS”.
As of February 21, 2025, there were approximately 95,287 holders of record of shares of Viatris common stock.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2024, June 14, 2024, September 13, 2024 and December 13, 2024. On February 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2025 to shareholders of record as of the close of business on March 10, 2025. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2023 and 2022.

STOCK PERFORMANCE GRAPH
Viatris common stock has been listed on the NASDAQ under the symbol “VTRS” since November 17, 2020. Prior to that time, there was no public market for our common stock. The graph below compares Viatris Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from November 16, 2020 to December 31, 2024.

	November 16, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Viatris Inc.	100.00	119.67	88.40	75.78	77.34	92.55
S&P 500	100.00	115.21	148.28	121.43	153.35	191.72
Dow Jones U.S. Pharmaceuticals	100.00	104.70	130.85	141.10	141.08	152.31

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
This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives and priorities, including but not limited to divestitures, acquisitions, strategic alliances, collaborations, or other potential transactions; the benefits and synergies of such divestitures, acquisitions, strategic alliances, collaborations, or other transactions, or restructuring programs; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, share repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock value, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives and priorities (including divestitures, acquisitions, strategic alliances, collaborations, or other potential transactions) or accelerate its growth by building on the strength of its base business with an expanding portfolio of innovative, best-in-class, patent-protected assets;
•the possibility that the Company may be unable to achieve intended or expected benefits, goals, outlooks, synergies, growth opportunities and operating efficiencies in connection with divestitures, acquisitions, strategic alliances, collaborations, or other transactions, or restructuring programs, within the expected timeframes or at all;
•the ongoing risks and uncertainties associated with our recent divestitures;
•goodwill or impairment charges or other losses;
•the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•the potential impact of natural or man-made disasters, public health outbreaks, epidemics, pandemics, or social disruption in regions where we or our partners or suppliers operate;
•actions and decisions of healthcare and pharmaceutical regulators;
•changes in relevant laws, regulations and policies and/or the application or implementation thereof, including but not limited to tax, healthcare and pharmaceutical laws, regulations and policies globally;
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
•changes in third-party relationships;
•the effect of any changes in the Company’s or its partners’ customer and supplier relationships and customer purchasing patterns, including customer loss and business disruption being greater than expected following an adverse regulatory action, acquisition or divestiture;
•the impacts of competition, including decreases in sales or revenues as a result of the loss of market exclusivity for certain products;
•changes in the economic and financial conditions of the Company or its partners;
•uncertainties regarding future demand, pricing and reimbursement for the Company’s products;

•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions, tariffs and trade policies, inflation rates and global exchange rates; and
•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

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

Company Overview
Viatris is a global healthcare company whose breadth and scale we believe make it uniquely positioned to address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris supplies high-quality medicines to approximately 1 billion patients around the world each year. The Company has a global footprint, an extensive portfolio of medicines that is well-diversified across therapeutic areas, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges.

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with approximately 32,000 employees. The Company has 26 manufacturing and packaging sites worldwide, more than 1,400 approved molecules, and industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its large and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in mainland China, Taiwan and Hong Kong. Our JANZ segment consists of our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

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

Generic products, particularly in the U.S., generally contribute most significantly to revenues and gross margins at the time of their launch, and even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. Conversely, generic products generally experience less volatility over a longer period of time in Europe as compared to the U.S., primarily due to the role of government oversight of healthcare systems in the region. In addition, U.S. governmental agencies provide funding for certain products in our Emerging Markets region. We expect that any reduction in that funding will have a negative impact on our financial condition, results of operations or cash flows.
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry may occur for Amitiza® 24 μg in Japan in December 2025 upon expiration of patent exclusivity.
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
Recent Developments
Lexicon Licensing Agreement
In October 2024, the Company entered into an exclusive licensing agreement with Lexicon for sotagliflozin in all markets outside of the U.S. and Europe in exchange for an upfront payment of $25.0 million, and additional potential contingent payments, including regulatory milestones, sales milestones and tiered royalties ranging from low-double-digit to upper-teens on annual net sales. Viatris will be responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territories. Lexicon will be responsible for providing clinical and commercial supply of sotagliflozin to Viatris. The Company accounted for the transaction as an asset acquisition, with the upfront payment expensed as Acquired IPR&D in the fourth quarter of 2024.

Indore Manufacturing Facility
Following an inspection by the FDA at our oral finished dose manufacturing facility in Indore, India in 2024, the FDA has issued a warning letter, and an import alert related to this facility. The import alert affects 11 actively distributed products that will no longer be accepted into the U.S. until the warning letter is lifted. It makes exceptions, subject to certain conditions, for four products based on shortage concerns. Following recently concluded discussions with the FDA, the Company does not expect additional product exceptions to be granted by the FDA.

Following the substance of FDA’s original inspection observations, the Company immediately implemented a comprehensive remediation plan at the site. The necessary corrective and preventive actions are well underway, including but not limited to related personnel actions. Additionally, we have engaged independent third-party subject matter experts to support the remediation plan.

We have been in regular communication with FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps we have taken to resolve all the points raised. Our responses to the warning letter and import alert were submitted within the required time periods.

While product continues to be shipped from the Indore facility to markets outside the U.S., some impact in other markets, including the ARV business in Emerging Markets and select generic products in Europe, is anticipated. The Company currently estimates the negative impact to 2025 total revenues to be approximately $500 million and to 2025 earnings from operations to be approximately $385 million.

We take very seriously our continued and comprehensive oversight of our entire manufacturing network. Patient safety remains our primary and unwavering focus. We will work closely with our customers to mitigate any possible supply disruptions and meet the needs of the patients we serve.

Acquisition of Idorsia Products
On March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future. Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs, which are expected to be incurred through 2026. There are risks and uncertainties associated with the timely and successful completion of these programs, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition. Refer to Note 4 Acquisitions and Other Transactions included in Part II, Item 8 of this Form 10-K for more information.

On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris will receive additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the letter agreement provides for the replacement of the joint development committee with a transition committee to oversee the transition of both development programs to Viatris.

Divestitures
In October 2023, the Company announced it had received an offer for the divestiture of its OTC Business and had entered into definitive agreements to divest its women’s healthcare business, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the Upjohn Distributor Markets. The divestiture of the women’s healthcare business was primarily related to our oral and injectable contraceptives and did not include all of our women’s healthcare related products. The transaction to divest the Company’s rights to two women’s healthcare products in certain countries closed in December 2023 (other than in the U.K.), and the divestiture of the women’s healthcare business closed in March 2024. In the third quarter of 2024, the Company closed the divestiture of the product rights in the U.K. The divestitures of the commercialization rights in the majority of the Upjohn Distributor Markets closed during 2023 and 2024, the divestiture of our API business in India closed in June 2024, and the OTC Transaction closed in July 2024. Refer to Note 5 Divestitures included in Part II, Item 8 of this Form 10-K for more information.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2024 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	Change
Total revenues	$14,739.3	$15,426.9	$(687.6)
Gross profit	5,623.6	6,438.6	(815.0)
Earnings from operations	10.1	766.2	(756.1)
Net (loss) earnings	(634.2)	54.7	(688.9)
Diluted (loss) earnings per share	$(0.53)	$0.05	$(0.58)
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
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted EBITDA, adjusted net earnings, and adjusted EPS (all of which are defined below) can be found in Part II, Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations
2024 Compared to 2023

	Year Ended December 31,
(In millions, except %s)	2024	2023	% Change	2024 Currency Impact (1)	2024 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$8,929.4	$9,251.9	(3)%	$(5.3)	$8,924.1	(4)%
Greater China	2,166.5	2,160.4	—%	47.2	2,213.7	2%
JANZ	1,346.2	1,424.5	(5)%	81.4	1,427.6	—%
Emerging Markets (3)	2,250.7	2,551.6	(12)%	116.2	2,366.9	(7)%
Total net sales	14,692.8	15,388.4	(5)%	239.5	14,932.3	(3)%

Other revenues (4)	46.5	38.5	NM	0.1	46.6	NM
Consolidated total revenues (3)(5)	$14,739.3	$15,426.9	(4)%	$239.6	$14,978.9	(3)%
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
(4)For the year ended December 31, 2024, other revenues in Developed Markets, Greater China, JANZ, and Emerging Markets were approximately $32.0 million, $1.3 million, $3.5 million, and $9.7 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the year ended December 31, 2024, the Company reported total revenues of $14.74 billion, compared to $15.43 billion for the comparable prior year period, representing a decrease of $687.6 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2024 were $14.69 billion, compared to $15.39 billion for the comparable prior year period, representing a decrease of $695.6 million, or 5%. Other revenues for the year ended December 31, 2024 were $46.5 million, compared to $38.5 million for the comparable prior year period.
Net sales decreased by approximately $732.2 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $239.5 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China, and countries in Emerging Markets. On a constant currency basis, net sales from the remaining business increased by approximately $276.1 million, or 2%, for the year ended December 31, 2024 compared to the prior year period, driven by new product sales, primarily in Developed Markets, of approximately $582.4 million. New product sales include new products launched in 2024 and the carryover impact of new products, including business development, launched within the last twelve months. The increase was partially offset by base business erosion of approximately $306.3 million.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 33% for each of the years ended December 31, 2024 and 2023.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $322.5 million, or 3%, for the year ended December 31, 2024 when compared to the prior year. Net sales decreased by approximately $421.1 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The favorable impact of foreign currency translation was approximately $5.3 million, or less than 1%. Constant currency net sales from the remaining business increased by approximately $93.3 million, or 1%, driven primarily by new product sales throughout Developed Markets, including Breyna™ and lisdexamfetamine in the U.S. This increase was partially offset by anticipated lower net sales of certain existing products within the U.S., including EpiPen® Auto-Injector and Perforomist®, as a result of lower pricing and volumes due to additional competition and increased utilization within government channels. Net sales within North America totaled approximately $3.78 billion and net sales within Europe totaled approximately $5.15 billion.

Greater China Segment
Net sales from Greater China were essentially flat for the year ended December 31, 2024 when compared to the prior year. The unfavorable impact of foreign currency translation was approximately $47.2 million, or 2%. Constant currency net sales increased by approximately $53.4 million, or 2%, when compared to the prior year, driven primarily by increased volumes of existing products. Divestitures did not have a significant impact on the net sales during the years ended December 31, 2024 and 2023.
JANZ Segment
Net sales from JANZ decreased by $78.3 million, or 5%, for the year ended December 31, 2024 when compared to the prior year. This decrease was the result of the unfavorable impact of foreign currency translation of approximately $81.4 million, or 6%. Net sales also decreased by approximately $16.4 million, or 1%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. Constant currency net sales from the remaining business increased by approximately $19.5 million, or 1%, when compared to the prior year, driven primarily by new product sales in Australia. This increase was partially offset by lower net sales of existing products mainly driven by lower pricing in Japan as a result of government price reductions and additional competition.

Emerging Markets Segment
Net sales from Emerging Markets decreased by $300.9 million or 12% for the year ended December 31, 2024 when compared to the prior year. Net sales decreased by approximately $294.6 million, or 12%, due to the inclusion of net sales in the prior year period related to divestitures that have closed during 2023 and 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $116.2 million, or 5%. Constant currency net sales from the remaining business increased by approximately $109.9 million, or 4%, when compared to the prior year, primarily driven by new products and higher net sales of existing products in certain Latin American, Middle Eastern and Asian countries.
Cost of Sales and Gross Profit
Cost of sales increased from $8.99 billion for the year ended December 31, 2023 to $9.12 billion for the year ended December 31, 2024. The increase in cost of sales was largely driven by IPR&D intangible asset impairment charges of $177.1 million. Refer to Note 8 Goodwill and Intangible Assets included in Part II, Item 8 of this Form 10-K for more information. This increase was partially offset by the impact of the decrease in net sales, including as a result of the divestitures that have closed in 2023 and 2024.
Gross profit for the year ended December 31, 2024 was $5.62 billion and gross margins were 38%. For the year ended December 31, 2023, gross profit was $6.44 billion and gross margins were 42%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the IPR&D intangible asset impairment charges. Adjusted gross margins were approximately 58% for the year ended December 31, 2024, essentially flat when compared to the year ended December 31, 2023.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2024 compared to the year ended December 31, 2023 is as follows:

	Year Ended December 31,
(In millions, except %s)	2024	2023
U.S. GAAP cost of sales	$9,115.7	$8,988.3
Deduct:
Purchase accounting amortization and other related items	(2,581.1)	(2,421.6)
Acquisition and divestiture-related costs	(71.5)	(40.7)
Restructuring-related costs	(115.7)	(101.8)
Share-based compensation expense	(3.7)	(2.9)
Other special items	(143.0)	(119.2)
Adjusted cost of sales	$6,200.7	$6,302.1

Adjusted gross profit (a)	$8,538.6	$9,124.8

Adjusted gross margin (a)	58%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the year ended December 31, 2024 was $808.7 million, essentially flat compared to R&D expense of $805.2 million for the prior year. An increase in spend on the selatogrel and cenerimod programs was partially offset by lower spending on base business programs. We expect R&D expense to increase in excess of $100 million in 2025 as compared to 2024 primarily as a result of increased expenses for the selatogrel and cenerimod development programs.

Acquired IPR&D
Acquired IPR&D expense for the year ended December 31, 2024 was $28.3 million, compared to $105.5 million for the prior year, a decrease of $77.2 million. The decrease was primarily due to upfront licensing payments to Mapi of $75.0 million related to additional products under development recorded during the prior year. This was partially offset by an upfront licensing payment of $25.0 million to Lexicon related to sotagliflozin recorded during the fourth quarter of 2024.
Selling, General and Administrative Expense
SG&A expense for the year ended December 31, 2024 was $4.43 billion, compared to $4.65 billion for the prior year, a decrease of $224.5 million. The decrease was primarily due to lower goodwill impairment charges of approximately $259.1 million (refer to Note 8 Goodwill and Intangible Assets included in Part II, Item 8 of this Form 10-K for more information on the goodwill impairment charges recorded in 2023 and 2024), and the impact of the divestitures. Partially offsetting these decreases was a gain recorded in 2023 of approximately $156.2 million on the transaction to divest the Company’s rights to two women’s healthcare products in certain countries.
Litigation Settlements and Other Contingencies, Net
The following table includes the losses recognized in litigation settlements and other contingencies, net during the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,
(In millions)	2024	2023
Contingent consideration adjustment	$54.8	$80.4
Litigation settlements, net	296.1	31.2
Total litigation settlements and other contingencies, net	$350.9	$111.6
The contingent consideration adjustment for the year ended December 31, 2024 was primarily due to fair value adjustments related to the Respiratory Delivery Platform and the Idorsia contingent consideration liabilities. Refer to Note 9 Financial Instruments and Risk Management included in Part II, Item 8 of this Form 10-K for more information.

Also refer to Note 19 Litigation included in Part II, Item 8 of this Form 10-K for more information.

Interest Expense
Interest expense for the year ended December 31, 2024 totaled $550.0 million, compared to $573.1 million for the year ended December 31, 2023, a decrease of $23.1 million. The decrease was primarily due to the impact of debt repayments, partially offset by the non-cash accretion of the contingent consideration liability related to the Idorsia Transaction.

Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense (income), net for the year ended December 31, 2024 totaled $83.3 million of expense, compared to $(9.8) million of income for the year ended December 31, 2023, a decrease of $93.1 million.

The decrease in other income, net was driven by: (1) higher net loss on divestitures of approximately $156.4 million, (2) charges of $184.6 million related to the impairment of our equity investment in Mapi and advances for GA Depot inventory (refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information), (3) net gains recorded in the prior year of approximately $43.4 million as a result of remeasuring our equity interests in Mapi and Famy Life Sciences and the CCPS in Biocon Biologics to fair value, and (4) lower TSA income of approximately $98.1 million as the prior year included TSA income related to the reimbursement for transition services provided to Biocon Biologics. Biocon Biologics had substantially exited all transition services with Viatris as of December 31, 2023. The costs related to the transition services are included in SG&A and R&D.

This was partially offset by: (1) current year gains of $373.5 million as a result of remeasuring the CCPS in Biocon Biologics to fair value, (2) higher interest income of approximately $32.1 million, and (3) gain on debt extinguishments of $16.5 million.

Income Tax Provision
For the year ended December 31, 2024, the Company recognized an income tax provision of $11.0 million, compared to an income tax provision of $148.2 million for the prior year, a change in the provision of $137.2 million. The income tax provision for the year ended December 31, 2024 includes a tax benefit related to certain gains on the sale of subsidiaries in connection with the divestiture of the OTC Business which were partially exempt from tax. This benefit was partially offset by the goodwill impairment charge recorded in the second quarter of 2024, for which no tax benefit was realized. The income tax provision for the year ended December 31, 2023 was negatively impacted by the goodwill impairment related to the divestiture of the OTC Business, partially offset by the deferred tax impact of the Company’s internal tax restructuring. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

2023 Compared to 2022
Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

EBITDA and Adjusted EBITDA
EBITDA and adjusted EBITDA are non-GAAP financial measures that the Company believes are appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and is used, in part, for management’s incentive compensation. We calculate EBITDA as U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization. EBITDA is further adjusted for share-based compensation expense, litigation settlements and other contingencies, net, gain (loss) on divestitures of businesses, impairment of long-lived assets and goodwill, restructuring, acquisition and divestiture-related and other special items to determine adjusted EBITDA. These adjustments are generally permitted under our credit agreement in calculating adjusted EBITDA for determining compliance with our debt covenants.
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
•Gains or losses from divestitures, including impairments of held for sale assets; and
•The impact of changes related to uncertain tax positions are excluded from adjusted net earnings and adjusted EPS. In addition, tax adjustments to adjusted earnings are recorded to present items on an after-tax basis consistent with the presentation of adjusted net earnings and adjusted EPS.
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
Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 19 Litigation included in Part II, Item 8 of this Form 10-K are generally excluded from adjusted EBITDA, adjusted net earnings, and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings and U.S. GAAP (Loss) Earnings Per Share to Adjusted EPS
A reconciliation between net (loss) earnings and diluted earnings (loss) per share as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2024		2023		2022
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(634.2)	$(0.53)	$54.7	$0.05	$2,078.6	$1.71
Purchase accounting amortization (primarily included in cost of sales) (a)	2,581.1		2,421.5		2,721.3
Impairment of goodwill (included in SG&A) (b)	321.0		580.1		117.0
Litigation settlements and other contingencies, net	350.9		111.6		4.4
Interest expense (primarily amortization of premiums and discounts on long term debt)	(23.0)		(42.4)		(48.7)
Acquisition and divestiture-related costs (primarily included in SG&A) (c)	361.0		377.9		475.7
Loss (gain) on divestitures of businesses (included in other expense (income), net) (d)	399.4		239.9		(1,754.1)
Restructuring-related costs (e)	211.1		125.2		86.9
Share-based compensation expense	146.1		180.7		116.5
Other special items included in:
Cost of sales (f)	143.0		119.2		255.2
Research and development expense	2.8		2.8		1.0
Selling, general and administrative expense	90.5		(83.5)		68.8
Other expense (income), net (g)	(160.2)		(24.4)		(3.8)
Tax effect of the above items and other income tax related items (h)	(597.1)		(525.6)		(41.7)
Adjusted net earnings and adjusted EPS	$3,192.4	$2.65	$3,537.7	$2.93	$4,077.1	$3.35
Weighted average diluted shares outstanding	1,202.7		1,206.9		1,217.4

Significant items for the year ended December 31, 2024 include the following:
(a)    Includes IPR&D intangible asset impairment charges of $177.1 million as the Company concluded that certain of its IPR&D assets were fully impaired due to unfavorable clinical results and/or changes in market conditions which led to the termination of the development programs.
(b)    Includes a goodwill impairment charge of $321.0 million related to the JANZ reporting unit.

(c)     Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(d)    Consists primarily of pre-tax charges / (gains) related to the divestitures of the OTC, biosimilars, API, and women’s healthcare businesses of approximately $369.0 million, $60.0 million, $47.8 million, and $(77.8) million, respectively.
(e)    Includes approximately $115.7 million in cost of sales, approximately $3.0 million in R&D, and approximately $92.3 million in SG&A.
(f)    Includes incremental manufacturing variances at plants slated for sale or closure of approximately $109.4 million.
(g)    Includes: (1) a gain of approximately $373.5 million as a result of remeasuring the CCPS in Biocon Biologics to fair value; (2) a gain on the extinguishment of debt of $16.5 million; and (3) charges of $184.6 million related to the impairment of our equity investment in Mapi and advances for GA Depot inventory (refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information).
(h)    Adjusted for changes for uncertain tax positions.
Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA

Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the year ended December 31, 2024 compared to the prior year periods:

	Year Ended December 31,
(In millions)	2024	2023	2022
U.S. GAAP net (loss) earnings	$(634.2)	$54.7	$2,078.6
Add adjustments:
Income tax provision	11.0	148.2	734.6
Interest expense (a)	550.0	573.1	592.4
Depreciation and amortization (b)	2,893.2	2,740.5	3,027.6
EBITDA	$2,820.0	$3,516.5	$6,433.2
Add / (deduct) adjustments:
Share-based compensation expense	146.1	180.7	116.4
Litigation settlements and other contingencies, net	350.9	111.6	4.4
Loss (gain) on divestitures of businesses	399.4	239.9	(1,754.1)
Impairment of goodwill	321.0	580.1	117.0
Restructuring, acquisition and divestiture-related and other special items (c)	632.0	495.3	859.9
Adjusted EBITDA	$4,669.4	$5,124.1	$5,776.8
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.30 billion for the year ended December 31, 2024. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $100.4 million for the year ended December 31, 2023.

Operating Activities
Net cash provided by operating activities decreased by $597.1 million to $2.30 billion for the year ended December 31, 2024, as compared to net cash provided by operating activities of $2.90 billion for the year ended December 31, 2023. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures in 2023 and 2024, higher transaction costs associated with divestitures, and the timing of cash payments and collections.
Investing Activities
Net cash from investing activities was $1.80 billion for the year ended December 31, 2024, as compared to net cash used in investing activities of $864.5 million for the year ended December 31, 2023, an increase of $2.67 billion.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $2.51 billion, primarily related to the divestitures of the OTC Business, the API business in India and the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million related to the Idorsia Transaction; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $326.0 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2025 calendar year are expected to be approximately $300 million to $400 million.

In 2023, significant items in investing activities included the following:
•cash paid for acquisitions, net of cash acquired, of $667.7 million;
•payments for product rights and other, net totaling approximately $97.5 million, related to various products;
•capital expenditures, primarily for equipment and facilities, totaling approximately $377.0 million; and
•proceeds from the sale of assets and businesses of $364.1 million, primarily related to divestitures of the Company’s rights to two women’s healthcare products in certain countries and commercialization rights in certain Upjohn Distributor Markets.

Financing Activities
Net cash used in financing activities was $4.33 billion for the year ended December 31, 2024, as compared to net cash used in financing activities of $2.30 billion for the year ended December 31, 2023, an increase of $2.03 billion.
In 2024, significant items in financing activities included the following:
•repayment of Senior Notes through tender offers for and satisfaction and discharge of approximately $1.86 billion of Senior Notes;
•repayment of Senior Notes at maturity of approximately $1.86 billion, consisting of the 1.023% Euro Senior Notes and the 2.250% Euro Senior Notes;
•share repurchases of $250.0 million;
•cash dividends paid of $574.8 million; and
•receipt of $245.0 million in deferred consideration from the Biocon Biologics Transaction, and net cash of $52.7 million collected on behalf of various partners, including Biocon Biologics, which are included in Other items, net.
In 2023, significant items in financing activities included the following:

•repayments of Senior Notes at maturity of approximately $1.25 billion, consisting of the 3.125% Senior Notes and the 4.200% Senior Notes;
•share repurchases of $250.0 million;
•cash dividends paid of $575.6 million; and
•payment of $220.0 million to Biocon Biologics related to the closing working capital target, partially offset by net cash of $47.6 million collected on behalf of various partners, including Biocon Biologics, which are included in Other items, net.
Refer to the consolidated statements of cash flows in Part II, Item 8 of this Form 10-K for additional details on other significant sources and uses of cash during the years ended December 31, 2024 and 2023.
Capital Resources
Our cash and cash equivalents totaled $734.8 million at December 31, 2024. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.
The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of December 31, 2024, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a $400 million Receivables Facility which expires in April 2025. As of December 31, 2024, the Company did not have any borrowings outstanding under the Receivables Facility.
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

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $68.5 million and $30.8 million of accounts receivable as of December 31, 2024 and 2023, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of December 31, 2024 and 2023, we assigned and derecognized approximately $29.9 million and $415.7 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2024 and 2023 were $41.9 million and $65.1 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.

We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. Also, on an ongoing basis, we review our operations, including the evaluation of potential divestitures of products and businesses, as part of our future strategy. Any divestitures could impact future liquidity. In addition, we plan to continue to explore various other ways to unlock the value of the Company’s unique global platform in order to create shareholder value.
For information regarding our dividends paid and declared and share repurchase program, refer to Note 2 Summary of Significant Accounting Policies included in Part II, Item 8 of this Form 10-K.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2024, refer to Note 10 Debt included in Part II, Item 8 of this Form 10-K.
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
The Company is in compliance with its covenants at December 31, 2024 and expects to remain in compliance for the next twelve months.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly-issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Refer to Note 10 Debt included in Part II, Item 8 of this Form 10-K for more information.
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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the years ended December 31, 2024 and 2023. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2024	December 31, 2023
ASSETS
Current assets	$786.7	$1,013.1
Non-current assets	61,424.7	63,212.6

LIABILITIES AND EQUITY
Current liabilities	30,796.9	29,824.8
Non-current liabilities	12,779.0	13,933.6

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(1,206.6)	(1,243.8)
Net (loss) earnings	(634.2)	54.7
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $384 million accrued for legal contingencies at December 31, 2024.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and the assumed legal matters referenced above, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters could have a material effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
In connection with the divestitures, Viatris and the respective buyers entered into transition services and/or manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months for transition services and for periods between one to 10 years for manufacturing and supply agreements, depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we entered into distribution agreements for certain markets for a limited period of time. In connection with the API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction.

At December 31, 2024, our material cash requirements from known contractual and other obligations primarily relate to repayment of outstanding borrowings and interest, open purchase orders, post-employment benefit plans, unrecognized tax benefits, capital expenditures, dividends and leases. For additional information, refer to Notes 2, 7, 10, 12, 14, and 16 included in Part II, Item 8 of this Form 10-K. We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels.
In the normal course of business, Viatris periodically enters into acquisition, divestiture, collaboration, employment, legal settlement and other agreements which incorporate indemnification provisions. The maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not paid material amounts under these indemnification provisions. Further, for certain agreements, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.
Licensing and Other Partner Agreements
Under our licensing and other partner agreements, our potential maximum development milestones not accrued for at December 31, 2024 totaled approximately $419.4 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $33 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. Refer to Note 18 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for additional information.
Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 Summary of Significant Accounting Policies included in Part II, Item 8 of this Form 10-K and are in accordance with U.S. GAAP.
Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions; accounting for acquisitions, including intangible assets, goodwill and contingent consideration; income taxes; and the impact of existing legal matters.
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

Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. As such, they have been identified as critical accounting estimates. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit managers, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $24.7 million.
•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $63.3 million.
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
A change of 5% would have an effect on our reserve balance of approximately $18.7 million.

The following is a rollforward of the categories of variable consideration during 2024:

(In millions)	Balance at December 31, 2023	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2024
Chargebacks	$530.3	$5,008.7	$(5,043.6)	$(1.5)	$493.9
Rebates, promotional programs and other sales allowances	1,102.9	4,193.1	(3,986.8)	(42.3)	1,266.9
Returns	425.4	292.5	(312.5)	(4.5)	400.9
Governmental rebate programs	421.3	718.1	(751.6)	(13.1)	374.7
Total	$2,479.9	$10,212.4	$(10,094.5)	$(61.4)	$2,536.4
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2024 and 2023, respectively:

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable, net	$1,547.0	$1,483.6
Other current liabilities	989.4	996.3
Total	$2,536.4	$2,479.9
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
Acquisitions, including Intangible Assets, Goodwill and Contingent Consideration
The Company accounts for acquired businesses using the acquisition method of accounting in accordance with the provisions of ASC 805, Business Combinations, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts are allocated to product rights and licenses and will be amortized over their estimated useful lives. Finite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Refer to Note 4 Acquisitions and Other Transactions and Note 8 Goodwill and Intangible Assets included in Part II, Item 8 of this Form 10-K for additional information.
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
In conjunction with its annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit, which was recorded within SG&A in the consolidated statement of operations. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.

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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. At December 31, 2024 and 2023, the Company’s finite-lived intangible assets totaled $16.26 billion and $18.86 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company’s indefinite-lived intangible assets, principally IPR&D acquired as part of business combinations, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2024 and 2022, the Company recorded $177.1 million and $0.6 million, respectively, of impairment charges, which were recorded as a component of amortization expense. There were no IPR&D impairment charges in 2023. At December 31, 2024 and 2023, the Company’s IPR&D assets totaled $814.2 million and $319.4 million, respectively.
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
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2024, our reserve for unrecognized tax benefits totaled $255.7 million, of which $182.2 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2024, a valuation allowance of $1.23 billion has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2024 and 2023, the Company’s net deferred tax assets totaled $753.0 million and $692.9 million, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $74.5 million.
Legal Matters
Viatris is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price, such estimates are considered to be critical accounting estimates.

A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $19.2 million. Refer to Note 19 Litigation included in Part II, Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. In recent years, the global economy has been impacted by high levels of inflation and rising energy costs, which has resulted in significant economic volatility. As a result, central banks have tightened their monetary policies and increased interest rates. While inflationary and other macroeconomic pressures may ease and interest rates may decline, we do not expect to see a corresponding reduction in these higher costs. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. dollar versus certain of the other currencies in which we operate, have impacted and may continue to negatively impact our results of operations. We proactively look to manage such macroeconomic pressures by implementing strategies to mitigate and partially offset the impact of these factors.

Recent Accounting Pronouncements
Refer to Note 2 Summary of Significant Accounting Policies included in Part II, Item 8 of this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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
Our financial instrument holdings at year end were analyzed to determine their sensitivity to foreign exchange rate changes. The fair values of these instruments were determined as follows:
•foreign currency forward-exchange contracts — net present values
•foreign currency denominated receivables, payables, debt and loans — changes in exchange rates.
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
As of December 31, 2024, Viatris’ outstanding fixed rate borrowings consist principally of $13.33 billion notional amount of senior U.S. dollar and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2024, the fair value of our outstanding fixed rate senior U.S. dollar and Euro notes was approximately $11.53 billion. As of December 31, 2024, Viatris’ outstanding variable rate borrowings consist principally of borrowings under the Yen Term Loan Facility of $254.4 million. A 100 basis point change in interest rates on Viatris’ variable rate debt would result in a change in interest expense of approximately $2.6 million per year.
Fair Value Risk
The Company’s fair value risk exposure relates primarily to our equity investments that do not have readily determinable fair values, principally the CCPS received as part of the Biocon Biologics Transaction. As of December 31, 2024 and 2023, the carrying value of these investments were approximately $1.35 billion and $1.14 billion, respectively. A hypothetical 20 percent decline in the fair value of these investments would have decreased the carrying value and increased other expense (income), net by approximately $270.0 million at December 31, 2024.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
Our independent registered public accounting firm, Deloitte & Touche LLP (PCAOB ID No. 34), has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 82 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Viatris Inc. Europe and JANZ Reporting Units – Refer to Note 8 to the financial statements.

Critical Audit Matter Description

The Company performed an annual goodwill impairment test as of April 1, 2024. As of April 1, 2024, the Company had approximately $9.7 billion of consolidated goodwill, $3.86 billion and $0.62 billion of which was allocated to its Europe and JANZ reporting units, respectively. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using an income-based approach, to determine the fair value of its Europe and JANZ reporting units. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 valuation inputs, primarily include, but are not limited to, discount rates, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. The fair value of the Europe reporting unit exceeded its carrying value by approximately $0.88 billion, or 7.9% as of April 1, 2024. The Company recorded a goodwill impairment charge of $321.0 million during the second quarter related to the JANZ reporting unit. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.

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

Net Revenue Provisions – Sales Returns Accrual at MPI – Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company provides customers with the ability to return product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. The returns reserve at Mylan Pharmaceuticals Inc. (MPI) represents a significant component of the global sales returns reserve as of December 31, 2024.

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
February 27, 2025
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2025

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Assets
Current assets:
Cash and cash equivalents	$734.8	$991.9
Accounts receivable, net	3,221.3	3,700.4
Inventories	3,854.1	3,469.7
Prepaid expenses and other current assets	1,710.5	2,028.1
Assets held for sale	—	2,786.0
Total current assets	9,520.7	12,976.1
Property, plant and equipment, net	2,666.1	2,759.6
Intangible assets, net	17,070.9	19,181.1
Goodwill	9,133.3	9,867.1
Deferred income tax benefit	753.0	692.9
Other assets	2,356.9	2,208.7
Total assets	$41,500.9	$47,685.5
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,853.7	$1,938.2
Income taxes payable	192.7	226.8
Current portion of long-term debt and other long-term obligations	8.3	1,943.4
Liabilities held for sale	—	275.1
Other current liabilities	3,724.7	3,393.9
Total current liabilities	5,779.4	7,777.4
Long-term debt	14,038.9	16,188.1
Deferred income tax liability	1,107.9	1,735.7
Other long-term obligations	1,939.2	1,516.9
Total liabilities	22,865.4	27,218.1
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,234,131,491 as of December 31, 2024 and 1,221,994,491 as of December 31, 2023	12.3	12.2
Additional paid-in capital	18,921.6	18,814.7
Retained earnings	3,418.8	4,639.7
Accumulated other comprehensive loss	(3,212.9)	(2,747.4)
	19,139.8	20,719.2
Less: Treasury stock — at cost
Common stock shares: 40,483,663 as of December 31, 2024 and 21,239,521 as of December 31, 2023	504.3	251.8
Total equity	18,635.5	20,467.4
Total liabilities and equity	$41,500.9	$47,685.5

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net sales	$14,692.8	$15,388.4	$16,218.1
Other revenues	46.5	38.5	44.6
Total revenues	14,739.3	15,426.9	16,262.7
Cost of sales	9,115.7	8,988.3	9,765.7
Gross profit	5,623.6	6,438.6	6,497.0
Operating expenses:
Research and development	808.7	805.2	662.2
Acquired IPR&D	28.3	105.5	36.4
Selling, general and administrative	4,425.6	4,650.1	4,179.1
Litigation settlements and other contingencies, net	350.9	111.6	4.4
Total operating expenses	5,613.5	5,672.4	4,882.1
Earnings from operations	10.1	766.2	1,614.9
Interest expense	550.0	573.1	592.4
Other expense (income), net	83.3	(9.8)	(1,790.7)
(Loss) earnings before income taxes	(623.2)	202.9	2,813.2
Income tax provision	11.0	148.2	734.6
Net (loss) earnings	$(634.2)	$54.7	$2,078.6
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.53)	$0.05	$1.71
Diluted	$(0.53)	$0.05	$1.71
Weighted average shares outstanding:
Basic	1,193.3	1,200.3	1,212.1
Diluted	1,193.3	1,206.9	1,217.4
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Earnings
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net (loss) earnings	$(634.2)	$54.7	$2,078.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(744.1)	139.2	(1,583.5)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(20.6)	(18.7)	279.1
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	53.4	13.9	(36.9)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	325.4	(178.5)	460.1
Net unrealized (loss) gain on available-for-sale fixed income securities	(0.1)	1.5	(2.8)
Other comprehensive loss, before tax	(386.0)	(42.6)	(884.0)
Income tax provision (benefit)	79.5	(56.4)	132.9
Other comprehensive (loss) earnings, net of tax	(465.5)	13.8	(1,016.9)
Comprehensive (loss) earnings	$(1,099.7)	$68.5	$1,061.7

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2021	1,209,507,463	$12.1	$18,536.1	$3,688.8	—	$—	$(1,744.3)	$20,492.7
Net earnings	—	—	—	2,078.6	—	—	—	2,078.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,016.9)	(1,016.9)
Share-based compensation expense	—	—	116.4	—	—	—	—	116.4
Issuance of restricted stock, net	3,972,427	—	1.6	—	—	—	—	1.6
Taxes related to the net share settlement of equity awards	—	—	(11.6)	—	—	—	—	(11.6)
Issuance of common stock	313,341	—	3.3	—	—	—	—	3.3
Cash dividends declared, $0.48 per common share	—	—	—	(591.8)	—	—	—	(591.8)
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	$—	$—	$54.7	—	$—	$—	$54.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	13.8	13.8
Share-based compensation expense	—	—	180.7	—	—	—	—	180.7
Issuance of restricted stock and stock options exercised, net	7,892,041	0.1	5.1	—	—	—	—	5.2
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Taxes related to the net share settlement of equity awards	—	—	(26.1)	—	—	—	—	(26.1)
Issuance of common stock	309,219	—	3.1	—	—	—	—	3.1
Cash dividends declared, $0.48 per common share	—	—	—	(590.6)	—	—	—	(590.6)
Other	—	—	6.1	—	—	—	—	6.1
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	$—	$—	$(634.2)	—	$—	$—	$(634.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(465.5)	(465.5)
Share-based compensation expense		—	146.1	—	—	—	—	146.1
Issuance of restricted stock and stock options exercised, net	11,918,687	0.1	10.6	—	—	—	—	10.7
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Taxes related to the net share settlement of equity awards	—	—	(52.3)	—	—	—	—	(52.3)
Issuance of common stock	218,313	—	2.5	—	—	—	—	2.5
Cash dividends declared, $0.48 per common share	—	—	—	(586.7)	—	—	—	(586.7)
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(634.2)	$54.7	$2,078.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,893.2	2,740.5	3,027.6
Deferred income tax benefit	(767.6)	(387.1)	(25.9)
Litigation settlements and other contingencies, net	274.5	86.8	(1.7)
Loss (gain) on disposal of business	399.5	239.9	(1,754.1)
Share-based compensation expense	146.1	180.7	116.4
Acquired IPR&D	12.3	100.4	46.4
Other non-cash items	297.7	595.4	434.3
Changes in operating assets and liabilities:
Accounts receivable	300.1	78.6	(240.3)
Inventories	(723.4)	(613.3)	(259.5)
Trade accounts payable	36.0	314.7	170.2
Income taxes	219.3	(76.7)	25.3
Other operating assets and liabilities, net	(150.6)	(414.6)	(618.3)
Net cash provided by operating activities	2,302.9	2,900.0	2,999.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(350.0)	(667.7)	—
Capital expenditures	(326.0)	(377.0)	(406.0)
Payments for product rights and other, net	(20.8)	(97.5)	(37.0)
Proceeds from sale of property, plant and equipment	2.7	14.0	13.8
Purchases of IPR&D	(12.3)	(100.4)	(46.4)
Proceeds from sale of assets and subsidiaries	2,507.1	364.1	1,950.0
Purchase of marketable securities	(26.0)	(26.3)	(30.2)
Proceeds from the sale of marketable securities	26.0	26.3	29.9
Net cash provided by (used in) investing activities	1,800.7	(864.5)	1,474.1
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	0.3	1,875.6
Payments of long-term debt	(3,713.7)	(1,250.2)	(3,662.5)
Payments of financing fees	(4.8)	(0.5)	(1.9)
Change in short-term borrowings, net	—	0.3	(1,493.2)
Purchase of common stock	(250.0)	(250.0)	—
Taxes paid related to net share settlement of equity awards	(53.3)	(38.2)	(17.3)
Contingent consideration payments	(31.5)	(8.4)	(18.9)
Cash dividends paid	(574.8)	(575.6)	(581.6)
Non-contingent payments for product rights	—	(9.7)	—
Issuance of common stock	2.5	3.1	3.3
Other items, net	295.2	(173.0)	18.6
Net cash used in financing activities	(4,330.4)	(2,301.9)	(3,877.9)
Effect on cash of changes in exchange rates	(30.7)	(2.5)	(38.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(257.5)	(268.9)	556.3
Cash, cash equivalents and restricted cash — beginning of period	993.6	1,262.5	706.2
Cash, cash equivalents and restricted cash — end of period	$736.1	$993.6	$1,262.5
Supplemental disclosures of cash flow information —
Cash paid during the period for:
Income taxes	$514.0	$570.9	$735.2
Interest	$561.1	$611.6	$642.5
See Notes to Consolidated Financial Statements

Viatris Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Nature of Operations
Viatris is a global healthcare company whose breadth and scale we believe make it uniquely positioned to address healthcare needs globally. With a mission to empower people worldwide to live healthier at every stage of life, Viatris supplies high-quality medicines to patients around the world. The Company has a global footprint, an extensive portfolio of medicines that is well-diversified across therapeutic areas, a one-of-a-kind global supply chain designed to reach more people when and where they need them, and the scientific expertise to address some of the world's most enduring health challenges.
The Company operates in more than 165 countries and territories with approximately 32,000 employees. The Company has 26 manufacturing and packaging sites worldwide, more than 1,400 approved molecules, and industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. We conduct our business through four segments: Developed Markets, Greater China, JANZ, and Emerging Markets. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities and an increase to net cash used in investing activities of $100.4 million for the year ended December 31, 2023, and in an increase to net cash provided by operating activities and a decrease to net cash provided by investing activities of $46.4 million for the year ended December 31, 2022.

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
Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective October 1, 2024, we classified Egypt as highly inflationary and began to utilize the U.S. dollar as our functional currency in Egypt, which historically utilized the Egyptian pound as the functional currency. Effective April 1, 2022, we classified Turkey as highly inflationary and began to utilize the U.S. dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.
Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Debt and Equity Securities. Debt securities classified as available-for-sale on the date of purchase are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale debt securities are computed on a specific security basis and are included in Other expense (income), net in the consolidated statements of operations. Debt securities classified as trading securities are valued using the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, with gains and losses included in Other expense (income), net in the consolidated statements of operations. Fair value is determined based on observable market quotes or valuation models using assessments of counterparty credit worthiness, credit risk or underlying security and overall capital market liquidity. Debt securities are reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other than temporary.
Changes in the fair value of equity securities are recorded in Other expense (income), net in the consolidated statements of operations. Investments in equity securities with readily determinable fair values are recorded at fair value. Investments in equity securities without readily determinable fair values for which the Company has elected to utilize the measurement alternative under ASC 321, Investments - Equity Securities are recorded at cost minus any impairment, plus or minus changes in their estimated fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Investments in equity securities without readily determinable fair values are assessed for potential impairment on a quarterly basis based on qualitative factors.
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
Divestitures. For businesses that are divested, including divestitures of products that qualify as a business, the Company records the net gain or loss on the sale within Other expense (income), net, and allocates the relative fair value of goodwill associated with the businesses in the determining the gain or loss on sale. Any resulting goodwill impairment is recorded within SG&A. The Company records amounts received as part of TSAs within Other expense (income), net. For divestitures of products that qualify as assets, the Company records the gain or loss on sale within SG&A.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks which are secured by its current assets. The Company also has the Commercial Paper Program and Receivables Facility. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facility are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.

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
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(634.2)	$54.7	$2,078.6
Shares (denominator):
Weighted average shares outstanding	1,193.3	1,200.3	1,212.1
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.53)	$0.05	$1.71

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(634.2)	$54.7	$2,078.6
Shares (denominator):
Weighted average shares outstanding	1,193.3	1,200.3	1,212.1
Share-based awards	—	6.6	5.3
Total dilutive shares outstanding	1,193.3	1,206.9	1,217.4
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.53)	$0.05	$1.71
Additional stock awards and Restricted Stock Awards were outstanding during the years ended December 31, 2024, 2023 and 2022 but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 19.9 million, 16.4 million and 11.8 million shares for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2024, June 14, 2024, September 13, 2024 and December 13, 2024. On February 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2025 to shareholders of record as of the close of business on March 10, 2025. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2023 and 2022.

On May 6, 2022, the Company announced that its Board of Directors had authorized a Dividend Reinvestment and Share Purchase Plan, which allows shareholders to automatically reinvest all or a portion of the cash dividends paid on their shares of the Company’s common stock and to make certain additional optional cash investments in the Company’s common stock.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the years ended December 31, 2024 and 2023, the Company repurchased approximately 19.2 million shares of common stock at a cost of approximately $250 million, and approximately 21.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. The Company did not repurchase any shares of common stock under the share repurchase program in 2022. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company had repurchased a total of $500 million in shares through December 31, 2024 under the program.

Share-Based Compensation. The fair value of share-based compensation is recognized as expense in the consolidated statements of operations over the vesting period.
Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge cash or share payments required on conversion of issued convertible notes, 6) hedge a net investment in a foreign operation, or 7) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions or divestitures. Derivatives are recognized as assets or liabilities in the consolidated balance sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are deferred through other comprehensive earnings. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included in within the same line item in the consolidated statements of operations as the hedged item. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the consolidated statements of operations within Other expense (income), net.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard requires retrospective application to all prior periods presented. We adopted this ASU effective December 31, 2024. Refer to Note 15 Segment Information for additional information. The adoption of ASU 2023-07 did not affect the Company’s financial condition, results of operations or cash flows as the guidance only requires additional disclosures.
Accounting Standards and Disclosure Rules Issued Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires expanded income tax disclosures, including greater disaggregation of information in the effective tax rate reconciliation and of income taxes paid. The amendments in ASU 2023-09 are effective for all public entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statement disclosures.
In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which will require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The Final Rules will also require disclosure outside of the financial statements of material scope 1 and scope 2 greenhouse gas emissions, among other climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the Final Rules and the timing of the effectiveness of these disclosure requirements remains uncertain. Prior to the effectiveness of the Final Rules being stayed, the disclosure requirements of the Final Rules were scheduled to begin phasing in for the Company for fiscal year 2025. The Company is currently monitoring the status of the Final Rules and assessing their impact on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires entities to disclose specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statement disclosures.

3.Revenue Recognition and Accounts Receivable
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2024, 2023, and 2022, respectively:

(In millions)	2024 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,731.6	2,156.7	744.2	1,567.8	9,200.3
Generics	4,197.8	9.8	602.0	682.9	5,492.5
Total Viatris	$8,929.4	$2,166.5	$1,346.2	$2,250.7	$14,692.8

(In millions)	2023 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,239.0	2,152.1	782.9	1,626.5	9,800.5
Generics	4,012.9	8.3	641.6	925.1	5,587.9
Total Viatris	$9,251.9	$2,160.4	$1,424.5	$2,551.6	$15,388.4

(In millions)	2022 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,160.4	2,190.7	922.6	1,615.9	9,889.6
Generics	4,608.5	10.5	709.8	999.7	6,328.5
Total Viatris	$9,768.9	$2,201.2	$1,632.4	$2,615.6	$16,218.1
____________
(a)Amounts include the impact of foreign currency translations compared to the prior year period.
(b)Amounts reflected in the above tables include net sales attributable to divested businesses until the date of disposition. Refer to Note 5 Divestitures for additional information.

The following table presents net sales on a consolidated basis for select key products for the years ended December 31, 2024, 2023, and 2022, respectively:

	Year Ended December 31,
(In millions)	2024	2023	2022
Select Key Global Products
Lipitor ®	$1,468.8	$1,559.3	$1,635.2
Norvasc ®	673.3	732.4	775.1
Lyrica ®	495.4	556.5	623.8
Viagra ®	395.6	428.8	458.9
EpiPen® Auto-Injectors	392.0	442.2	378.0
Creon ®	328.2	304.9	304.0
Celebrex ®	285.6	330.6	338.1
Effexor ®	252.9	262.9	279.6
Zoloft ®	235.7	235.7	246.2
Xalabrands	166.4	193.2	195.1

Select Key Segment Products
Yupelri ®	$238.5	$220.8	$202.1
Dymista ®	188.0	200.0	179.8
Influvac ®	178.7	192.4	225.5
Amitiza ®	149.2	157.0	167.9
Xanax ®	145.0	154.8	156.5
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

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
(In millions)	2024	2023	2022
Gross sales	$24,905.2	$25,693.1	$27,662.1
Gross to net adjustments:
Chargebacks	(5,008.7)	(5,457.9)	(6,192.2)
Rebates, promotional programs and other sales allowances	(4,193.1)	(3,857.6)	(4,346.2)
Returns	(292.5)	(223.2)	(296.7)
Governmental rebate programs	(718.1)	(766.0)	(608.9)
Total gross to net adjustments	$(10,212.4)	$(10,304.7)	$(11,444.0)
Net sales	$14,692.8	$15,388.4	$16,218.1
____________
(a)Amounts reflected in the above table include net sales attributable to divested businesses until the date of disposition. Refer to Note 5 Divestitures for additional information.

The following is a rollforward of the categories of variable consideration during 2024:

(In millions)	Balance at December 31, 2023	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2024
Chargebacks	$530.3	$5,008.7	$(5,043.6)	$(1.5)	$493.9
Rebates, promotional programs and other sales allowances	1,102.9	4,193.1	(3,986.8)	(42.3)	1,266.9
Returns	425.4	292.5	(312.5)	(4.5)	400.9
Governmental rebate programs	421.3	718.1	(751.6)	(13.1)	374.7
Total	$2,479.9	$10,212.4	$(10,094.5)	$(61.4)	$2,536.4

Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2024 and 2023, respectively:

(In millions)	December 31, 2024	December 31, 2023
Accounts receivable, net	$1,547.0	$1,483.6
Other current liabilities	989.4	996.3
Total	$2,536.4	$2,479.9
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

Accounts receivable, net was comprised of the following at December 31, 2024 and 2023, respectively:

(In millions)	December 31, 2024	December 31, 2023
Trade receivables, net	$2,675.3	$2,823.8
Other receivables	546.0	876.6
Accounts receivable, net	$3,221.3	$3,700.4

Total allowances for doubtful accounts were $107.6 million and $118.8 million at December 31, 2024 and 2023, respectively. The reduction in accounts receivable includes the impact of divestitures. Refer to Note 5 Divestitures for additional information. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 29% and 28% of the accounts receivable balances represent amounts due from three customers at December 31, 2024 and 2023, respectively.

Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $68.5 million and $30.8 million of accounts receivable as of December 31, 2024 and 2023, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of December 31, 2024 and 2023, we assigned and derecognized approximately $29.9 million and $415.7 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.

4.Acquisitions and Other Transactions
Acquisition of Idorsia Products
On March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future. Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (excluding, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provide Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expanded our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine.

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the year ended December 31, 2024, the Company incurred acquisition-related costs of approximately $3.9 million, which were recorded primarily in SG&A in the consolidated statements of operations.
The U.S. GAAP purchase price allocated to the transaction was $695 million, which consisted of $350 million of cash consideration paid and estimated contingent consideration at the date of acquisition valued at approximately $345 million. The fair value of the contingent consideration was valued using a Monte Carlo simulation model using Level 3 inputs. The fair value is sensitive to changes in the forecasts of operating metrics, probability of success, and discount rates. Refer to Note 9, Financial Instruments and Risk Management for additional information.

The allocation of the purchase price to the assets acquired and liabilities assumed is shown below. There were no measurement period adjustments during 2024.

(In millions)
Current assets	$2.1
IPR&D	675.0
Goodwill	19.5
Total assets acquired	$696.6
Current liabilities	1.6
Net assets acquired	$695.0

The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $675 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 20% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs, which are expected to be incurred through 2026. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris will receive additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the letter agreement provides for the replacement of the joint development committee with a transition committee to oversee the transition of both development programs to Viatris.
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products, including additional indications, to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis during the year ended December 31, 2024.
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

The Company recorded a step-up in the fair value of inventory of approximately $29.3 million, which was fully amortized during the year ended December 31, 2023 and was included in Cost of sales in the consolidated statement of operations.
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

The transaction to acquire the remaining equity shares of Famy Life Sciences closed during the first quarter of 2023. The Company recognized a gain of $18.9 million during the first quarter of 2023 as a result of remeasuring its pre-existing 13.5% equity interest in Famy Life Sciences to fair value, which was recognized as a component of Other expense (income), net in the consolidated statements of operations.

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

The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $290.0 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 23.9% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. The acquired IPR&D projects are in various stages of completion. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur. Refer to Note 8 Goodwill and Intangible Assets for additional information.
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

Ophthalmology is one of the key therapeutic areas of focus that the Company announced in February 2022 when it announced plans for certain strategic actions. With the combination of Viatris' global commercial footprint, R&D and regulatory capabilities and supply chain, along with Oyster Point's deep knowledge of the ophthalmology space from a clinical, medical, regulatory and commercial perspective, the Company believes it has the foundation to create a leading global ophthalmology franchise, accelerating efforts to address the unmet needs of patients with ophthalmic disease and the eye care professionals who treat them.

5.Divestitures
In October 2023, the Company announced it had received an offer for the divestiture of its OTC Business and had entered into definitive agreements to divest its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the Upjohn Distributor Markets. The Company has substantially completed all these divestitures by the end of 2024. The OTC, API and women’s healthcare businesses were deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities included an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, as necessary.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized TSA income related to all divestitures of approximately $69.9 million, $168.0 million, and $17.7 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

Women’s Healthcare
In the third quarter of 2023, Viatris executed an agreement to divest its women’s healthcare business to Insud Pharma, S.L., a leading Spanish multinational pharmaceutical company. The divestiture of the women’s healthcare business was primarily related to our oral and injectable contraceptives and did not include all of our women’s healthcare related products. The transaction included two manufacturing facilities in India. Assets and liabilities associated with the women’s healthcare business divested were classified as held for sale in the consolidated balance sheet as of December 31, 2023. The transaction closed in March 2024 and during the year ended December 31, 2024, the Company recognized a pre-tax gain on sale of approximately $77.8 million for the difference between the consideration received and the carrying value of the assets transferred (including an allocation of goodwill), which was recorded as a component of Other Expense (Income), Net in the consolidated statement of operations.

In the third quarter of 2023, Viatris also entered into a separate agreement to divest its rights to women’s healthcare products Duphaston® and Femoston® in certain countries to Theramex HQ UK Limited, a leading global specialty pharmaceutical company dedicated to women’s health. The transaction (other than in the U.K.) closed in December 2023, and upon closing, the Company recognized a pre-tax gain on sale of approximately $156.2 million in that quarter for the difference between the consideration received and the carrying value of the assets transferred. In the third quarter of 2024, the Company closed the divestiture of the product rights to Duphaston® and Femoston® in the U.K. to Insud Pharma, S.L., and recognized a pre-tax gain on sale of approximately $10.8 million. The respective pre-tax gains were recorded as a component of SG&A expense in the consolidated statement of operations.

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

The OTC Business divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2023. Upon classification as held for sale in the fourth quarter of 2023, we recognized a total charge of approximately $734.7 million, which was comprised of a goodwill impairment charge of approximately $580.1 million (recorded as a component of SG&A expense), and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Expense (Income), Net) in the consolidated statement of operations. During the year ended December 31, 2024, the Company recorded additional pre-tax charges of approximately $369.0 million to further write down the disposal group to fair value, less cost to sell. The additional charges were recorded as a component of Other Expense (Income), Net in the consolidated statement of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments on the proceeds.

API
On October 1, 2023, Viatris executed an agreement to divest its API business in India to Matrix Pharma Private Limited, a privately held pharmaceutical company based in India. The transaction included three manufacturing sites and a R&D lab in Hyderabad, three manufacturing sites in Vizag and third-party API sales. Viatris retained some selective R&D capabilities in API. The transaction closed in June 2024. The API business in India met the criteria to be classified as held for sale on October 1, 2023 and the related assets and liabilities were reclassified as held for sale in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2024, the Company recognized pre-tax charges of approximately $47.8 million on the disposal of the business, which were recorded as a component of Other Expense (Income), Net in the consolidated statement of operations.

Upjohn Distributor Markets
In the fourth quarter of 2022, the commercialization rights in the Upjohn Distributor Markets met the criteria to be classified as held for sale. Upon classification as held for sale, the Company recognized a total charge of $374.2 million in 2022, which was comprised of a goodwill impairment charge of $117.0 million, other charges, principally inventory write-offs, of $84.3 million and a charge of approximately $172.9 million to write down the disposal group to fair value, less cost to sell. During the year ended December 31, 2023, the Company recorded charges totaling $136.4 million, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Expense (Income), Net. The divestitures of the commercialization rights in the majority of the Upjohn Distributor Markets closed during 2023 and 2024.

Biocon Biologics Transaction

On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics at closing. During the years ended December 31, 2024 and 2023, the Company recorded a gain of $373.5 million and a loss of $21.1 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The current year gain is primarily related to changes in certain market factors, including Biocon’s share price. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the consolidated balance sheets, and gains and losses recorded as a result of remeasuring the CCPS in Biocon Biologics to fair value are recorded as a component of Other Expense (Income), Net. The fair value is reassessed quarterly. Refer to Note 9 Financial Instruments and Risk Management for further discussion.

The Biocon Agreement provided for a closing working capital target of $250 million, of which $220 million was paid by Viatris to Biocon Biologics during 2023. In addition, pursuant to the terms of the Biocon Agreement, the Company was entitled to receive a total of $335 million of additional cash payments in 2024 as deferred consideration. The Company received $245 million in deferred cash consideration payments from Biocon Biologics during 2024, and Viatris and Biocon Biologics agreed to offset certain amounts due between the parties, including the remaining $30 million of the closing working capital target, against the deferred cash consideration. In conjunction with the final settlement of amounts due between the parties, the Company recorded a pre-tax loss of $60.0 million as a component of Other Expense (Income), Net in the consolidated statements of operations during the fourth quarter of 2024. Biocon Biologics has fulfilled its obligations with respect to all deferred cash consideration and Viatris has fulfilled its obligations with respect to the closing working capital target under the Biocon Agreement pursuant to the final settlement.

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

Upon closing of the Biocon Biologics Transaction, the Company recognized a gain on sale of approximately $1.75 billion for the difference between the consideration received, including the fair value of the CCPS, and the carrying value of the biosimilars portfolio (including an allocation of goodwill). The gain was recognized as a component of Other Expense (Income), Net in the consolidated statement of operations during the year ended December 31, 2022. The Company has not recognized the results of the business in its consolidated financial statements subsequent to November 29, 2022.

The Company had previously entered into an exclusive collaboration with Biocon on the development, manufacturing, supply and commercialization of multiple, high value biosimilar compounds and three insulin analog products for the global marketplace. The collaboration was terminated upon closing of the Biocon Biologics Transaction.
Assets and Liabilities Held for Sale
The Company did not have assets and liabilities classified as held for sale at December 31, 2024. Assets and liabilities held for sale consisted of the following at December 31, 2023:

(In millions)	December 31, 2023
Assets held for sale
Accounts receivable, net	$112.1
Inventories	422.4
Prepaid expenses and other current assets	7.5
Property, plant and equipment, net	262.2
Intangible assets, net	1,946.0
Goodwill	188.0
Other assets	5.1
Valuation allowance on assets held for sale	(157.3)
Total assets held for sale	$2,786.0

Liabilities held for sale
Accounts payable	$137.4
Other current liabilities	35.3
Deferred income tax liability	77.2
Other long-term obligations	25.2
Total liabilities held for sale	$275.1

6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$734.8	$991.9	$1,259.9
Restricted cash, included in prepaid expenses and other current assets	1.3	1.7	2.6
Cash, cash equivalents and restricted cash	$736.1	$993.6	$1,262.5
Inventories

(In millions)	December 31, 2024	December 31, 2023
Raw materials	$1,345.9	$731.7
Work in process	527.3	602.1
Finished goods	1,980.9	2,135.9
Inventories	$3,854.1	$3,469.7
Inventory reserves totaled $454.5 million and $479.3 million at December 31, 2024 and 2023, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $289.3 million, $226.9 million and $326.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2024	December 31, 2023
Prepaid expenses	$140.9	$155.9
Deferred consideration due from Biocon Biologics	—	321.2
Available-for-sale fixed income securities	38.0	37.0
Fair value of financial instruments	261.6	106.2
Equity securities	55.5	49.3
Deferred charge for taxes on intercompany profit	526.6	747.3
Income tax receivable	300.7	340.2
Other current assets	387.2	271.0
Prepaid expenses and other current assets	$1,710.5	$2,028.1
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2024	December 31, 2023
Machinery and equipment	$2,894.7	$2,774.5
Buildings and improvements	1,464.3	1,444.4
Construction in progress	397.1	431.2
Land and improvements	113.2	120.2
Gross property, plant and equipment	4,869.3	4,770.3
Accumulated depreciation	2,203.2	2,010.7
Property, plant and equipment, net	$2,666.1	$2,759.6

Capitalized software costs included in our consolidated balance sheets were $157.7 million and $167.2 million, net of accumulated depreciation, at December 31, 2024 and 2023, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $357.0 million, $362.1 million and $349.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other assets

(In millions)	December 31, 2024	December 31, 2023
CCPS in Biocon Biologics	$1,349.8	$976.3
Operating lease right-of-use assets	253.1	245.6
Non-marketable equity investments (1)	—	165.7
Other long-term assets	754.0	821.1
Other assets	$2,356.9	$2,208.7
(1)    Refer to Note 18 Licensing and Other Partner Agreements for further discussion.
Accounts payable

(In millions)	December 31, 2024	December 31, 2023
Trade accounts payable	$1,355.3	$1,381.4
Other payables	498.4	556.8
Accounts payable	$1,853.7	$1,938.2
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2024 and 2023 were $41.9 million and $65.1 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.

The rollforward of the Company’s outstanding obligations under its supply chain finance program for the year ended December 31, 2024 is as follows:

(In millions)	December 31, 2024
Confirmed obligations outstanding at the beginning of the year	$65.1
Invoices confirmed during the year	157.5
Confirmed invoices paid during the year	(180.7)
Confirmed obligations outstanding at the end of the year	$41.9

Other current liabilities

(In millions)	December 31, 2024	December 31, 2023
Accrued sales allowances	$989.4	$996.3
Payroll and employee benefit liabilities	729.3	844.5
Legal and professional accruals, including litigation accruals	472.8	244.0
Contingent consideration	59.5	76.1
Accrued restructuring	63.4	36.4
Accrued interest	49.9	66.8
Fair value of financial instruments	125.8	124.6
Operating lease liability	87.1	83.0
Other	1,147.5	922.2
Other current liabilities	$3,724.7	$3,393.9
Other long-term obligations

(In millions)	December 31, 2024	December 31, 2023
Employee benefit liabilities	$467.9	$504.3
Contingent consideration (1)	496.6	139.0
Tax related items, including contingencies	341.9	399.3
Operating lease liability	179.3	165.4
Accrued restructuring	128.5	59.2
Other	325.0	249.7
Other long-term obligations	$1,939.2	$1,516.9
(1)    Balance as of December 31, 2024 includes a total of $378.0 million related to the Idorsia Transaction. Refer to Note 9 Financial Instruments and Risk Management for additional information.

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
As of December 31, 2024, the Company recognized ROU assets of $253.1 million and total lease liabilities of $266.4 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 6 Balance Sheet Components for additional information.
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

Other information related to leases was as follows:

As of December 31, 2024
Remaining lease terms	1 year to 15 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	3.7%
As of December 31, 2024, maturities of lease liabilities were as follows for each of the years ending December 31:

(In millions)
2025	$78.2
2026	71.1
2027	46.4
2028	25.6
2029	16.8
Thereafter	59.5
Total lease payments	$297.6
Less imputed interest	31.2
Total lease liability	$266.4

As of December 31, 2024, the Company had additional leases, primarily for administrative offices, that have not yet commenced totaling approximately $5.8 million. For the years ended December 31, 2024, 2023 and 2022, the Company had operating lease expense of approximately $89.8 million, $87.6 million and $90.9 million, respectively. Operating lease costs are classified primarily as SG&A and cost of sales in the consolidated statements of operations.

8.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2022	$7,461.5	$940.6	$689.0	$1,334.7	$10,425.8
Acquisitions	95.9	—	—	—	95.9
Impairment (4)	(544.0)	—	(30.0)	(7.0)	(581.0)
Reclassification to assets held for sale	(52.0)	—	—	(137.0)	(189.0)
Foreign currency translation	146.0	(7.8)	(13.3)	(9.5)	115.4
Balance at December 31, 2023	$7,107.4	$932.8	$645.7	$1,181.2	$9,867.1
Acquisitions	19.5	—	—	—	19.5
Impairment	—	—	(321.0)	—	(321.0)
Foreign currency translation	(374.0)	(11.3)	(29.6)	(17.4)	(432.3)
Balance at December 31, 2024	$6,752.9	$921.5	$295.1	$1,163.8	$9,133.3
____________
(1)Balances as of December 31, 2024 and 2023 include an accumulated impairment loss of $929.0 million. Balance as of December 31, 2022 includes an accumulated impairment loss of $385.0 million.
(2)Balance as of December 31, 2024 includes an accumulated impairment loss of $351.0 million. Balance as of December 31, 2023 includes an accumulated impairment loss of $30.0 million.
(3)Balances as of December 31, 2024 and 2023 include an accumulated impairment loss of $124.0 million. Balance as of December 31, 2022 includes an accumulated impairment loss of $117.0 million.
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
In conjunction with its annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit, which was recorded within SG&A in the consolidated statement of operations. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.

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

Intangible Assets, Net
Intangible assets consist of the following components at December 31, 2024 and 2023:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2024
Product rights, licenses and other (1)	13	$33,348.5	$17,091.8	$16,256.7
In-process research and development		814.2	—	814.2
		$34,162.7	$17,091.8	$17,070.9
December 31, 2023
Product rights, licenses and other (1)	13	$34,178.1	$15,316.4	$18,861.7
In-process research and development		319.4	—	319.4
		$34,497.5	$15,316.4	$19,181.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.
During the year ended December 31, 2024, the Company recorded IPR&D assets of approximately $675.0 million as part of the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2024
Brands	$6,464.6	$4,779.7	$860.5	$2,583.9	$14,688.7
Generics	1,214.6	8.7	183.8	160.8	1,567.9
Total Product Rights and Licenses	$7,679.2	$4,788.4	$1,044.3	$2,744.7	$16,256.6

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2023
Brands	$7,723.4	$5,206.8	$961.0	$2,855.9	$16,747.1
Generics	1,708.2	9.7	216.2	179.8	2,113.9
Total Product Rights and Licenses	$9,431.6	$5,216.5	$1,177.2	$3,035.7	$18,861.0

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the consolidated statements of operations, and were as follows for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(In millions)	2024	2023	2022
Intangible asset amortization expense	$2,351.5	$2,317.1	$2,504.6
IPR&D intangible asset impairment charges	177.1	—	0.6
Intangible asset disposal & impairment charges	7.5	32.0	172.9
Total intangible asset amortization expense (including disposal & impairment charges)	$2,536.1	$2,349.1	$2,678.1
During 2024, the Company concluded that certain of its IPR&D assets were fully impaired due to unfavorable clinical results and/or changes in market conditions which led to the termination of the development programs.
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
During the years ended December 31, 2023 and 2022, the Company recognized intangible asset charges of approximately $32.0 million and $172.9 million, respectively, recorded within Cost of Sales in the consolidated statements of operations, to write down the disposal group to fair value, less cost to sell, related to our commercialization rights in the Upjohn Distributor Markets, which was classified as held for sale. Refer to Note 5 Divestitures for additional information.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 11.0% and 24.0% were utilized in the valuations performed during the year ended December 31, 2024. Discount rates ranging between 10.0% and 24.0% were utilized in the valuations performed during the year ended December 31, 2023. A discount rate of 10.5% was utilized in the valuations performed during the year ended December 31, 2022.
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

Intangible asset amortization expense for the years ending December 31, 2025 through 2029 is estimated to be as follows:

(In millions)
2025	$2,228
2026	2,179
2027	1,966
2028	1,738
2029	1,210
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

The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	December 31, 2024	December 31, 2023
Euro
2.250% Euro Senior Notes due 2024 (1)	€1,000.0	€—	€1,000.0
1.023% Euro Senior Notes due 2024 (2)	750.0	—	750.0
2.125% Euro Senior Notes due 2025 (3)	500.0	—	500.0
1.362% Euro Senior Notes due 2027	850.0	850.0	850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Foreign currency forward contracts (4)	—	—	500.0
Euro Total	€5,100.0	€2,850.0	€5,600.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)The Company de-designated €189.2 million of the 2.250% Euro Senior Notes due 2024 as net investment hedges in the third quarter of 2024 and an additional €200.0 million in October 2024. The Euro Senior Notes were repaid at maturity during the fourth quarter of 2024.
(2)The Euro Senior Notes were repaid at maturity during the second quarter of 2024.
(3)In conjunction with the partial Senior Notes repayment during the third quarter of 2024 (refer to Note 10 Debt for more information), the Company de-designated the €500 million 2.125% Euro Senior Notes due 2025 as net investment hedges. The remaining Senior Notes were fully redeemed in October 2024.
(4)The principal amount of the foreign currency forward contracts at December 31, 2023 was €500 million. The contracts matured in July 2024.

At December 31, 2024, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $254.4 million.

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
The following table summarizes the classification and fair values of derivative instruments in our consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2024 Fair Value	December 31, 2023 Fair Value	Balance Sheet Location	December 31, 2024 Fair Value	December 31, 2023 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$24.1	$—	Other current liabilities	$—	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	39.2	17.5	Other current liabilities	—	35.8
Total derivatives designated as hedges		63.3	17.5		—	35.8
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	198.3	88.7	Other current liabilities	125..8	88.8
Total derivatives not designated as hedges		198.3	88.7		125.8	88.8
Total derivatives		$261.6	$106.2		$125.8	$124.6

The following tables summarize information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings
		Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2024	2023	2022
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	$10.7	$1.8	$—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense (income), net (2)	72.5	56.3	(82.1)
Total		$83.2	$58.1	$(82.1)

		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives			Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2024	2023	2022	2024	2023	2022
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$54.4	$44.3	$34.2	$29.6	$45.3	$89.2
Interest rate swaps	Interest expense (3)	(4.7)	(3.8)	(3.5)	(6.0)	(4.8)	(4.5)
Interest rate swaps	Other expense (income), net (2)	—	—	—	(3.4)	—	—
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps		20.5	(1.7)	—	—	—	—
Foreign currency forward contracts		9.5	(18.3)	—	—	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		225.2	(120.1)	360.1	—	—	—
Total		$304.9	$(99.6)	$390.8	$20.2	$40.5	$84.7
____________
(1)At December 31, 2024, the Company expects that approximately $19.0 million of pre-tax net gains on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2024			December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$387.7	$—	$—	$651.4	$—	$—
Total cash equivalents	387.7	—	—	651.4	—	—
Equity securities:
Exchange traded funds	54.8	—	—	49.1	—	—
Marketable securities	0.7	—	—	0.2	—	—
Total equity securities	55.5	—	—	49.3	—	—
CCPS in Biocon Biologics	—	—	1,349.8	—	—	976.3
Available-for-sale fixed income investments:
Corporate bonds	—	12.9	—	—	15.9	—
U.S. Treasuries	—	17.2	—	—	11.2	—
Agency mortgage-backed securities	—	3.2	—	—	4.6	—
Asset backed securities	—	4.4	—	—	5.1	—
Other	—	0.3	—	—	0.2	—
Total available-for-sale fixed income investments	—	38.0	—	—	37.0	—
Foreign exchange derivative assets	—	237.5	—	—	106.2	—
Interest rate swap derivative assets	—	24.1	—	—	—	—
Total assets at recurring fair value measurement	$443.2	$299.6	$1,349.8	$700.7	$143.2	$976.3
Financial Liabilities
Foreign exchange derivative liabilities	$—	$125.8	$—	$—	$124.6	$—
Contingent consideration	—	—	556.1	—	—	215.1
Total liabilities at recurring fair value measurement	$—	$125.8	$556.1	$—	$124.6	$215.1

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, foreign exchange forward prices and bank price quotes. For the years ended December 31, 2024 and 2023, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense (Income), Net, in the consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense (Income), Net, in the consolidated statements of operations.
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the consolidated statements of operations for that period.
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
As of December 31, 2024, the Company had a contingent consideration liability of $378.0 million related to the Idorsia Transaction. As of December 31, 2024 and 2023, the Company had a contingent consideration liability of $176.3 million and $177.6 million, respectively, related to the Respiratory Delivery Platform, and as of December 31, 2023, the Company had a contingent consideration liability of $15.8 million related to the Biocon Biologics Transaction. Refer to Note 5 Divestitures for additional information. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At December 31, 2024 and 2023, discount rates ranging from 9.0% to 19.0%, and 6.4% to 8.0%, respectively, were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2022 to December 31, 2024 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2022	$64.4	$310.6	$375.0
Payments	(43.0)	(220.0)	(263.0)
Reclassifications	54.7	(54.7)	—
Accretion	—	22.7	22.7
Fair value loss (3)	—	80.4	80.4
Balance at December 31, 2023	$76.1	$139.0	$215.1
Payments	(97.0)	—	(97.0)
Acquisition	—	345.0	345.0
Reclassifications	80.4	(80.4)	—
Accretion	—	38.2	38.2
Fair value loss (3)	—	54.8	54.8
Balance at December 31, 2024	$59.5	$496.6	$556.1
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

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

(In millions)	Balance Sheet Location	Cost	Gross Unrealized Losses	Fair Value
December 31, 2024
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$38.9	$(0.9)	$38.0
		$38.9	$(0.9)	$38.0
December 31, 2023
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$37.8	$(0.8)	$37.0
		$37.8	$(0.8)	$37.0
Maturities of available-for-sale fixed income investments at fair value as of December 31, 2024, were as follows:

(In millions)
Mature within one year	$1.1
Mature in one to five years	20.9
Mature in five years and later	16.0
$38.0
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
Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus 0.775% and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreement governing the Receivables Facility contains various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2024. As of December 31, 2024 and 2023, the Company had $484.1 million and $564.5 million, respectively, of accounts receivable balances sold to its subsidiary Mylan Securitization LLC under the Receivables Facility.

Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of December 31, 2024	December 31, 2024	December 31, 2023
Current portion of long-term debt:
2024 Euro Senior Notes (a) **	2.250%	$—	$1,103.5
2024 Euro Senior Notes (b) ****	1.023%	—	831.5
Other		0.6	0.4
Deferred financing fees		—	(0.7)
Current portion of long-term debt		$0.6	$1,934.7

Non-current portion of long-term debt:
2025 Euro Senior Notes (c) *	2.125%	$—	$551.7
2025 Senior Notes (c) ***	1.650%	—	755.7
2026 Senior Notes (c) **	3.950%	1,672.8	2,245.1
2027 Euro Senior Notes ****	1.362%	899.4	967.2
2027 Senior Notes ***	2.300%	764.2	769.8
2028 Euro Senior Notes **	3.125%	773.7	824.1
2028 Senior Notes *	4.550%	749.3	749.1
2030 Senior Notes ***	2.700%	1,497.0	1,505.0
2032 Euro Senior Notes ****	1.908%	1,376.2	1,478.4
2040 Senior Notes ***	3.850%	1,637.1	1,644.0
2043 Senior Notes *	5.400%	497.5	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.8
2050 Senior Notes ***	4.000%	2,191.6	2,196.3
YEN Term Loan Facility	Variable	254.4	283.6
Other		2.2	2.4
Deferred financing fees		(24.3)	(29.5)
Long-term debt		$14,038.9	$16,188.1
____________
(a)    The 2024 Euro Senior Notes were repaid at maturity in the fourth quarter of 2024.
(b)    The 2024 Euro Senior Notes were repaid at maturity in the second quarter of 2024.
(c)    Refer to Senior Notes – Senior Notes Repayment section below for additional details.
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

Mylan Inc. is the issuer of the Mylan Inc. U.S. Dollar Notes, which are each fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
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

The tender offers and satisfaction and discharge of the Senior Notes were completed using cash and cash equivalents on hand and accounted for as a debt extinguishment. The total gain recognized on the debt extinguishment (net of the write off of related unamortized deferred financing fees) for the year ended December 31, 2024 was $16.5 million and is included within Other Expense (Income), Net in the consolidated statements of operations.

YEN Term Loan Facility and 2024 Revolving Facility
In July 2021, Viatris entered into the ¥40 billion YEN Term Loan Facility with various syndicates of banks. The YEN Term Loan Facility will mature in July 2026. On September 27, 2024, Viatris entered into a $3.5 billion amended and restated revolving credit agreement (the “2024 Revolving Facility”) with a syndicate of banks. The 2024 Revolving Facility amended and restated the 2021 Revolving Facility. The 2024 Revolving Facility bears interest at variable rates based on current market conditions and will mature in September 2029.
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
Fair Value
At December 31, 2024 and 2023, the aggregate fair value of the Company’s outstanding notes was approximately $11.53 billion and $15.25 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2024 were as follows for each of the years ending December 31:

(In millions)	Total
2025	$—
2026	1,929
2027	1,630
2028	1,527
2029	—
Thereafter	8,494
Total	$13,580
11.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2024	December 31, 2023
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(1.2)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	254.2	271.4
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	32.3	(8.0)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	492.6	237.1
Foreign currency translation adjustment	(3,990.8)	(3,246.7)
	$(3,212.9)	$(2,747.4)

Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			73.6	325.4	(0.1)	(36.4)	(744.1)	(381.6)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(29.6)		(29.6)					(29.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		6.0	6.0					6.0
Loss on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						(2.2)		(2.2)
Amortization of actuarial loss included in SG&A						18.0		18.0
Net other comprehensive earnings (loss), before tax			53.4	325.4	(0.1)	(20.6)	(744.1)	(386.0)
Income tax provision (benefit)			13.1	69.9	(0.1)	(3.4)	—	79.5
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)

	Year Ended December 31, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			54.4	(178.5)	1.5	(37.3)	139.2	(20.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(45.3)		(45.3)					(45.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Gain on divestiture of defined pension plan included in SG&A						(3.0)		(3.0)
Amortization of prior service costs included in SG&A						(0.3)		(0.3)
Amortization of actuarial loss included in SG&A						21.9		21.9
Net other comprehensive earnings (loss), before tax			13.9	(178.5)	1.5	(18.7)	139.2	(42.6)
Income tax provision (benefit)			3.4	(38.6)	0.4	(21.6)	—	(56.4)
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)

	Year Ended December 31, 2022
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2021, net of tax			$9.2	$16.7	$—	$32.2	$(1,802.4)	$(1,744.3)
Other comprehensive earnings (loss) before reclassifications, before tax			47.8	460.1	(2.8)	276.3	(1,583.5)	(802.1)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(89.2)		(89.2)					(89.2)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.5	4.5					4.5
Amortization of prior service costs included in SG&A						(0.4)		(0.4)
Amortization of actuarial loss included in SG&A						3.2		3.2
Net other comprehensive earnings (loss), before tax			(36.9)	460.1	(2.8)	279.1	(1,583.5)	(884.0)
Income tax (benefit) provision			(9.2)	99.8	(0.5)	42.8	—	132.9
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)

12.Income Taxes
The income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In millions)	2024	2023	2022
U.S. Federal:
Current	$113.0	$2.6	$115.3
Deferred	(113.2)	293.4	263.7
	(0.2)	296.0	379.0
U.S. State:
Current	7.2	1.9	26.5
Deferred	(7.2)	2.6	20.3
	—	4.5	46.8
Non-U.S.:
Current	658.4	530.8	618.7
Deferred	(647.2)	(683.1)	(309.9)
	11.2	(152.3)	308.8
Income tax provision	$11.0	$148.2	$734.6
(Loss) earnings before income taxes:
United States	(571.9)	(951.5)	794.8
Foreign - Other	(51.3)	1,154.4	2,018.4
Total (loss) earnings before income taxes	$(623.2)	$202.9	$2,813.2

For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.
Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2024	December 31, 2023
Deferred tax assets:
Employee benefits	$138.5	$148.7
Litigation reserves	79.6	32.2
Accounts receivable allowances	392.2	413.7
Inventory	129.3	143.8
Tax credit and loss carry-forwards	1,482.9	758.2
Operating lease assets	50.8	51.3
Interest expense	96.8	114.8
Intangible assets	241.7	167.7
Other	273.5	326.1
	2,885.3	2,156.5
Less: Valuation allowance	(1,233.4)	(421.4)
Total deferred tax assets	1,651.9	1,735.1
Deferred tax liabilities:
Plant and equipment	56.3	54.0
Operating lease liabilities	50.8	51.3
Intangible assets and goodwill	1,695.8	2,506.2
Equity investments	164.6	—
Other	39.3	166.4
Total deferred tax liabilities	2,006.8	2,777.9
Deferred tax liabilities, net	$(354.9)	$(1,042.8)
For those foreign subsidiaries whose investments are permanent in duration, income and foreign withholding taxes have not been provided on the unremitted earnings of those subsidiaries. This amount may become taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such unremitted earnings is approximately $1.11 billion at December 31, 2024. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable as such determination involves material uncertainties about the potential extent and timing of any distributions, the availability and complexity of calculating foreign tax credits, and the potential indirect tax consequences of such distributions, including withholding taxes.

Our effective tax rate from continuing operations differs from the applicable U.S. statutory federal income tax rate of 21.0%, due to the following:

	Year Ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%

Research credits	2.2%	(5.2)%	—%
Foreign rate differential	11.2%	(58.8)%	(3.6)%
Recognition of tax carryforwards	114.7%	1.5%	9.8%
Goodwill impairment	(10.7)%	60.8%	6.5%
State income taxes and credits	(0.2)%	(3.9)%	1.3%
Tax settlements and resolution of certain tax positions	(2.6)%	14.2%	1.0%
Impact of the Combination and divestitures	5.5%	11.2%	(6.7)%
Incremental U.S. tax on foreign earnings	9.9%	69.4%	2.0%
Valuation allowance	(137.0)%	10.9%	(13.6)%
Deferred tax impact of tax law changes	0.7%	(1.0)%	5.4%
Withholding taxes	(4.3)%	7.4%	1.5%
Deferred tax impact of internal restructuring	(8.3)%	(74.0)%	—%
Other items	(3.9)%	19.5%	1.5%
Effective tax rate	(1.8)%	73.0%	26.1%
In all years, our effective tax rate is impacted by the jurisdictional location of earnings and the corresponding tax rates in those jurisdictions. The Company realizes benefits from lower tax rates in Singapore and Puerto Rico due to manufacturing and other incentives.
During the year ended December 31, 2024, as a result of legislation changes surrounding Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”), the Company recognized $734.6 million of previously unrecorded Luxembourg net operating losses which are offset by a corresponding valuation allowance. During the year ended December 31, 2022, a Puerto Rico net operating loss, which was recorded in conjunction with the Combination, expired unutilized resulting in a $274.4 million write-off of deferred tax asset and corresponding valuation allowance. The expiration and valuation allowance impacts are reflected in the above table.
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2024, a valuation allowance has been applied to certain deferred tax assets in the amount of $1.23 billion.
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
Net Operating Losses
As of December 31, 2024, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $247.6 million, which were recorded in connection with the Oyster Point acquisition. While the utilization of these carryforwards is subject to Section 382 of the Code, the Company does not anticipate that this limitation will impair our ability to utilize the carryovers.

•U.S. state income tax loss carryforwards of approximately $3.40 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $4.47 billion, of which $2.34 billion can be carried forward indefinitely, with the remaining $2.13 billion expiring in years 2025 through 2044.
•U.S. and foreign credit carryovers of $276.6 million, expiring in various amounts through 2044.
•Anticipatory foreign tax credits of $48.0 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.
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
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our consolidated balance sheets as of December 31, 2024 and 2023. The share repurchase and authorization amounts otherwise disclosed in this Form 10-K exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2024 based on enacted law and regulatory guidance; however, our CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Rules proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that the impact of the Pillar Two Rules in the countries that have enacted such rules effective for tax years ending on or before December 31, 2024, is not material to our results of operations for the year ended December 31, 2024. While the Pillar Two Rules did not have a significant impact on the 2024 tax provision or financial results, the Company will continue to monitor and evaluate the evolving tax legislation in the jurisdictions in which we operate which could impact future tax provision and financial results.

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
The Company is subject to ongoing IRS examinations. The years 2020 through 2023 are open years, with 2020 and 2021 under examination.
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

In France, the tax authorities have issued notices of assessments to the Company for the years ended December 2013 to December 2015 concerning our tax position with respect to whether income earned by a Company entity not domiciled in France should be subject to French tax. We have commenced litigation before the French tax courts where the tax authorities will seek unpaid taxes, penalties, and interest. A decision is pending.
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

The Company has recorded a net reserve for uncertain tax positions of $277.0 million and $287.1 million, including interest and penalties, in connection with its international audits at December 31, 2024 and 2023, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2015 through 2023, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2012 through 2023.
Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.
As of December 31, 2024 and 2023, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $255.7 million and $272.8 million, respectively, of which $180.5 million as of December 31, 2024 would affect the Company’s effective tax rate if recognized, with the remainder being offset by potential correlative adjustments. Related accrued interest and penalties included in the consolidated balance sheets were $106.4 million and $115.7 million as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $(0.3) million, $15.4 million, and $21.1 million of tax (benefit)/expense, respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Unrecognized tax benefit — beginning of year	$272.8	$296.7	$322.9
Additions for current year tax positions	22.5	—	8.2
Additions for prior year tax positions	33.8	3.0	1.0
Reductions for prior year tax positions	(34.6)	(4.6)	(5.8)
Settlements	(15.6)	(2.1)	(0.4)
Reductions due to expirations of statute of limitations	(13.4)	(13.0)	(1.9)
Reduction due to acquisition	—	—	(27.3)
Impact of foreign currency translation	(9.8)	(7.2)	—
Unrecognized tax benefit — end of year	$255.7	$272.8	$296.7
The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $21.0 million, involving international and state audits and settlements and expiring statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.
13.Share-Based Incentive Plan
Prior to the Distribution, Viatris adopted and Pfizer, in the capacity as Viatris’ sole stockholder at such time, approved the 2020 Incentive Plan (the Viatris Inc. 2020 Stock Incentive Plan) which became effective as of the Distribution. In connection with the Combination, as of November 16, 2020, the Company assumed the 2003 LTIP (Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan), which had previously been approved by Mylan shareholders. The 2020 Incentive Plan includes 72,500,000 shares of Viatris’ common stock authorized for grant pursuant to the 2020 Incentive Plan, which may include dividend payments payable in common stock on unvested shares granted under awards. No shares remain available for issuance under the 2003 LTIP, however, certain awards remain outstanding under the plan. The Board had approved an amendment to the 2020 Incentive Plan, subject to the approval of Viatris shareholders, to increase the maximum aggregate number of shares of Viatris common stock available for issuance under the 2020 Incentive Plan by 49,000,000 and on December 6, 2024, Viatris shareholders approved the amendment.

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
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2021	5,576,490	$37.19
Forfeited	(1,126,848)	31.91
Outstanding at December 31, 2022	4,449,642	$38.53
Granted	283,361	7.68
Exercised	(26,457)	5.65
Forfeited	(547,213)	32.63
Outstanding at December 31, 2023	4,159,333	$37.41
Exercised	(57,952)	7.01
Forfeited	(750,595)	46.36
Outstanding at December 31, 2024	3,350,786	$35.94
Vested and expected to vest at December 31, 2024	3,345,183	$35.99
Exercisable at December 31, 2024	3,310,219	$36.28

As of December 31, 2024, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable each had average remaining contractual terms of 3.1 years. Also, at December 31, 2024, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $0.5 million, $0.5 million, and $0.3 million, respectively.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2023 to December 31, 2024 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2023	31,096,783	$11.20
Granted	13,859,002	12.33
Released	(11,455,355)	11.88
Forfeited	(4,416,496)	11.12
Nonvested at December 31, 2024	29,083,934	$11.49
Of the 13,859,002 Restricted Stock Awards granted during the year ended December 31, 2024, 9,592,720 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining Restricted Stock Awards granted, 12,920 are not subject to market conditions and will cliff vest within a three-year period, and 4,253,362 are subject to market or performance conditions and will cliff vest in three years or less.
As of December 31, 2024, the Company had $163.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.4 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the years ended December 31, 2024 and 2023 was $141.7 million and $169.2 million, respectively.

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
Included in accumulated other comprehensive loss as of December 31, 2024 and 2023 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Unrecognized actuarial net gain	$(275.6)	$(268.1)	$(2.3)	$(43.4)
Unrecognized prior service cost (credit)	17.1	19.7	(16.9)	(3.0)
Total	$(258.5)	$(248.4)	$(19.2)	$(46.4)

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
The change in accumulated other comprehensive loss in 2024 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain) loss	$(26.9)	$36.0
Amortization of actuarial gain	12.9	5.1
Unrecognized prior service cost	—	(14.6)
Amortization of prior service (credit) cost	(2.9)	0.7
Impact of foreign currency translation	6.8	—
Net change	$(10.1)	$27.2
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Service cost	$28.4	$26.6	$32.6	$1.5	$2.1	$3.4
Interest cost	59.7	63.6	36.8	5.3	6.9	3.7
Expected return on plan assets	(67.1)	(62.6)	(64.6)	—	—	—
Plan curtailment, settlement and termination	(1.2)	(3.8)	2.3	—	—	(3.9)
Amortization of prior service cost (credit)	2.9	2.1	0.9	(0.7)	(0.7)	(0.6)
Recognized net actuarial (gains)	(11.7)	(18.3)	(0.2)	(5.1)	(1.4)	0.3
Net periodic benefit cost	$11.0	$7.6	$7.8	$1.0	$6.9	$2.9

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2024 and 2023.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2024	2023	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,443.6	$1,379.0	$112.6	$137.5
Service cost	28.4	26.6	1.5	2.1
Interest cost	59.7	63.6	5.3	6.9
Participant contributions	2.2	0.5	1.8	4.1
Divestitures	(30.2)	(8.8)	—	—
Plan settlements and terminations	(8.6)	8.6	(14.6)	—
Actuarial losses (gains)	0.8	40.8	36.0	(22.8)
Benefits paid	(83.3)	(74.0)	(14.4)	(15.2)
Impact of foreign currency translation	(46.3)	7.3	—	—
Projected benefit obligation, end of year	$1,366.3	$1,443.6	$128.2	$112.6

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,109.4	$1,067.1	$—	$—
Actual return on plan assets	94.8	95.2	—	—
Company contributions	40.4	41.7	12.6	11.1
Participant contributions	2.2	0.5	1.8	4.1
Divestitures	(18.6)	(12.1)	—	—
Plan settlements	(8.6)	(7.1)	—	—
Benefits paid	(83.3)	(74.0)	(14.4)	(15.2)
Impact of foreign currency translation	(35.8)	(1.9)	—	—
Fair value of plan assets, end of year	1,100.5	1,109.4	—	—
Funded status of plans	$(265.8)	$(334.2)	$(128.2)	$(112.6)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2024 and 2023:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Noncurrent assets	$89.8	$89.3	$—	$—
Current liabilities	(19.6)	(20.0)	(12.6)	(13.8)
Noncurrent liabilities	(336.0)	(403.5)	(115.6)	(98.8)
Net accrued benefit costs	$(265.8)	$(334.2)	$(128.2)	$(112.6)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $1.29 billion and $1.36 billion at December 31, 2024 and 2023, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2024 and 2023 were as follows:

	December 31,
(In millions)	2024	2023
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,008.2	$1,058.1
Accumulated benefit obligation	976.2	1,023.5
Fair value of plan assets	657.9	642.4
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2024 and 2023 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$—	$—	$10.1
Equity securities	270.1	20.4	—	290.5
Fixed income securities	217.3	427.9	—	645.2
Assets held by insurance companies and other	138.1	12.4	4.2	154.7
Total	$635.6	$460.7	$4.2	$1,100.5

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17.4	$—	$—	$17.4
Equity securities	401.6	30.3	—	431.9
Fixed income securities	175.9	281.6	—	457.5
Assets held by insurance companies and other	181.4	17.2	4.0	202.6
Total	$776.3	$329.1	$4.0	$1,109.4
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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2024 and 2023:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	4.6%	4.5%	5.5%	5.0%
Expected return on plan assets	6.3%	6.1%	—%	—%
Rate of compensation increase	3.7%	3.7%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2024:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	4.5%	4.8%	2.3%	5.0%	5.4%	2.5%
Expected return on plan assets	6.3%	6.1%	5.0%	—%	—%	—%
Rate of compensation increase	3.7%	3.7%	3.1%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2024 was 8.6% declining to a projected 4.0% in the year 2048. For 2025, the assumed weighted-average healthcare cost trend rate used will be 8.7% declining to a projected 4.0% in the year 2049. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2025	$99.8	$12.5
2026	95.7	13.1
2027	102.6	13.5
2028	97.2	13.1
2029	98.0	12.6
Thereafter	494.3	57.1
Total	$987.6	$121.9
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
Total employer contributions to defined contribution plans were approximately $148.4 million, $129.3 million and $111.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

15.Segment Information
Viatris has four reportable segments: Developed Markets, Greater China, JANZ, and Emerging Markets. The Company reports segment information on the basis of markets and geography, which reflects its focus on bringing its large and diversified portfolio of branded and generic products, including complex products, to people in markets everywhere. Our Developed Markets segment comprises our operations primarily in North America and Europe. Our Greater China segment includes our operations in mainland China, Taiwan and Hong Kong. Our JANZ segment consists of our operations in Japan, Australia and New Zealand. Our Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who evaluates the performance of its segments and allocates resources based on total revenues and our measure of segment profit or loss, segment profitability. These financial metrics are used to review operating trends, perform comparisons between periods, and monitor budget and forecast-to-actual variances on a regular basis. Net sales of our business segments exclude intersegment sales as these activities are not regularly reviewed by the CODM and are eliminated in consolidation.
Certain costs and gains are not included in the measurement of segment profitability, or in segment cost of sales, and segment SG&A, as management excludes these costs in assessing segment financial performance. Such costs and gains include:
◦Intangible asset amortization expense;
◦Asset impairments (including of goodwill, intangible assets (including IPR&D), and long-lived assets);
◦R&D and Acquired IPR&D expense;
◦Net charges or net gains for litigation settlements and other contingencies;
◦Certain costs related to transactions and events such as: (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) share-based compensation expense; (iii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iv) other significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs, decommissioning and other restructuring related costs) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and costs, as well as gains and losses, related to disposals of assets or businesses, including those related to divestitures, and, as applicable, any associated transition activities;

◦Corporate and other unallocated costs associated with global functions (such as IT, facilities, legal, finance, human resources, insurance, public affairs, compliance, and procurement), patient advocacy activities and certain compensation and other corporate costs (such as certain expenses associated with our manufacturing, including manufacturing variances associated with production) and operations that are not directly assessed to an operating segment as business unit (segment) management does not manage these costs;
◦Other Expense (Income), Net (including interest and dividend income, gains and losses from investments, business divestitures, and foreign exchange); and
◦Interest expense.
The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the CODM.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Year Ended December 31, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$8,929.4	$2,166.5	$1,346.2	$2,250.7	$14,692.8
Other revenues	32.0	1.3	3.5	9.7	46.5
Total revenues	$8,961.4	$2,167.8	$1,349.7	$2,260.4	$14,739.3
Less:
Cost of sales	4,014.3	245.7	798.3	1,016.4	6,074.7
Selling, general and administration	1,097.0	518.5	168.3	309.9	2,093.7
Segment profit	$3,850.1	$1,403.6	$383.1	$934.1	$6,570.9

Reconciliation of segment profit:
Intangible asset amortization expense					(2,351.5)
Intangible asset (including IPR&D) disposal & impairment charges					(184.6)
Impairment of goodwill					(321.0)
Research and development					(808.7)
Acquired IPR&D					(28.3)
Litigation settlements and other contingencies, net					(350.9)
Transaction related and other special items					(973.6)
Corporate and other unallocated					(1,542.2)
Earnings from operations					$10.1

	Year Ended December 31, 2023
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$9,251.9	$2,160.4	$1,424.5	$2,551.6	$15,388.4
Other revenues	26.1	—	1.1	11.3	38.5
Total revenues	$9,278.0	$2,160.4	$1,425.6	$2,562.9	$15,426.9
Less:
Cost of sales	4,067.1	205.5	725.5	1,116.2	6,114.3
Selling, general and administration	1,124.4	528.1	177.2	354.8	2,184.5
Segment profit	$4,086.5	$1,426.8	$522.9	$1,091.9	$7,128.1

Reconciliation of segment profit:
Intangible asset amortization expense					(2,317.1)
Intangible asset (including IPR&D) disposal & impairment charges					(32.0)
Impairment of goodwill					(580.1)
Research and development					(805.2)
Acquired IPR&D					(105.5)
Litigation settlements and other contingencies, net					(111.6)
Transaction related and other special items					(774.4)
Corporate and other unallocated					(1,636.0)
Earnings from operations					$766.2

	Year Ended December 31, 2022
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$9,768.9	$2,201.2	$1,632.4	$2,615.6	$16,218.1
Other revenues	21.8	—	1.4	21.4	44.6
Total revenues	$9,790.7	$2,201.2	$1,633.8	$2,637.0	$16,262.7
Less:
Cost of sales	4,028.6	195.8	774.3	1,086.8	6,085.5
Selling, general and administration	884.0	492.9	194.0	343.1	1,914.0
Segment profit	$4,878.1	$1,512.5	$665.5	$1,207.1	$8,263.2

Reconciliation of segment profit:
Intangible asset amortization expense					(2,504.6)
Intangible asset (including IPR&D) disposal & impairment charges					(173.5)
Impairment of goodwill					(117.0)
Research and development					(662.2)
Acquired IPR&D					(36.4)
Litigation settlements and other contingencies, net					(4.4)
Transaction related and other special items					(1,026.9)
Corporate and other unallocated					(2,123.3)
Earnings from operations					$1,614.9

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2024, 2023, and 2022:

	Percentage of Consolidated Net Sales
	2024	2023	2022
McKesson Corporation	*	10%	11%
Cencora, Inc. (formerly AmerisourceBergen Corporation)	12%	10%	10%
Cardinal Health, Inc.	*	5%	5%

*     Net sales represented less than 10% of consolidated net sales during the period.

Net sales from these customers were primarily in the Developed Markets segment.

Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2024	2023	2022
United States	$3,434.7	$3,551.8	$3,946.6
China	1,911.3	1,889.0	1,951.3
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
In addition, the Company periodically enters into retention agreements with certain key employees, whereby they may agree to continue to provide service to the Company for a period of time. The Company records the expense for these agreements over the applicable service periods.
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
In connection with the divestitures, Viatris and the respective buyers entered into transition services and/or manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months for transition services and for periods between one to 10 years for manufacturing and supply agreements, depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we entered into distribution agreements for certain markets for a limited period of time. In connection with the API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction.

In the normal course of business, Viatris periodically enters into acquisition, divestiture, collaboration, employment, legal settlement and other agreements which incorporate indemnification provisions. The maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not paid material amounts under these indemnification provisions. Further, for certain agreements, the Company maintains insurance coverage, which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

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
The following table summarizes the restructuring charges and the reserve activity for the restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2021	$292.6	$4.1	$296.7
Charges (2)	38.2	48.3	86.5
Cash payment	(170.1)	(15.3)	(185.4)
Utilization	—	(34.9)	(34.9)
Foreign currency translation	(5.1)	(0.3)	(5.4)
Balance at December 31, 2022	$155.6	$1.9	$157.5
Charges (1)	17.6	107.6	125.2
Cash payment	(77.8)	(10.3)	(88.1)
Utilization (3)	(4.0)	(99.2)	(103.2)
Foreign currency translation	0.8	—	0.8
Balance at December 31, 2023	$92.2	$—	$92.2
____________
(1)     For the year ended December 31, 2023, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $80.3 million, $0.4 million, $29.5 million, $13.9 million, and $1.1 million, respectively.
(2)     For the year ended December 31, 2022, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $74.6 million, $2.5 million, $0.9 million, $8.2 million and $0.3 million, respectively.
(3)     For the year ended December 31, 2023, other exit costs included expense of $71.6 million relating to plant divestitures.
Additional restructuring charges, primarily for facilities to be closed or disposed of, were incurred during the year ended December 31, 2024 and are not a component of the 2020 restructuring program. At December 31, 2024, accrued liabilities for restructuring and other cost reduction programs of $63.4 million were included in other current liabilities and $128.5 million were included in other long-term obligations in the consolidated balance sheets.

18.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the consolidated balance sheets, except for obligations reflected as acquisition related contingent consideration, including those related to the Idorsia Transaction. Refer to Note 9 Financial Instruments and Risk Management for further discussion of contingent consideration.
Our potential maximum development milestones not accrued for at December 31, 2024 totaled approximately $419 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $33 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of December 31, 2024, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.
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

The Company holds investments in preferred shares of Mapi that are accounted for at cost, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. During the year ended December 31, 2023, the Company made an additional investment of $30.0 million in preferred shares of Mapi. The preferred shares are convertible on a one-to-one basis into Mapi ordinary shares at Viatris’ option. The Company recognized a gain of $45.6 million during the year ended December 31, 2023 as a result of remeasuring our pre-existing equity interest in Mapi, which was recorded as a component of Other Expense (Income), Net in the consolidated statements of operations. The Company has determined that Mapi represents a variable interest entity (“VIE”), but has concluded that Viatris is not the primary beneficiary of Mapi as we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we have not consolidated Mapi’s results of operations and financial position into our consolidated financial statements.

As of December 31, 2023, our consolidated balance sheets included, within Other Assets, $132.1 million related to our equity investments in Mapi, which included cumulative unrealized gains of $62.1 million, and within Prepaid Expenses and Other Current Assets, $52.5 million related to advances, including for initial orders of commercial launch supply of GA Depot under our supply agreement with Mapi. Our maximum exposure to loss as a result of our involvement with Mapi is limited to the carrying value of the investments and advances. In 2024, the Company was informed that Mapi received a Complete Response Letter (“CRL”) regarding the NDA for GA Depot 40 mg from the FDA. In December 2024, the companies met with the FDA and reviewed the content of the CRL. As a result of the meeting, Viatris and Mapi are discussing and determining the appropriate next steps for the program. We do not expect Mapi to generate positive operating cash or earnings unless and until marketing approval and commercial success for its development programs, particularly GA Depot, is attained. As a result of the additional uncertainty of regulatory and commercial timing and success of GA Depot and the financial condition of Mapi, the Company has impaired its equity investment and prepaid assets related to advances for the initial supply of commercial product. Total charges of $184.6 million were recorded during the year ended December 31, 2024 as a component of Other Expense (Income), Net in the consolidated statements of operations.

Revance
The Company and Revance have entered into an agreement pursuant to which the Company and Revance are collaborating exclusively, on a world-wide basis (excluding Japan), to develop, manufacture and commercialize a biosimilar to the branded biologic product (onabotulinumtoxinA) marketed as BOTOX®. Under the agreement, the Company is primarily responsible for (a) clinical development activities outside of North America (excluding Japan) (b) regulatory activities, and (c) commercialization for any approved product. Revance is primarily responsible for (a) non-clinical development activities, (b) clinical development activities in North America, and (c) manufacturing and supply of clinical drug substance and drug product; Revance is solely responsible for an initial portion of non-clinical development costs. The remaining portion of any non-clinical development costs and clinical development costs for obtaining approval in the U.S. and Europe is being shared equally between the parties, and the Company is responsible for all other clinical development costs and commercialization expenses. In February 2025, Revance was acquired by Crown Laboratories, Inc.
Theravance Biopharma
The Company has a development and commercialization collaboration with Theravance Biopharma, for revefenacin. On November 9, 2018, the Company announced that the FDA approved the NDA for YUPELRI® (revefenacin) inhalation solution for the maintenance treatment of patients with COPD. YUPELRI®, a long-acting muscarinic antagonist, is the first and only once-daily, nebulized bronchodilator approved for the treatment of COPD in the U.S. Viatris is responsible for commercial manufacturing and commercialization. Theravance Biopharma is co-promoting the product in the hospital channel under a profit-sharing arrangement.
The Company has also acquired exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong, Macau and Taiwan, for an upfront payment of $18.5 million and additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2024, the Company has paid a total of $50.0 million in milestone payments to Theravance Biopharma.
Other Development Agreements
In October 2024, the Company entered into an exclusive licensing agreement with Lexicon for sotagliflozin in all markets outside of the U.S. and Europe in exchange for an upfront payment of $25.0 million, and additional potential contingent payments, including regulatory milestones, sales milestones and tiered royalties ranging from low-double-digit to upper-teens on annual net sales. Viatris will be responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territories. Lexicon will be responsible for providing clinical and commercial supply of sotagliflozin to Viatris. The Company accounted for the transaction as an asset acquisition, with the upfront payment expensed as Acquired IPR&D in 2024.
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

19.Litigation
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict.
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
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and the assumed legal matters referenced above, and intends to vigorously defend its position, the process of resolving these matters is inherently uncertain and may develop over a long period of time, and so it is not possible to predict the ultimate resolution of any such matter. It is possible that an unfavorable resolution of any of the ongoing matters could have a material effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.

Some of these governmental inquiries, investigations, proceedings and litigation matters with which the Company is involved are described below, and unless otherwise disclosed, the Company is unable to predict the outcome of the matter or to provide an estimate of the range of reasonably possible material losses. The Company records accruals for loss contingencies to the extent we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is also involved in other pending proceedings for which, in the opinion of the Company based upon facts and circumstances known at the time, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s business, financial position, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price. If and when any reasonably possible losses associated with the resolution of such other pending proceedings, in the opinion of the Company, become material, the Company will disclose such matters.
Legal costs are recorded as incurred and are classified in SG&A in the Company’s consolidated statements of operations.
EpiPen® Auto-Injector Litigation
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, Plaintiffs filed an amended complaint asserting federal antitrust claims which are based on allegations concerning a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. Plaintiffs seek monetary damages, declaratory relief, attorneys’ fees and costs. In December 2024, the Company reached an agreement and paid $73.5 million to fully resolve this matter. The settlement is subject to final court approval and contains an express provision disclaiming and denying any wrongdoing by the Company.

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. Class certification was denied. The case is proceeding with Rochester Drug Company, Dakota Drug, and Morris & Dickson Company as plaintiffs and they seek monetary damages, attorneys’ fees and costs.

In January 2025, the State of Indiana filed a complaint in Superior Court in Marion County, Indiana against the Company and other non-Viatris affiliated companies alleging harm under Indiana state laws, including antitrust and consumer protection laws, and unjust enrichment claims. Indiana generally seeks monetary damages, restitution, disgorgement, civil penalties, injunctive relief, and attorneys’ fees and costs.

In June 2024, the Company received a civil subpoena from the Attorney General of the State of Mississippi seeking information relating to the sales and/or marketing of EpiPen® Auto-Injector. The Company is fully cooperating with this request and has communicated with certain other State Attorneys General regarding related issues.

The issues covered in the Indiana complaint, Mississippi subpoena, and communications with certain other States, generally relate to issues from litigations and/or investigations that have been previously disclosed, including the indirect purchaser class action that was resolved in 2022 and the direct purchaser litigation matters described above.

The Company has a total accrual of approximately $20.5 million related to these matters at December 31, 2024, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.
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
We had fully cooperated with these investigations, which we believe were related to a broader industry-wide investigation of the generic pharmaceutical industry. The Antitrust Division of the DOJ has advised that it no longer considers the Company, and its former President, a subject of its antitrust investigation. The Civil Division of the DOJ also informed the Company that it did not expect to take any further actions in connection with its civil investigative demand.

Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA Court has ordered certain plaintiffs’ complaints regarding two single-drug product cases to proceed as bellwethers. The Company is named in those plaintiffs’ complaints that regard one of the two individual drug products and class certification and summary judgment motions are pending, with a potential for trial as soon as 2025 in those cases.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-

three states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-three states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s former President, with respect to a single drug product. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law in this case has been dismissed.

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. The complaint has been subsequently amended, including on November 22, 2024, to add states as plaintiffs. The operative complaint is brought by attorneys general of forty-five states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty-one states and certain territories against several individuals, including a Company sales employee. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-three states, certain territories and the District of Columbia. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether. The Company has filed a motion for summary judgment seeking to dismiss this case in its entirety, which remains pending.

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
On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/current director of the Company, and certain former and current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserts claims which are based on allegations that are similar to those in the SDNY Class Action Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs seek compensatory damages, costs and expenses and attorneys’ fees. The parties have reached an agreement in principle to resolve this matter.

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

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs have filed an appeal to the United States Court of Appeal for the Third Circuit, which remains pending.

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

The Company has accrued approximately $270 million in connection with the possible resolution of certain of these matters at December 31, 2024, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

Citalopram
In 2013, the European Commission issued a decision finding that Lundbeck and several generic companies, including Generics [U.K.] Limited (“GUK”), had violated EU competition rules relating to various settlement agreements entered into in 2002 for citalopram. After various appeals, the European Commission’s decision was upheld in March 2021. On March 28, 2023, bodies of the national health authorities in England & Wales filed a case in the U.K. Competition Appeals Tribunal against parties to the citalopram investigation, including GUK, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. GUK, beginning in approximately 2018, has received notices from other health service authorities and insurers asserting an intention to file similar claims. Pursuant to an indemnification agreement, Merck KGaA and GUK have agreed to equally share any damages claimed against Merck KGaA and/or GUK alleged to have been caused by the conduct which is the subject of the European Commission decision.

The Company has accrued approximately €12.7 million as of December 31, 2024 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Bodies of national health authorities in England, Wales, Scotland, and Northern Ireland filed a case in the English High Court against Servier, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. Servier has joined the generic companies, including the Company, as defendants in this litigation.

In December 2024, health insurance funds located in the EU filed a case in the Amsterdam District Court against Servier and the generic companies, including the Company, seeking monetary damages, plus interest, purportedly arising from the settlement agreements.

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
The Company has accrued approximately $70.1 million as of December 31, 2024 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. A similar lawsuit pertaining to valsartan is pending in Israel. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL. The Company has also received requests to indemnify purchasers of the Company’s API and/or finished dose forms of these products. The original master complaints concerning ranitidine were dismissed on December 31, 2020. The end-payor plaintiff immediately appealed to the U.S. Court of Appeals for the Eleventh Circuit, which affirmed the dismissal. The personal injury and consumer putative class plaintiffs filed amended master complaints. The Company was not named as a defendant in the amended master complaints, though it was still named in certain short form complaints filed by personal injury plaintiffs. The trial court has dismissed all remaining claims against the generic defendants. Certain of the personal injury plaintiffs appealed this dismissal, which remains pending.

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

Depo-Provera
Beginning in October 2024, the Company (including Greenstone LLC), Pfizer and certain entities related to Pfizer, and Prasco Labs have been named in a number of lawsuits filed in federal and state courts related to claims pertaining to Depo-Provera. Certain of these lawsuits include allegations that individual plaintiffs developed meningiomas purportedly as a result of the ingestion of Depo-Provera or its authorized generic equivalent and seek compensatory and punitive damages. Putative class complaints seeking relief in the form of medical monitoring for individuals from certain states who have taken Depo-Provera or its authorized generic equivalent, but have not developed meningiomas, have also been filed. In February 2025, the federal lawsuits were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. Pfizer is the new drug application holder of Depo-Provera and markets and sells the branded version of the product. Greenstone LLC was a subsidiary of Pfizer until the closing of the Combination and sold the authorized generic of Depo-Provera until the closing of the Combination. Concurrently with the closing of the Combination, Pfizer divested the authorized generic of Depo-Provera to Prasco Labs. The Company has sought to tender its defense and is seeking indemnification for these claims from Pfizer pursuant to the Separation and Distribution Agreement and Pfizer is seeking cross-indemnification from the Company pursuant to the Separation and Distribution Agreement with respect to the authorized generic product previously sold by Greenstone LLC.

Intellectual Property
The Company is involved in a number of patent litigation lawsuits involving the validity and/or infringement of patents held by branded pharmaceutical manufacturers. The Company uses its business judgment to decide to market and sell certain products, in each case based on its belief that the applicable patents are invalid and/or that its products do not infringe, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. The Company also faces challenges to its patents, including suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments, or other parties are seeking damages for allegedly causing delay of generic entry. An adverse decision in any of these matters could have an adverse effect that is material to our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.
The Company has approximately $2.9 million accrued related to its intellectual property matters at December 31, 2024. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.
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

Tyrvaya
In June 2023, a generic company notified Oyster Point that it had filed an ANDA with the FDA seeking approval to market a generic version of Tyrvaya® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of six Orange Book listed patents that all have expiration dates in October 2035. In July 2023, Oyster Point brought a patent infringement action against the generic filer in the U.S. District Court of the District of New Jersey asserting infringement by the generic company. In March 2024, Oyster Point filed an amended complaint asserting infringement with respect to four additional patents that were recently listed in the Orange Book for Tyrvaya® and also have expiration dates in October 2035. This lawsuit automatically stays FDA approval of the generic company’s ANDA until December 6, 2025, or until an adverse court decision, if any, whichever may occur earlier. The parties are awaiting the scheduling of a trial.

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

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $5.7 million accrued related to these various other legal proceedings at December 31, 2024.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
Management’s Report on ICFR is on page 78, which is incorporated herein by reference. The effectiveness of the Company’s ICFR as of December 31, 2024 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 82, which is incorporated herein by reference.
ITEM 9B.Other Information
Trading Arrangements
During the three months ended December 31, 2024, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Insider Trading Policies and Procedures
We have adopted a Global Insider Trading Policy and Insider Trading Policy Additional Procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, as well as by Viatris itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Global Insider Trading Policy and Insider Trading Policy Additional Procedures is filed as Exhibit 19 to this Form 10-K.
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	32,434,720	$14.02	67,843,687
Equity compensation plans not approved by security holders	—	—	—
Total	32,434,720	$14.02	67,843,687
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
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2024	$118.8	17.4	—	(28.6)	$107.6
Year ended December 31, 2023	$114.7	26.6	—	(22.5)	$118.8
Year ended December 31, 2022	$154.5	21.5	—	(61.3)	$114.7
Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$421.4	925.4	1.0	(114.4)	$1,233.4
Year ended December 31, 2023	$387.0	41.0	16.1	(22.7)	$421.4
Year ended December 31, 2022	$780.4	42.7	—	(436.1)	$387.0
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

2.2(c)
Amendment No. 2, dated as of May 29, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.2 to the Report on Form 8-K filed by Mylan N.V. with the SEC on June 1, 2020, and incorporated herein by reference.^

2.2(d)
Amendment No. 3, dated as of September 18, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^

2.2(e)
Amendment No. 4, dated as of November 15, 2020, to the Separation and Distribution Agreement, dated as of July 29, 2019, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 2.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^

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

2.3(d)
Omnibus Amendment No. 2, effective as of December 19, 2023, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilars Newco Limited, and Biocon Biologics Limited, filed by Viatris Inc. as Exhibit 2.3(d) to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.^

2.3(e)
Omnibus Amendment No. 3, effective as of December 24, 2024, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilar Collaborations Ireland Limited, Biosimilars Newco Limited, and Biocon Biologics Limited.^

2.4(a)
Put Option Agreement, dated October 1, 2023, between Cooper Consumer Health SAS and Viatris Inc., filed by Viatris Inc. as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.^

2.4(b)
Transaction Agreement, dated as of January 29, 2024, by and among Cooper Consumer Health SAS, Cooper Consumer Health IT S.r.l., Viatris Inc., Viatris Italia S.r.l. and Ipex AB, filed as Exhibit 2.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on January 30, 2024, and incorporated herein by reference. ^

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

3.1(c)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Viatris Inc., effective as of December 15, 2023, filed by Viatris Inc. as Exhibit 3.1(c) to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

3.1(d)
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Viatris Inc., effective as of December 15, 2023, filed by Viatris Inc. as Exhibit 3.1(d) to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

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

4.9
Description of Viatris Inc. Securities Registered Under Section 12 of the Exchange Act, filed by Viatris Inc. as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

10.1(a)	Viatris Inc. 2020 Stock Incentive Plan, included as Exhibit 10.1 to Amendment No. 1 to Form 10 filed by Upjohn Inc. with the SEC on February 6, 2020, and incorporated herein by reference.*
10.1(b)	Amendment to the Viatris Inc. 2020 Stock Incentive Plan dated December 6, 2024.*
10.1(c)
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
Value Creation Incentive Award Performance-Based Restricted Stock Unit Award Agreement for Robert J. Coury under the Viatris Inc. 2020 Stock Incentive Plan, effective as of November 23, 2020, filed by Viatris Inc. as Exhibit 10.1(e) to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.1(g)
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
Form of Director Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(j)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 3, 2023, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.*

10.1(k)	Oyster Point Pharma, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(l)	Oyster Point Pharma, Inc. 2019 Equity Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(m)	Oyster Point Pharma, Inc. 2021 Inducement Plan, filed as Exhibit 99.3 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.2
Separation Agreement with Michael Goettler, dated February 24, 2023, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.3
Executive Employment Agreement, entered into on November 20, 2020, by and between Viatris Inc. and Robert J. Coury, filed by Viatris Inc. as Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.4
Transition and Advisory Agreement and Release, dated May 19, 2023, by and between Viatris Inc. and Robert J. Coury, filed by Viatris Inc. as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2023, and incorporated herein by reference.*

10.5
Offer Letter with Scott A. Smith, dated February 24, 2023, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on February 27, 2023, and incorporated herein by reference.*

10.6
Offer Letter with Theodora (Doretta) Mistras, dated December 15, 2023, filed by Viatris Inc. as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

10.7
Retirement and Operating Consulting Agreement and Release with Rajiv Malik, dated October 20, 2023, filed by Viatris Inc. as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

10.8
Separation Agreement and Release with Anthony Mauro, dated October 20, 2023, filed by Viatris Inc. as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

10.9
Separation Agreement and Release with Sanjeev Narula, dated December 15, 2023, filed by Viatris Inc. as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

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

10.11	Mylan N.V. Severance Plan and Global Guidelines, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.12	Retirement Benefit Agreement, dated August 31, 2009, by and between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.13(a)	Transition and Succession Agreement, dated January 31, 2007, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.13(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 22, 2008, between Mylan Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.14(a)	Transition and Succession Agreement, dated February 25, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(b)	Amendment No. 1 to Transition and Succession Agreement, dated December 15, 2008, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.14(c)	Amendment No. 2 to Transition and Succession Agreement, dated October 15, 2009, by and between Mylan Inc. and Anthony Mauro, filed by Mylan Inc. as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*
10.15(a)	Mylan 401(k) Restoration Plan, dated January 1, 2010, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.15(b)	Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.16(a)	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.16(b)	Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.17	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.18	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.19	Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Rajiv Malik, filed by Mylan N.V. as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*
10.20
Executive Employment Agreement, dated as of February 25, 2019, and effective as of April 1, 2019, by and between Mylan Inc. and Anthony Mauro, filed by Mylan N.V. as Exhibit 10.21(b) to Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.*

10.21
2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.29 to the Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.*

10.22
Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers, filed by Viatris Inc. as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

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
10.25
Second Amended and Restated Revolving Credit Agreement, dated as of September 27, 2024, among Viatris, certain affiliates and subsidiaries of Viatris from time to time party thereto as guarantors, each lender and issuing bank from time to time party thereto and Bank of America, N.A., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on September 27, 2024 and incorporated herein by reference.^

10.26
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.27
Form of Commercial Paper Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.28	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.29	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.30	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.31	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.32	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.33	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.34	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.35	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
19	Viatris Inc. Global Insider Trading Policy and Insider Trading Policy Additional Procedures.
21	Subsidiaries of the registrant.
22	List of subsidiary guarantors and issuers of guaranteed securities.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Viatris Inc. Incentive-Based Compensation Recovery Policy, effective December 1, 2023, filed by Viatris Inc. as Exhibit 97 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

Viatris Inc.

by	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2025.

Signature	Title

/s/ SCOTT A. SMITH	Chief Executive Officer and Director
Scott A. Smith	(Principal Executive Officer)

/s/ THEODORA MISTRAS	Chief Financial Officer
Theodora Mistras	(Principal Financial Officer)

/s/ PAUL CAMPBELL	Chief Accounting Officer and Corporate Controller
Paul Campbell	(Principal Accounting Officer)

/s/ MELINA HIGGINS	Chair of the Board of Directors
Melina Higgins

/s/ W. DON CORNWELL	Director
W. Don Cornwell

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ LEO GROOTHUIS	Director
Leo Groothuis

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ HARRY KORMAN	Director
Harry Korman

/s/ RAJIV MALIK	Director
Rajiv Malik

/s/ RICHARD MARK	Director
Richard Mark

/s/ MARK PARRISH	Vice Chair and Director
Mark Parrish

/s/ ROGÉRIO VIVALDI COELHO	Director
Rogério Vivaldi Coelho