Form 10-K/A
period 2024-12-31
Viatris Inc
filed 2025-04-30
CIK 1792044

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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of April 23, 2025 was 1,185,856,452.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Pittsburgh, Pennsylvania	Auditor Firm ID: 34

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed on February 27, 2025 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2024. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, the “Company”, “Viatris”, “our”, and “we” mean Viatris Inc. and its subsidiaries, “NASDAQ” means The NASDAQ Stock Market, and “U.S. GAAP” means accounting principles generally accepted in the United States (“U.S.”).
Forward-Looking Statements
This Amendment contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives and priorities, including but not limited to divestitures, acquisitions, strategic alliances, collaborations, or other potential transactions; the benefits and synergies of such divestitures, acquisitions, strategic alliances, collaborations, or other transactions, or restructuring programs; future opportunities for the Company and its products; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, share repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competitions, commitments, confidence in future results, efforts to create, enhance, or otherwise unlock value, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek”, and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
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

•
the possibility that the Company may be unable to achieve intended or expected benefits, goals, outlooks, synergies, growth opportunities, and operating efficiencies in connection with divestitures, acquisitions, strategic alliances, collaborations, or other transactions, or restructuring programs, within the expected timeframes or at all;

•	the ongoing risks and uncertainties associated with our recent divestitures;
•	goodwill or impairment charges or other losses;
•	the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•	the potential impact of natural or man-made disasters, public health outbreaks, epidemics, pandemics, or social disruption in regions where we or our partners or suppliers operate;
•	actions and decisions of healthcare and pharmaceutical regulators;
•
changes in relevant laws, regulations, and policies, and/or the application or implementation thereof, including but not limited to tax, healthcare and pharmaceutical laws, regulations, and policies globally;

•	the ability to attract, motivate, and retain key personnel;
•	the Company’s liquidity, capital resources and ability to obtain financing;
•	any regulatory, legal, or other impediments to the Company’s ability to bring new products to market, including but not limited to “at-risk launches”;
•	success of clinical trials and the Company’s or its partners’ ability to execute on new product opportunities and develop, manufacture, and commercialize products;

•
any changes in or difficulties with the Company’s manufacturing facilities, including with respect to inspections, remediation, and restructuring activities, supply chain or inventory or the ability to meet anticipated demand;

•	the scope, timing, and outcome of any ongoing legal proceedings, including government inquiries or investigations, and the impact of any such proceedings on the Company;
•	any significant breach of data security or data privacy or disruptions to our information technology (“IT”) systems;
•	risks associated with having significant operations globally;
•	the ability to protect intellectual property and preserve intellectual property rights;
•	changes in third-party relationships;
•
the effect of any changes in the Company’s or its partners’ customer and supplier relationships and customer purchasing patterns, including customer loss and business disruption being greater than expected following an adverse regulatory action, acquisition, or divestiture;

•	the impacts of competition, including decreases in sales or revenues as a result of the loss of market exclusivity for certain products;
•	changes in the economic and financial conditions of the Company or its partners;
•	uncertainties regarding future demand, pricing, and reimbursement for the Company’s products;
•
uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions, tariffs and trade policies, inflation rates, and global exchange rates; and

•
inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

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
Non-GAAP Financial Measures
This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under U.S. GAAP. These non-GAAP financial measures, including adjusted EBITDA, free cash flow, adjusted earnings per share (“EPS”), gross leverage ratio, and long-term gross leverage target, are presented in order to supplement investors’ and other readers’ understanding and assessment of Viatris’ financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. Primarily due to acquisitions, divestitures and other significant events which may impact comparability of our periodic operating results, we believe that an evaluation of our ongoing operations (and comparisons of our current operations with historical and future operations) would be difficult if the disclosure of our financial results was limited to financial measures prepared only in accordance with U.S. GAAP. We believe that non-GAAP financial measures are useful supplemental information for our investors and when considered together with our U.S. GAAP financial measures and the reconciliation to the most directly comparable U.S. GAAP financial measure, provide a more complete understanding of the factors and trends affecting our operations. The financial performance of the Company is measured by senior management, in part, using these adjusted metrics, along with other performance metrics. In addition, the Company believes that including EBITDA and supplemental adjustments applied in presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate the Company’s ability to comply with financial debt covenants and assess the Company’s ability to incur additional indebtedness. The Company also believes that adjusted EBITDA better focuses management on the Company’s underlying operational results and true business performance and is used, in part, for management’s incentive compensation. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable U.S. GAAP financial measures. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable U.S. GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with U.S. GAAP.

VIATRIS INC.
INDEX TO FORM 10-K/A
For the Year Ended December 31, 2024

i

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The following table sets forth the names, ages, and positions of Viatris’ executive officers as of April 23, 2025:

Scott A. Smith	63	Chief Executive Officer (principal executive officer)
Theodora (Doretta) Mistras	43	Chief Financial Officer (principal financial officer)
Paul Campbell	58	Chief Accounting Officer and Corporate Controller (principal accounting officer)
Brian Roman	55	Chief Legal Officer
Dr. Corinne Le Goff	59	Chief Commercial Officer

Scott A. Smith. Mr. Smith has served as Viatris’ Chief Executive Officer (“CEO”) since April 1, 2023. His responsibilities include leading the daily management and the overall performance of the Company and executing on the strategies developed in collaboration with the Board of Directors of the Company (the “Board”), among other responsibilities. Mr. Smith is also a member of the Board and additional details regarding his background and experience can be found under the heading “Viatris’ Board of Directors” on page 12.
Doretta Mistras. Ms. Mistras has served as Viatris’ Chief Financial Officer ('CFO') since March 1, 2024. Her responsibilities include oversight of the global Finance Department, which includes corporate controllership, financial planning and analysis, internal audit, and tax and Treasury functions, among others. Prior to joining the Company as of January 1, 2024 as CFO-elect, Ms. Mistras was Managing Director, Healthcare Investment Banking at Citigroup Global Markets from September 2019 to December 2023 and prior to that was Managing Director, Healthcare Investment Banking at Goldman Sachs, where she spent over 15 years in their investment banking healthcare group. She has almost two decades of leadership, advisory, and capital markets experience helping guide corporate boards and leadership teams on matters affecting corporate strategy, including business development, financial planning, corporate finance and investor relations. Ms. Mistras has also advised leading healthcare corporations on a multitude of important financial and strategic decisions, including mergers and acquisitions (“M&A”), joint ventures, and capital markets transactions.
Paul Campbell. Mr. Campbell has served as Viatris’ Chief Accounting Officer and Corporate Controller since the closing of the transaction pursuant to which Viatris, formerly known as Upjohn Inc., Mylan N.V. (“Mylan”) and Pfizer Inc. (“Pfizer”) consummated the combination of Mylan with Pfizer's Upjohn business (the “Upjohn business”) through a Reverse Morris Trust transaction (the “Combination”) on November 16, 2020. He is responsible for oversight of the day-to-day operations of the accounting and finance functions of the Company, including planning, implementing, and managing the Company’s finance and accounting activities. Prior to the closing of the Combination, Mr. Campbell was Mylan’s Chief Accounting Officer, Senior Vice President and Controller. Before his appointment as Chief Accounting Officer in November 2015, Mr. Campbell served as Mylan’s Senior Vice President and Controller beginning in May 2015, with responsibility for overseeing the company’s accounting and financial operations and reporting, and he previously held roles of increasing responsibility at Mylan since 2002.
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
Dr. Corinne Le Goff, Pharm D. Dr. Le Goff has served as Chief Commercial Officer since April 15, 2024. Her responsibilities include oversight of the Company’s global commercial organization, including the Developed Markets, Emerging Markets, Japan, Australia and New Zealand and Greater China segments, and the Company's Global Commercial functions, including Global Strategic Marketing, Global Market Access and Value, Global Commercial Insights & Analytics, and Global Commercial Development. Prior to joining the Company, Dr. Le Goff held roles at biotechnology companies, most recently as President, Chief Executive Officer, and Director of Imunon, Inc. (“Imunon”), a clinical stage biotechnology company, from July 2022 until March 2024, where she led an organizational turnaround and rebranding effort (Imunon was known as Celsion Corporation until September 2022). Prior to Imunon, she was Chief Commercial Officer of Moderna, Inc. from January 2021 through January 2022 and served in various roles at Amgen Inc. from June 2015 to January 2021, including President of the U.S. business from March 2019 to January 2021, Senior Vice President of Global Product Strategy and Commercial Innovation from June 2018 to March 2019 and President of the Europe Region from June 2015 to May 2018. Dr. Le Goff also held various positions within the Roche Group, a publicly traded Swiss multinational healthcare company, including President of Roche’s French affiliate from May 2012 to May 2015 and Senior Vice President Global Neuroscience and Rare Diseases Business Unit from 2011 to May 2012. Dr. Le Goff served on the board of directors of Longboard Pharmaceuticals Inc., a clinical-stage biopharmaceutical company from March 2021 until December 2024 when the company was acquired by H. Lundbeck A/S, most recently serving on that company’s Audit and Nominating and Corporate Governance Committees, and previously served on the boards of directors of EuroAPI S.A., which develops, manufactures, markets and distributes active pharmaceutical ingredients (“APIs”) and intermediates used in the formulation of medicines for human and veterinary use, from April 2022 to January 2023, Acticor Biotech SAS, a clinical stage biopharmaceutical company, from May 2022 to December 2023, and CFAO Group, a trading company, from October 2014 to October 2020.
Pursuant to Viatris' Amended and Restated Bylaws (“Bylaws”), officers hold office until their successors are chosen and qualify in their stead or until their earlier death, resignation, or removal.

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

CEO and Public Company Management Experience
Directors who have experience in management at public companies provide valuable expertise on managing interests held among various stakeholders, including, among others, employees, patients, and shareholders
	•	•	•			•	•	•	•	•	•	•	10/12

Corporate Governance/Corporate Sustainability (CS) Experience
Directors with Corporate Governance/CS experience are skilled in the successful operation of board oversight, cognizant of the impact that governance policies have on a public company and/or familiar with oversight of matters related to corporate sustainability
	•	•	•	•	•	•	•		•	•	•	•	11/12

Finance, Accounting, and Capital Markets Experience
Directors with a strong understanding of finance and accounting are essential for the Board to oversee our global financial reporting, internal controls, and capital structure, among other matters
	•	•	•		•	•		•	•	•	•	•	10/12

Global Business Experience
Viatris has operations and facilities around the world and, as such, benefits from Directors who have experience working for companies with multinational reach and who provide insight on unique opportunities, challenges, and requirements associated with working across international markets
	•	•	•	•	•	•	•	•	•	•	•	•	12/12

Healthcare Industry Experience
Directors with experience in the healthcare industry provide valuable perspectives to our Board and management team regarding a broad range of issues and opportunities facing the Company, including industry conditions, product research and development, supply chain, customers, sustainable access to medicine, product quality and patient safety, and marketing
	•		•			•	•	•	•	•	•	•	9/12

Human Capital Management Experience
Attracting, developing, and retaining talent globally are crucial to all aspects of the Company’s business, success, and strategy. We continue to build an inclusive culture that inspires leadership and accountability and encourages innovation. Directors with experience in succession planning, executive and/or Director compensation, company culture and/or employee engagement (among other relevant areas) help to ensure that the Company’s culture reflects our mission and values
	•	•	•		•	•		•		•	•	•	9/12
Information Security Experience Experience in information security, data privacy, cybersecurity, or use of technology to facilitate business operations	•	•	•				•	•	•	•			7/12

Legal and Regulatory Oversight Experience
We operate in an industry that is closely scrutinized and highly regulated. Directors who have experience navigating challenges associated with this environment provide valuable insight to our Board and management team
	•	•		•				•					4/12

Risk Oversight/Compliance Experience
Pharmaceutical companies face a variety of complex opportunities, risks, and compliance challenges. Directors who have experience monitoring and creating plans to address risk provide important insights that assist our Board and management in ensuring the long-term sustainability of our business
		•	•	•	•		•	•	•	•	•	•	10/12
Strategy and M&A Experience Viatris’ Directors are responsible for developing the Company’s successful differentiated strategy, both organically and through strategic and opportunistic acquisitions	•	•	•	•	•	•	•	•	•	•	•	•	12/12

Additional background information for each Director is set forth immediately below.

Director since 2020 Age: 77* Board Committees: • Audit • Compliance and Risk Oversight Independent Director
W. Don Cornwell

 •
Vice Chair (2009), Founder, Chairman, and Chief Executive Officer (1988 - 2009), Granite Broadcasting Corporation
 •
Chief Operating Officer (“COO”), Corporate Finance Department (1980 - 1988), Vice President, Investment Banking (1976 - 1988); joined the company in 1971, Goldman, Sachs & Co.

Key Skills and Experience:
 •
CEO and Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Global Business, and Strategy and M&A Experience developed during his various executive roles, more specifically during his years at Goldman Sachs, where he engaged in public and private financing and advised M&A transactions for publicly traded and privately owned companies, and further advanced through his founding and leadership of Granite Broadcasting
 •
Human Capital Management and Information Security Experience gained while serving as the COO of the Corporate Finance Department of the Investment Banking Division of Goldman Sachs where he was responsible for the management of the department including building the operational infrastructure—IT, document production, training, and recruiting—while the department of over 150 investment banking professionals was experiencing significant staffing growth in response to a dramatic increase in the volume of transactions they were handling
 •
Mr. Cornwell also brings Healthcare Industry and Legal and Regulatory Oversight Experience to the Board

Former Public Company Boards:
 •
American International Group, Inc. (NYSE: AIG) (2011 - 2024), Director, and most recently member of the Audit and Nominating and Corporate Governance Committees; also previously Chairman of the Compensation and Management Resources Committee
 •
Natura & Co Holding S.A. (NYSE: NTCO) (2020 - 2023), Director and most recently member of the Corporate Governance Committee
 •
Avon Products, Inc. (2002 - 2020 when acquired by Natura), Director and Lead Independent Director
 •
Pfizer (NYSE: PFE) (1997 - the closing of the Combination in 2020), Director, and most recently Chair of the Regulatory and Compliance Committee and member of the Governance and Sustainability Committee; also previously Chair of the Audit Committee

Other Organizations:

• Board of Trustees, Big Brothers Big Sisters of New York City
•
Vice Chairman and Lead Director of the Board of Directors, Blue Meridian Partners, a partnership of philanthropists that invests in strategies to impact social problems confronting young people and families in poverty
•
Board of Trustees, Occidental College, and Vice Chair of the Investment Committee
•
Advisory, Orca Biosystems, Inc., a private biotechnology company developing high-precision cell therapies for the treatment of cancer and autoimmune diseases
*
The Board, on the recommendation of the Governance and Sustainability Committee, has, in accordance with its Corporate Governance Principles, approved a waiver to the mandatory retirement age for Directors for Mr. Cornwell and determined that such waiver was in the best interests of the Company because of his continued extensive contributions to the Board and his knowledge and familiarity with the legacy Upjohn business.

Director since 2020 Age: 61 Board Committees: • Audit • Compensation • Executive • Governance and Sustainability (Chair) Independent Director
JoEllen Lyons Dillon

 •
Executive Vice President, Strategic Developments and Capital Markets (2014 - 2017); Chief Legal Officer and Corporate Secretary, The ExOne Company (2013 - 2017). ExOne merged with Desktop Metal (NYSE: DM) in November 2021. ExOne was a global provider of three-dimensional (3D) printing machines and printed products, materials, and other services to industrial customers creating products in metal on a worldwide basis
 •
Partner (2002 - 2011), Reed Smith LLP, a law firm
 •
Partner (1997 - 2002), Buchanan Ingersoll & Rooney PC, a law firm (joined the firm in 1988)

Key Skills and Experience:
 •
Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Global Business, Human Capital Management, Information Security, Legal and Regulatory Oversight, Risk Oversight/Compliance, and Strategy and M&A Experience gained during her almost 25-year legal career in corporate M&A and securities, where she represented both public and private companies in a variety of complex matters, and further developed while at ExOne, where she was responsible for capital markets development, corporate strategic planning, human resources, global compliance, investor relations, and international business development within Europe and Asia, through which she became a thought leader in the areas of corporate governance, legal and regulatory oversight, capital markets, and M&A and is regularly invited to speak at major conferences, including, among others, the 2023 and 2024 Stanford Directors’ College, on such topics
 •
Ms. Dillon also brings CS Experience obtained through her legal and regulatory background, in addition to ongoing education programs
 •
Completed certification “Board Governance: Navigating Emerging Technologies and More in a Complex World” at Cornell University in November 2023

Former Public Company Boards:
 •
World Wrestling Entertainment, Inc. (2022 - 2023) (now known as World Wrestling, LLC), Director
 •
Mylan (2014 - the closing of the Combination in 2020), Director, most recently Chair of the Compensation and Governance and Nominating Committees and member of the Audit, Compliance, and Executive Committees

Other Organizations:
 •
Trustee, S. K. Rockwell Conservation Fund, a non-profit corporation established with the principal concept to preserve and enhance environmental resources

Director since 2022 Age: 63 Board Committees: • Audit • Finance Independent Director
Elisha Finney

 •
Executive Vice President (2012 - 2017), Chief Financial Officer (April 1999 - May 2017), Senior Vice President (2005 - 2012), Vice President of Finance (1999 - 2005), joined the company in 1988, Varian Medical Systems, Inc.

Key Skills and Experience:
 •
Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Healthcare Industry, Human Capital Management, Information Security, and Risk Oversight/Compliance Experience gained during her time at Varian Medical Systems, where she oversaw corporate accounting, corporate communications and investor relations, internal audit, risk management, tax and treasury, and corporate information systems, and helped the company grow to be a world-leading manufacturer of medical devices and software for treating cancer and other medical conditions
 •
Ms. Finney also brings Global Business and Strategy and M&A Experience to the Board

Other Current Public Company Boards:
 •
Mettler-Toledo International Inc. (NYSE: MTD) (since 2017), Director and Chair of the Audit Committee
 •
ICU Medical, Inc. (NASDAQ: ICUI) (since 2016), Director, Chair of the Nominating and Governance Committee, and member of the Audit and Compliance Committee

Former Public Company Boards:
 •
NanoString Technologies, Inc. (2017 - 2024), Director and Chair of the Audit Committee
 •
iRobot Corporation (NASDAQ: IRBT) (2017 - 2021), Director and member of the Audit and Compensation and Talent Committees
 •
Cutera, Inc. (NASDAQ: CUTR) (2017 - 2019), Director, Chair of the Audit Committee, and member of the Enterprise Risk Committee
 •
Altera Corporation (2011 - 2015 when acquired by Intel Corporation), Director and Chair of the Audit Committee
 •
Thoratec Corporation (2007 - 2013), Director and Chair of the Audit Committee

Director since 2023 Age: 52 Board Committees: • Compliance and Risk Oversight • Executive • Governance and Sustainability Independent Director
Leo Groothuis

 •
General Counsel (2022 - present), HAL Investments, the Dutch investment subsidiary of HAL Holding N.V., a public international investment company listed on the Amsterdam stock exchange, which is focused on increasing shareholder value
 •
Partner (2006 - 2022), NautaDutilh, a law firm (joined the firm in October 1996)

Key Skills and Experience:
 •
Corporate Governance, Global Business, Legal and Regulatory Oversight, Risk Oversight/Compliance, and Strategy and M&A Experience acquired during his legal career at NautaDutilh, where he had been a trusted C-suite and board advisor to some of the largest companies in both Europe and the U.S., which resulted in him being recognized as a top lawyer and thought leader in corporate governance, capital markets, and M&A for the guidance he had provided to numerous multi-national private and public companies on significant complex strategic transactions
 •
Mr. Groothuis also brings CS Experience obtained through his active involvement in the development and execution of HAL Investments’ CS strategies

Other Organizations:
 •
Director, Stichting Continuiteit IHC and B.V. Finance Continuiteit IHC, Dutch foundations that together are the sole shareholders of Royal IHC, a private international shipbuilding company

Director since 2020 Age: 57 Board Committees: • Executive (Chair) • Finance (Chair) Chair of the Board and Independent Director
Melina Higgins

 •
Held senior roles of increasing responsibility including Partner (2002 - 2010) and Managing Director (2001 - 2010) and served as a member of the Investment Committee of the Principal Investment Area, Head of the Americas for Private Debt, and co-Chairperson of the Investment Advisory Committee for GS Mezzanine Partners funds, The Goldman Sachs Group, Inc. (NYSE: GS)

Key Skills and Experience:
 •
Corporate Governance, Finance, Accounting, and Capital Markets, Global Business, Risk Oversight/Compliance, and Strategy and M&A Experience obtained during her nearly 20 years at Goldman Sachs, where she built and led a successful investment business and became well-versed in portfolio management, assessing market risks and building businesses, especially during her time as a member of Goldman’s Investment Committee of the Principal Investment Area, one of the largest alternative asset managers in the world, where she oversaw and approved global private equity and private debt investments
 •
Ms. Higgins also brings Human Capital Management Experience, including compensation and succession planning, to the Board

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

Director since 2020 Age: 77* Board Committees: • Compensation • Finance Independent Director
James M. Kilts

 •
Founding Partner (since 2006), Centerview Capital, a private equity firm
 •
Special Advisor to the Board (2023), Co-Chief Executive Officer (2021 - 2023), Conyers Park III Acquisition Corp. (a special purpose acquisition company)
 •
Chairman and Chief Executive Officer (2001 - 2005 when it merged with The Procter & Gamble Company), President (2003 - 2005), The Gillette Company
 •
President and Chief Executive Officer (1998 - 2000 when it was acquired by The Philip Morris Companies), Nabisco Group Holdings Corporation

Key Skills and Experience:
 •
CEO and Public Company Management, Corporate Governance, Finance, Accounting and Capital Markets, Global Business, and Strategy and M&A Experience acquired during his more than 40 years leading a range of multi-national companies and iconic brands, where he is credited with building domestic and international strategies to increase sales and successfully overseeing organizations through significant M&A activity resulting in him being sought out for his business expertise and advice
 •
Mr. Kilts also brings Healthcare Industry and Human Capital Management Experience to the Board

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

Former Public Company Boards:
 •
Unifi Inc. (NYSE: UFI) (2016 - 2022), Director and most recently member of the Compensation Committee
 •
Pfizer (NYSE: PFE) (2007 - the closing of the Combination in 2020), Director and most recently member of the Compensation Committee
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

Director since 2020 Age: 67 Board Committees: • Compensation (Chair) • Compliance and Risk Oversight • Governance and Sustainability • Science and Technology Independent Director
Harry Korman

 •
Held senior executive roles of increasing responsibility, including Global Chief Operating Officer (2012 - 2014, after which he served as a consultant (2014 - 2015)), President, North America (2007 - 2012), President, Mylan Pharmaceuticals Inc. (2005 - 2009); joined in 1996 after the company’s acquisition of UDL Laboratories, Inc. (n/k/a Mylan Institutional Inc.), Mylan Inc.

Key Skills and Experience:
 •
Public Company Management, Corporate Governance/CS, Global Business, Healthcare Industry, Risk Oversight/Compliance, and Strategy and M&A Experience gained during his almost 20 years serving in leadership roles at Mylan, where he helped grow their generics business and ultimately had responsibility for all operations as Global Chief Operating Officer
 •
Mr. Korman also brings Information Security Experience to the Board

Former Public Company Boards:
 •
Mylan (2018 - the closing of the Combination in 2020), Director, most recently Chair of the Risk Oversight Committee and member of the Compliance, Governance and Nominating, and Science and Technology Committees

Other Organizations:
 •
Past Director and Vice Chairman, Generic Pharmaceutical Association, now known as the Association for Accessible Medicines
 •
Previous Director and Vice Chairman, HDMA Foundation, which serves the healthcare industry by providing research and education focused on healthcare supply issues

Director since 2020 Age: 64 Board Committees: • Science and Technology (Chair) Director
Rajiv Malik

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
 •
Head of Global Development and Registrations (2003 - 2005), Sandoz GmbH
 •
Head of Global Regulatory Affairs and Head of Pharma Research (1999 - 2003), Ranbaxy

Key Skills and Experience:
 •
Public Company Management, Finance, Accounting, and Capital Markets, Global Business, Healthcare Industry, Information Security, Legal and Regulatory Oversight, Risk Oversight/Compliance, and Strategy and M&A Experience acquired over his extensive career in the healthcare industry, including at Mylan where he was integral in helping to develop the strategies for the company’s acquisitions for over 10 years, as well as the execution and integration of those acquisitions, and was responsible for leading global commercial, scientific, operational, IT, and business development activities globally, and was responsible for the day-to-day operations of the Company, overseeing the Company’s commercial business units, the Commercial Development, Medical, IT, and Quality functions, as well as Research and Development (“R&D”) and Operations until his retirement in April 2024
 •
Mr. Malik also brings Human Capital Management Experience to the Board

Current Private Company Boards:
 •
Non-executive non-independent and Viatris nominee Director (since 2022), Biocon Biologics Limited, a majority owned subsidiary of Biocon Limited
 •
Director (since 2025), Rapidue Technologies Private Limited, a digital technology company that provides cloud-based solutions for waste management and recycling

Former Public Company Boards:
 •
Mylan (2012 - the closing of the Combination in 2020), Director

Director since 2020 Age: 71 Board Committees: • Audit* (Chair) • Compliance and Risk Oversight • Executive • Finance Independent Director
Richard Mark, C.P.A.

 •
Partner (2002 - 2015), Deloitte & Touche LLP (“Deloitte”)
 •
Audit Partner (1988 - 2002), Audit Manager (1981 - 1988), Senior Auditor (1977 - 1981), Arthur Andersen & Co.

Key Skills and Experience:
 •
Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Global Business, Risk Oversight/Compliance, and Strategy and M&A Experience gained over his extensive career auditing financial statements of public and private companies, consulting on financial issues with companies, and performing transaction diligence on behalf of financial and strategic buyers
 •
Mr. Mark also brings Healthcare Industry and Information Security Experience to the Board

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
 •
Cadence Health (1993 - 2014 when it merged with Northwestern), Director

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

Director since 2020 Age: 69 Board Committees: • Compliance and Risk Oversight (Chair) • Executive • Governance and Sustainability • Science and Technology Vice Chair of the Board and Independent Director
Mark Parrish

 •
Senior Adviser, Frazier Healthcare Ventures, a healthcare-oriented growth equity firm
 •
Executive Chairman (2018 - 2019), Chief Executive Officer (2008 - 2018), Executive Chairman (2008 - 2013), TridentUSA Health Services, a provider of mobile X-ray and laboratory services to the long-term care industry. In February 2019, TridentUSA filed for protection under Chapter 11 of the U.S. Bankruptcy Code and emerged from bankruptcy in September 2019
 •
Held management roles of increasing responsibility (1993 - 2007) including Chief Executive Officer, Healthcare Supply Chain Services (2006 - 2007), Cardinal Health Inc. and its affiliates

Key Skills and Experience:
 •
CEO and Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Healthcare Industry, Risk Oversight/Compliance, and Strategy and M&A Experience obtained over his many years in leadership positions in the healthcare industry, where he gained extensive expertise in managing governmental oversight, as well as experience in business restructuring and M&A
 •
CS Experience obtained through his public company and executive experience and his work in the heavily regulated healthcare industry
 •
Mr. Parrish also brings Global Business, Human Capital Management, and Information Security Experience to the Board

Other Current Public Company Boards:
 •
Omnicell, Inc. (NASDAQ: OMCL) (since 2013), Director, and member of the Audit and Compensation Committees

Current Private Company Boards:
 •
Safecor Health, LLC (since 2022), a private limited liability company that provides unit dose drug packaging services to hospitals and long-term care facilities, non-executive Chair

Former Public Company Boards:
 •
Mylan (2009 - the closing of the Combination in 2020), most recently Lead Independent Director and Vice Chairman, Chair of the Compliance Committee and member of the Audit, Executive, Governance and Nominating, and Risk Oversight Committees

Former Private Company Boards:
 •
Comprehensive Pharmacy Services (2019 - 2023), a private company that specializes in the outsourcing of hospital pharmacies, Director
 •
Golden State Medical Supply (2014 - 2019 when it was acquired by Court Square), a private company that specializes in meeting unique labeling and sizing needs and pharmaceutical packaging, serialization, and distribution, Director
 •
Silvergate Pharmaceuticals (2013 - 2019), a private company that develops and commercializes pediatric medications, Director

Other Organizations:
 •
President and Chief Executive Officer, International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies

Director since 2022 Age: 63 Board Committees: • Science and Technology Chief Executive Officer and Director
Scott A. Smith

 •
Chief Executive Officer (since April 2023), Viatris
 •
President (2018 - 2023), BioAtla, Inc. (NASDAQ: BCAB) (“BioAtla”), a global biotechnology company focused on the development of Conditionally Active Biologics™ antibody therapeutics
 •
Served as an executive (2008 - 2018), rising up the ranks from SVP and Global Head of Immunology to President of Inflammation and Immunology and then, beginning in 2017, President and Chief Operating Officer, Celgene Corporation, a global biopharmaceutical company

Key Skills and Experience:
 •
Public Company Management, Corporate Governance, Global Business, Healthcare Industry, Risk Oversight/Compliance, and Strategy and M&A Experience acquired during his more than 35 years in the healthcare industry, which has resulted in him possessing vast global commercial and pharmaceutical expertise and a proven ability to build, grow, and manage large complex organizations utilizing his substantial experience in developing and executing regulatory, clinical, and business development strategies as displayed by his time at BioAtla, where he built a clinical development structure that moved multiple assets from investigational new drug applications into late stage clinical development, drove the company’s long-term strategic operational plan, and led all business development activities, and, prior to that, his time at Celgene where he led the company’s oncology, inflammation, and immunology franchise, commercial operations, and clinical development
 •
Mr. Smith also brings Finance, Accounting and, Capital Markets and Human Capital Management Experience to the Board

Other Current Public Company Boards:
 • BioAtla (since 2020), Director

Former Public Company Boards:
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
 •
Refuge Biotechnologies, Inc. (2018 - 2022), Director
 •
F-star Therapeutics, Inc. (2018 - 2020), Chairman and member of the Audit and Nominating and Corporate Governance Committees

Director since 2024 Age: 61 Board Committees: • Compliance and Risk Oversight • Science and Technology Independent Director
Rogério Vivaldi Coelho, M.D., M.B.A.

 •
Founder and Chief Executive Officer (since 2024), Vivaldi Rare, a provider of pharma and biotech consulting services
 •
President and Chief Executive Officer (2018 - 2023 when it was acquired by Eli Lilly and Company), Sigilon Therapeutics, Inc., a diabetes cell therapy company
 •
Executive Vice President and Chief Global Therapeutics Officer (2016 - 2018 when it was acquired by Sanofi), Bioverativ Inc., a biopharmaceutical company focused on therapies for hemophilia and other rare blood disorders
 •
Executive Vice President and Chief Commercial Officer (2014 - 2016), Spark Therapeutics, Inc., a gene therapy company
 •
Chief Executive Officer (2013 - 2014), Minerva Neurosciences, Inc., a clinical-stage biopharmaceutical company focused on the development and commercialization of product candidates to treat patients suffering from central nervous system diseases
 •
Earlier in his career, held positions of increasing responsibility including leading rare disease business as President of both the rare disease business and the renal and endocrine group and served as Senior Vice President and General Manager of the Latin America Group, Genzyme Corporation

Key Skills and Experience:
 •
CEO and Public Company Management, Corporate Governance, Finance, Accounting, and Capital Markets, Healthcare Industry, Risk Oversight/Compliance, and Strategy and M&A Experience obtained over his many years in leadership positions in the healthcare industry, where he gained extensive experience leading and managing commercial, marketing, and sales operations, managing patient access initiatives, and leading the successful approval of innovative medicines
 •
Dr. Vivaldi also brings Global Business Experience and Human Capital Management to the Board

Other Current Public Company Boards:
 •
Crinetics Pharmaceuticals, Inc. (NASDAQ: CRNX) (since 2022), Director and member of the Audit and the Research and Development Committees

Former Public Company Boards:
 •
Sigilon Therapeutics, Inc. (2018 - 2023 when it was acquired by Eli Lilly and Company), Director
 •
Minerva Neurosciences, Inc. (NASDAQ: NERV) (2013 - 2014), Director

Former Private Company Boards:
 •
Spark Therapeutics, Inc. (2014), Director

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
Our Board Structure
The Board believes that its current leadership structure – Mr. Smith as CEO and Ms. Higgins as independent Board Chair (the “Chair”) – provides a clear delineation of responsibilities for each position and fosters greater accountability of management, which remain critical given our enduring focus on execution and results. The Board believes this structure allows the CEO to continue to focus on running the Company on a day-to-day basis while allowing the Chair to lead the Board in providing advice to, and independent oversight of, management. As set forth below, the independent Chair also has significant authority for all Board matters and serves as Chair of the Executive Committee.
As described in “Setting and Overseeing Strategy” on page 20 below, the Board actively discusses, determines, and oversees the Company’s strategic initiatives and priorities. The Board believes that Ms. Higgins’ skills and experience detailed on page 7 as well as her deep knowledge of the Company make her an invaluable leader of the Board and resource to the CEO and management. The Chair determines the information sent to Board, the Board’s meeting agendas, and meeting schedules to assure that the Board is properly informed with respect to agenda items in advance and that there is sufficient time for discussion of agenda items at the meetings. The Chair presides at all meetings of shareholders and serves as point person for shareholders wishing to communicate with the Board. The Chair of the Board also serves as Chair of the Executive Committee. The independent Chair also presides at executive sessions of the independent Directors and has the authority to call meetings of the independent Directors. As set forth in the Corporate Governance Principles, the independent Chair is responsible for appointing a Director to serve as Vice Chair. The Vice Chair serves on the Executive Committee and, in the absence of the Chair, presides over Board meetings. Ms. Higgins has appointed Mr. Parrish to serve as Vice Chair of the Board.
Mr. Smith is tasked with leading the daily management and performance of the business, which include, among other responsibilities, ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers, and other key stakeholders and building and executing on the Company's strategy to accelerate its growth by building on the strength of its base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, and focusing on the Company's three strategic pillars: 1) diversified and growing base business, 2) financial strength and significant cash flow, and 3) expanding innovative portfolio. The Board continues to believe that Mr. Smith’s experience and expertise positions him to manage the global nature and complexity of a business and execute on the Company's strategic initiatives and priorities. The Board has also adopted the corporate governance policies and practices set forth below that promote a strong and effective Board that provides independent oversight.

Among the factors that demonstrate the Board’s commitment to good governance practices and enable it to provide highly effective oversight and direction are:
•	10 out of 12 current Directors are independent;
•	An independent Chair of the Board;
•
The Audit, Compensation, Compliance and Risk Oversight, Executive, Finance, and Governance and Sustainability Committees are composed entirely of independent Directors (as defined in the applicable NASDAQ listing rules and applicable SEC rules), and Board approval of any appointment of members to the Audit, Compensation, Compliance and Risk Oversight, and Governance and Sustainability Committees must include an affirmative vote by at least a majority of the independent Directors;

•	The Board operates pursuant to Corporate Governance Principles, which are reviewed by the Governance and Sustainability Committee at least annually;
•	All standing committees operate pursuant to written charters and conduct annual self-assessments;
•
The Compliance and Risk Oversight Committee assists the Board in its oversight of management’s efforts with respect to the Company’s enterprise risk framework, and infrastructure and controls. The Committee receives reports, including with respect to risks, risk management, and relevant legislative, regulatory, and technical developments, from senior management on data security, cybersecurity, information security-related matters, certain litigation-related topics, and other topics on at least a quarterly basis. The Board and its other committees also have important roles in the oversight of risk as described in more detail in “Risk Oversight” beginning on page 21;

•
The Governance and Sustainability Committee, in addition to its responsibilities for overseeing corporate governance and succession planning, among other matters, oversees management's efforts with respect to corporate environmental and social responsibility matters. The Committee receives reports on these matters on at least a quarterly basis;

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
Meetings of Viatris’ Board
Viatris’ Board met seven times in 2024. In addition to meetings of the Board, Directors attended meetings of individual Board committees of which they were members, and all Directors attended greater than 75% of the aggregate of Board meetings and meetings of the committees of which they were a member in 2024.
Viatris’ Corporate Governance Principles require the independent Directors of the Board to meet in separate executive sessions periodically, and at least twice annually, during regularly scheduled meetings of the Board, without any non-independent Directors or members of management present. The independent Directors of the Board met five times in executive session in 2024, with Ms. Higgins, the Board Chair presiding at those executive sessions.
Pursuant to Viatris’ Corporate Governance Principles, Directors are expected to attend the annual meeting of shareholders of the Company, where practicable. Each of our Directors attended the 2024 Annual Meeting of Shareholders in person.

Meetings of Viatris’ Board Committees
The standing committees of the Board are the Audit Committee, the Compensation Committee, the Compliance and Risk Oversight Committee, the Executive Committee, the Finance Committee, the Governance and Sustainability Committee, and the Science and Technology Committee. Each of these committees operates pursuant to a written charter, a current copy of which, along with our Amended and Restated Certificate of Incorporation, the Bylaws, and Corporate Governance Principles, is available on Viatris’ website at https://www.viatris.com/en/About-Us/Corporate-Governance.
The Audit, Compensation, Compliance and Risk Oversight, Executive, Finance, and Governance and Sustainability Committees are composed entirely of independent Directors (as defined in the applicable NASDAQ listing rules and applicable SEC rules). Board approval of any Director appointment to the Audit, Compensation, Compliance and Risk Oversight, and Governance and Sustainability Committees must include at least a majority of the independent Directors. The Board has determined that Richard Mark, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.
Information regarding each of the committees is provided below and on the following pages, and pages 21 to 24 provide additional discussion of committee responsibilities with respect to risk oversight.
The table below provides the current membership (as of the date of this report) and 2024 meeting information for each standing Board committee.

Director	Audit	Compensation	Compliance and Risk Oversight	Executive	Finance	Governance and Sustainability	Science and Technology(4)
W. Don Cornwell	✔		✔
JoEllen Lyons Dillon	✔	✔		✔		Chair
Elisha Finney	✔				✔
Leo Groothuis			✔	✔		✔
Melina Higgins				Chair	Chair
James M. Kilts		✔			✔
Harry Korman		Chair	✔			✔	✔
Rajiv Malik							Chair
Richard Mark(1)	Chair		✔	✔	✔
Mark Parrish(2)			Chair	✔		✔	✔
Scott A. Smith							✔
Rogério Vivaldi Coelho(3)			✔				✔
Meetings during 2024	7	5	5	7	5	4	5

(1)	The Board has determined that Richard Mark, the Chair of the Audit Committee, is an “audit committee financial expert”, as that term is defined in the rules of the SEC.
(2)	Mark Parrish was a member of the Audit Committee until March 7, 2025.
(3)	Rogério Vivaldi Coelho joined the Compliance and Risk Oversight Committee on March 7, 2025.
(4)
The Board re-established the Science and Technology Committee in May 2024 with Rajiv Malik (Chair) and Scott A. Smith as members. Rogério Vivaldi Coelho joined this committee upon his appointment to the Board in June 2024 and Harry Korman and Mark Parrish joined this committee in November 2024.

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
•
Reviewing with management and the Committee’s external compensation consultant the relationship between the Company’s compensation policies and practices and the Company’s risk management with respect to compensation-related matters, including to assess whether any risks arising from compensation practices, policies, and programs for the Company’s executive officers and other employees are reasonably likely to have a material adverse effect on the Company

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
The Compliance and Risk Oversight Committee’s key oversight responsibilities include, but are not limited to:
•	Reviewing the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage, and monitor material risks
•	Reviewing the Company’s efforts to foster a culture of risk-adjusted decision making without constraining reasonable risk-taking and innovation
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
•
Reviewing, in conjunction with the Chief Legal Officer, the performance, responsibilities, plans, and resources of the Chief Compliance Officer, including appointment and replacement of the Chief Compliance Officer

•	Overseeing the Company’s policies and procedures for corporate political and lobbying expenditures
•
Reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and IT

•	Consulting with the Chairs of the other committees at least two times a year to discuss risk-related matters and the Company’s enterprise risk management framework
Executive Committee Responsibilities
The Executive Committee’s key oversight responsibilities include, but are not limited to:
•	Assisting the Board in fulfilling its fiduciary responsibilities by exercising those powers of the Board not otherwise limited by a resolution of the Board or by law
•	Strategic planning and additional oversight of strategy implementation
Finance Committee Responsibilities
The Finance Committee’s key oversight responsibilities include, but are not limited to:
•	Material mergers, acquisitions, and combinations with other companies
•	Swaps and other derivatives transactions
•	Establishment of credit facilities
•	Potential financings with commercial lenders
•	Issuance and repurchase of the Company’s debt, equity, hybrid, or other securities
•	Capital structure, including dividend payments
Governance and Sustainability Committee Responsibilities
The Governance and Sustainability Committee’s key oversight responsibilities include, but are not limited to:
•	Corporate governance matters
•	The nomination or re-nomination of Director candidates
•	The Board’s review and consideration of shareholder recommendations for, and nominations of, Director candidates
•	The annual self-evaluation of the Board and its committees
•	Director orientation and continuing education programs
•	Evaluating Board composition

•	Reviewing succession planning matters
•	Management's efforts with respect to corporate environmental and social responsibility matters, which are communicated quarterly
Science and Technology Committee Responsibilities
The Science and Technology Committee’s key oversight responsibilities include, but are not limited to:
•	Reviewing the overall strategy and direction of the Company’s R&D program, and report to the Board, at least annually
•	Reviewing presentations regarding significant emerging scientific and technological trends and developments relevant to the Company
Board Refreshment and Succession Planning
Viatris’ Board, with the support of the Governance and Sustainability Committee, seeks to identify, subject to and in accordance with applicable law, a diverse talent pool of qualified candidates for consideration as part of the Board’s refreshment and succession planning. The Board also seeks to combine the skills and experience of its long-standing Board members with the fresh perspectives, insights, skills, and experiences of new members in support of its belief that it is important for Directors to represent a variety of viewpoints and, further, that the personal backgrounds and qualifications of the Directors, considered as a group, should provide a composite mix of experience, knowledge and abilities. The Board is committed to fostering a culture of integrity, inclusion, dignity and mutual respect.
Viatris’ Board and Governance and Sustainability Committee evaluate Board composition with respect to many factors to ensure that the Board remains well-qualified to provide effective oversight of the Company and management. The Board and the Governance and Sustainability Committee consider Viatris’ strategy, performance, operations, relevant industry and market conditions, and current and anticipated needs in terms of particular areas of experience and expertise (e.g., risk oversight, industry, science), among many other factors, to inform these refreshment practices and decisions. As we continue to evaluate Board composition, we also work to establish a pool of qualified potential candidates to support our continued refreshment efforts.
Viatris’ Board of Directors has always believed that varied experiences and perspectives help drive innovation and serve Viatris’ mission, both at the board level and in management. The Board’s Diversity and Inclusion Policy, formalizes its longstanding commitment, in all cases subject to and in accordance with applicable law, to fostering a culture of inclusion and seeking, supporting, valuing, and leveraging diversity in the Board’s composition, including a mix of genders, nationalities, ethnicities, races, and/or ages, and seeking a diverse talent pool of Director candidates when considering the Board’s refreshment and succession planning. The Board, in seeking candidates, reviews the principles of the policy and also asks its supporting search firms to provide candidates consistent with those principles. The Board and Governance and Sustainability Committee consider this policy and diversity matters generally during their self-evaluations and when nominating Directors for election to the Board, and the Board considers the policy effective in making sure these matters are appropriately considered.
As a result of its continued Board refreshment efforts, the Board has appointed four new Directors (Ms. Finney and Mr. Smith to fill two vacancies in 2022, Mr. Groothuis to fill a vacancy in 2023, and Dr. Vivaldi in 2024) since 2021 and elected an independent Chair in 2023.
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
The Board prioritizes reviewing and discussing the succession plans for the CEO and each of his direct reports. Management succession planning has been, including with respect to our recent CEO, CFO, and Chief Commercial Officer appointments, and continues to be among the Board’s top priorities and is included in the annual goals for executive management.
Setting and Overseeing Strategy
The Board actively discusses, determines, and oversees the Company's strategic initiatives and priorities and we believe the Board has demonstrated over time the consistency and natural progression of its strategy despite evolving, challenging, and often unpredictable market conditions.
Under the leadership of the Board, we have executed various strategic initiatives, transactions, and business arrangements over the last few years to return our base business to growth through 2024, deliver on our pipeline, reduce debt and return capital to shareholders. We have also completed certain transactions to simplify and streamline our business, accelerate paydown of debt and unlock value, including:
•	In 2022, we completed a transaction to contribute our biosimilars portfolio to Biocon Biologics Limited (the “Biocon Biologics Transaction”).
•
In 2023 and 2024, we substantially completed the divestitures of our over-the-counter (“OTC”) business (“OTC Business”), our API business in India (while retaining some selective R&D capabilities in API), our women's healthcare business primarily related to oral and injectable contraceptives, our rights to two women's healthcare products in certain countries and our commercialization rights in select geographic markets that were part of the Combination.

The Company has also laid out three strategic pillars to accelerate growth and shareholder return:
(1)
Diversified & Growing Base Business: We believe the Company's continued success in its base business comes from its large and diversified portfolio of generics and off-patent brands that extends across markets and therapeutic areas. Here the Company has a clear legacy of deep product knowledge and extensive commercialization and development expertise. We believe it is important that Viatris maintains a strong focus on growing its base business over the long-term.

(2)
Financial Strength & Significant Cash Flow: We believe the Company's strong balance sheet and sector-leading cash flow generation differentiate it from sector peers. The Company expects to continue to deliver on its long-term financial strategy to return capital to shareholders through dividends and share repurchases, while making investments in its business.

(3)
Expanding Innovative Portfolio. This represents the Company's continuous efforts to identify, vet, and secure innovative, best-in-class, patent-protected assets in areas of unmet medical need in which it can be successful. By expanding our innovative portfolio, we believe the Company has the potential to drive accelerated and durable revenue growth over the long-term. As part of expanding our innovative portfolio, in 2024, we acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia Pharmaceuticals Ltd. (“Idorsia”), as well as the potential to add additional innovative assets in the future.

The Board remains committed to overseeing these efforts and to maintaining an ongoing dialogue with shareholders regarding a broad range of topics, including, among others, our strategic initiatives and priorities; capital allocation; governance; compensation; and corporate environmental and social responsibility matters.

Risk Oversight
Viatris operates in a complex and rapidly changing environment that involves many potential risks. In addition to general market, industry, R&D, supply chain, political, financial, and economic risks, the Company faces potential risks related to, among others, executing on and implementing our strategic initiatives and priorities, including divestitures, acquisitions, or other potential transactions; IT and cybersecurity; data privacy; financial controls and reporting; manufacturing and quality; legal, regulatory, and compliance requirements and developments; the global nature of our operations; human capital management; corporate environmental and social responsibility; and product portfolio and commercialization, among others. As a company committed to operating ethically and with integrity, we proactively seek to manage and, where possible, mitigate risks to help ensure compliance with applicable rules and regulations, maintain integrity and continuity in our operations and business, including in support of achieving strategic priorities and long-term financial and operational performance, and protect our assets (financial, intellectual property, and information, among others). Risk management is an enterprise-wide objective and is subject to oversight by the Board and its committees.
It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. Our internal audit function coordinates cross functionally to maintain the Company’s enterprise risk assessment, including the identification of key and emerging risks, and reviews and refreshes this analysis quarterly with executive management. For each key or emerging risk identified, the Company establishes risk monitoring ownership, from which quarterly updates are collected for executive management and the Compliance and Risk Oversight Committee. The Company’s internal risk committee of senior management consists of senior leaders across multiple disciplines, including internal audit, IT, information security, compliance, corporate affairs, operations, finance, legal, and quality and meets quarterly to review and discuss risks and trends, which vary across the short-, medium-, and long-term. To further embed risk management and compliance into our culture, Viatris has a robust global corporate compliance program, implements comprehensive policies and procedures, trains employees on how to implement and comply with them, and maintains an extensive program of oversight and audit to help ensure compliance and appropriate enterprise risk management.
The Company’s risk oversight framework also aligns with our Disclosure Controls and Procedures. For example, the Company’s Disclosure Committee reviews the Company’s quarterly and annual financial statements and related disclosures. The Disclosure Committee consists of senior management including our CFO, Chief Legal Officer, Chief Governance Counsel and Corporate Secretary, Corporate Controller, Chief Corporate Affairs Officer, and Head of Capital Markets, all of whom participate in the associated risk assessment as described above. The financial statements are also reviewed with the CEO before being reviewed with and approved by the Audit Committee, and filed with the SEC.
The Board directly, or through its committees, oversees the implementation of risk management and mitigation processes. The Board and its committees rigorously review with management the risk management program and discuss risk assessment matters at least quarterly, as well as during the Board’s annual budget review and approval process. Each of our Board committees has full access to officers and employees of the Company, and the Board and committees also meet in executive session without members of management present. The Board and committee Chairs periodically discuss the allocation of specific risk oversight matters between the various Board committees and the Board believes that its current risk oversight structure, as outlined below, assigns particular risk oversight matters to the Board committees that have the appropriate expertise to manage them. The Board also has the authority to form special strategic committees if it believes that it would be advisable to oversee significant strategic or other corporate actions, including the risks related thereto. All Board committees also have access to outside advisors in their sole discretion and periodically receive external updates concerning oversight of risks related to the Company and management’s efforts to manage risk. The Compliance and Risk Oversight Committee is responsible for appointing and replacing the Company’s Chief Compliance Officer, who is responsible for, among other things, the day-to-day management and implementation of the Company’s Corporate Compliance Program and who reports to the Compliance and Risk Oversight Committee and the Chief Legal Officer. In addition to meeting with the Company’s internal risk committee of senior management, which meets at least quarterly, the Chief Compliance Officer meets at least quarterly with the Audit Committee and the Compliance and Risk Oversight Committee.
The Board also has approved a Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer, Chief Financial Officer, and Corporate Controller, and other related policies to help manage and mitigate risk globally.
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

•
The Compensation Committee focuses on the design and administration of compensation-related plans and programs, and reviews with management and its external compensation consultant, at least annually, the relationship between the Company’s compensation policies and practices and the Company’s risk management with respect to compensation-related matters, including to assess whether any risks arising from compensation practices, policies, and programs for the Company’s executive officers and other employees are reasonably likely to have a material adverse effect on the Company. The Committee receives reports, on at least a quarterly basis, from management and outside advisors regarding compensation-related matters, and considers risk management in determining compensation structure. The Committee also reviews reports from management regarding pay equity and human capital management.

•
The Compliance and Risk Oversight Committee assists the Board in its oversight of Viatris’ enterprise risk management framework and reviews the enterprise risk framework, infrastructure, and controls implemented by management to help identify, assess, manage, and monitor the Company’s material risks; reviews management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another committee, including, for example, data security programs and cybersecurity and IT; and reviews the Company’s efforts to foster a culture of risk-adjusted decision-making without constraining reasonable risk-taking and innovation. Management reviews the Company’s enterprise risk management program with the Committee each quarter and discusses the short-, medium-, and long-term matters of focus from a risk management perspective and actions being taken to mitigate risk. The Committee also meets with the Chairs of the other committees at least two times a year to discuss enterprise risk and related matters. The Committee is also responsible for overseeing the Chief Compliance Officer’s implementation of Viatris’ Corporate Compliance Program. The Chief Compliance Officer reports to the Committee and the Chief Legal Officer and the Committee is responsible for appointing and, as applicable, replacing, the Chief Compliance Officer. The Committee discusses the Chief Compliance Officer’s performance, responsibilities, plans, and resources with the Chief Legal Officer. The Committee also makes recommendations to the Board with respect to the Corporate Compliance Program, the Code of Business Conduct and Ethics, and significant related global policies, and is responsible for reviewing reports of significant actual or alleged violations of the Code of Business Conduct and Ethics, corporate policies and procedures, and applicable laws and regulations. The Committee also discusses reports regarding non-financial compliance risk and risks associated with privacy; antitrust and competition; anti-corruption; and third-party risks. In addition, the Committee reviews significant global compliance-related policies, including policies related to pricing and/or commercialization of Company products and services.
•
The Finance Committee is responsible for reviewing and, as appropriate, providing recommendations to the Board with respect to significant strategies and policies of the Company relating to its capital structure and deployment and/or allocation of capital, material financial matters and transactions, and the risks related to such activities.

•
The Governance and Sustainability Committee is responsible for identifying, assisting in recruiting, and nominating qualified individuals to become members of the Board, recommending committee assignments, overseeing the Board’s annual evaluation of the independence of Directors, and evaluating and assisting the Board in considering potential risks related to corporate governance. The Committee is also responsible for overseeing the annual self-evaluation of the Board and its committees; Director orientation and continuing education programs; Board and management succession planning; and management’s activities with respect to corporate environmental and social responsibility matters.

The Board’s Role in Oversight of Corporate Sustainability
Viatris’ Board oversees management’s efforts with respect to sustainability matters, including corporate environmental and social responsibility matters through its Governance and Sustainability Committee. The Company’s sustainability function operates as a center of excellence within the Viatris Corporate Affairs leadership team. The Head of Global Sustainability drives the strategic and operational development of sustainability matters across the Company, together with key partners. The Chief Corporate Affairs Officer reports directly to the CEO and, together with the Head of Global Sustainability, communicates quarterly with the Board on sustainability matters, including corporate environmental and social responsibility matters through the Governance and Sustainability Committee. The Governance and Sustainability Committee reviews progress with the Chief Corporate Affairs Officer and Head of Global Sustainability on sustainability matters on an annual basis to confirm the Company is tracking its priorities in this area.
The Board’s and its Committees’ Role in Cybersecurity Oversight
The Company maintains an information security program designed to govern, identify, protect, detect, respond to, and recover from cybersecurity threats. The Company’s Chief Information Security Officer & Head of Global Security, under the direction of the Company’s Chief Compliance Officer, reports quarterly to an internal risk committee of senior management, which includes the CEO, CFO, Chief Legal Officer, Chief People Officer, Chief Corporate Affairs Officer, Chief Information Officer, Chief Compliance Officer, Chief Quality Officer, Chief Supply Officer, Chief R&D Officer, and Regional Presidents, as well as the Board on the progress of the information security program and overall security status.
The Compliance and Risk Oversight Committee of the Board is responsible for reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Board or another Committee of the Board, including data security programs and cybersecurity and IT. In the event of a severe cybersecurity incident, such as a ransomware attack or other incident that has a severe adverse effect on Viatris’ operations, critical systems, or sensitive data, or which may cause severe reputational damage, executive management may determine that it is necessary to notify the Board or the Compliance and Risk Oversight Committee about such a cybersecurity incident immediately. Otherwise, the Compliance and Risk Oversight Committee receives reports from executive management on data security, cybersecurity, and information security-related matters on at least a quarterly basis, including with respect to related risks, risk management, risk reduction programs, and relevant legislative, regulatory, and technical developments. On a biannual basis, the Compliance and Risk Oversight Committee and chairs of each other Committee of the Board receive an information security update from the Company’s Chief Information Security Officer & Head of Global Security, the Chief Compliance Officer, and the Chief Information Officer. The full Board receives a report on the respective quarterly discussions from the Chair of the Compliance and Risk Oversight Committee each quarter.
More information about Viatris’ risk management, strategy, and governance with respect to risks from cybersecurity threats, can be found in Part I, Item 1C of the Original Filing.
Board Education and Director Orientation
The Governance and Sustainability Committee is responsible for overseeing and reviewing quarterly Director continuing education programs, including educational seminars, presentations, conferences, and other programs or opportunities presented by external and internal resources, on matters that may relate to, among other topics: compensation, compliance, governance, board process, risk oversight, audit and accounting, regulatory and other current issues. Past trainings have included the Stanford Graduate School of Business Directors’ Consortium and Deloitte’s Board Symposium, among others. The Company reimburses Directors for costs associated with any related seminars and conferences, including travel expenses.
The Governance and Sustainability Committee is also responsible for overseeing and annually reviewing the Company’s Director orientation program. The program is designed to familiarize new Directors with, among other matters, the Company’s business, operations, financial reporting, risk management, and executive officers. In addition, new Directors receive extensive onboarding materials which address topics including the Company’s strategy, policies, Director roles and responsibilities, corporate governance policies and procedures, and leadership structure.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the compensation of our Named Executive Officers (“NEOs”) for 2024. Our compensation program continues to be closely aligned to the Company’s performance objectives and is designed to attract, retain, and incentivize our key leaders.
Executive Summary
Shareholder Responsiveness and Continued Evolution of Our Compensation Program
We were disappointed by our say-on-pay vote in 2024. Based on our robust shareholder engagement in connection with, and following, the say-on-pay vote, we believe that our say-on-pay results in 2024 were driven primarily by concerns relating to the transitional consulting arrangement that we entered into with our former Executive Chairman. Based on both the Board’s belief that the transitional matters covered by the consulting arrangement have been successfully completed and/or transitioned and this shareholder feedback, the Board has determined that the consulting arrangement will not be renewed or extended. In light of this, we believe that we have completed the transition to a simplified leadership and compensation structure.
Our Compensation Structure is Simple and Approximately Two-Thirds Performance Based
Our Compensation Committee has implemented a simple and performance-oriented compensation program which is primarily focused on base salary, a performance-based short-term incentive award, and long-term incentive awards consisting of performance-based restricted stock units (“PRSUs”) and restricted stock units (“RSUs”). For fiscal year 2024, 61% of NEO total target compensation was performance-based and 68% of NEO total target compensation was delivered as long-term equity.
In addition, our PRSUs are subject to a total shareholder return (“TSR”) performance modifier assessed over a three-year time frame relative to the S&P 500 Pharmaceutical Index, further aligning compensation with performance.

Selected Highlights and Recent Developments
2024 was an important year for Viatris and an important inflection point for the Company. The Company achieved several notable accomplishments related to its stated strategic pillars of growth acceleration and shareholder return.
Business Strategy
The Company laid out three strategic pillars to accelerate growth and shareholder return:
•
Diversified and Growing Base Business: The Company believes its continued success in its base business comes from its large and diversified portfolio of generics and off-patent brands that extends across markets and therapeutic areas. Here the Company has a clear legacy of deep product knowledge and extensive commercialization and development expertise. We believe it is important that Viatris maintains a strong focus on growing its base business over the long-term.
•
Financial Strength & Significant Cash Flow: The Company believes its strong balance sheet and sector-leading cash flow generation differentiate it from sector peers. The Company expects to continue to deliver on its long-term financial strategy to return capital to shareholders through dividends and share repurchases, while making investments in its business.

•
Expanding Innovative Portfolio: This represents the Company’s continuous efforts to identify, vet, and secure innovative, best-in-class, patent-protected assets in areas of unmet medical need in which it can be successful. By expanding its innovative portfolio, the Company believes it has the potential to drive accelerated and durable revenue growth over the long-term.

Financial and Operational Performance
In 2024, Viatris:
•
Reported total revenues of $14.7 billion; U.S. GAAP net loss of $(634) million; adjusted EBITDA of $4.7 billion; U.S. GAAP diluted EPS loss of $(0.53) per share, adjusted EPS of $2.65 per share, U.S. GAAP net cash provided by operating activities of $2.3 billion, and free cash flow of $2.0 billion (which included ~$650 million of transaction-related costs).

•	Paid down approximately $3.7 billion of debt and achieved its long-term gross leverage target[1], ending the year at 2.9x2.
•	Generated new product revenues[3] of $582 million.
•	Returned $825 million in capital to shareholders through dividends and share repurchases.
•	Supplied high-quality medicines to ~1 billion patients[4] around the world.
•	Completed its remaining planned divestitures, including:
○
In March 2024, the Company completed the divestiture of its women's healthcare business, primarily related to its oral and injectable contraceptives, to Insud Pharma, S.L., a leading Spanish multinational pharmaceutical company. The transaction included two manufacturing facilities in India: one in Ahmedabad and one in Sarigam.

○
In June 2024, the Company completed the divestiture of its API business in India to Matrix Pharma Private Limited, a privately held pharmaceutical company based in India. The transaction included three manufacturing sites and an R&D lab in Hyderabad India, three manufacturing sites in Vizag, India, and third-party API sales. Viatris retained some selective R&D capabilities in API.

1.
The Company has not quantified future amounts to develop this target, which does not reflect company guidance, but has stated its goal to manage notional gross debt and adjusted EBITDA over time in order to generally maintain or reach the target.

2.	See Appendix A — “Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information. U.S. GAAP net (loss) for 2024 was $(634.2) million and U.S. GAAP total debt was $14,039.5 million.
3.	Refers to revenue from new products launched in 2024 and the carryover impact of new products, including business development, launched within the last 12 months.
4.
The number of patients served is an estimate calculated using internal sales data (global volume of doses sold in 2024 in all markets as aligned with IQVIA standard units), divided by estimated per patient usage, which is based on treatment dose, treatment duration, and treatment adherence as estimated by Viatris Medical Affairs based on approved label indication and instructions for use, current international guideline recommendations, and common usage in clinical practice. Patients using multiple Viatris medicines may be counted as multiple patients. Certain adjustments were applied in consideration of now completed divestitures and to account for acceptable alternatives to the patient usage factors noted above and rounded to the nearest hundred million. Estimates may be subject to reassessment.

26

○
In July 2024, the Company completed the divestiture of its OTC business to Cooper Consumer Health, a leading European OTC drug manufacturer and distributor. The transaction included two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. The Company retained the rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products), and select OTC products in certain markets.

Science and Regulatory Achievements
Viatris’ R&D and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of the Company’s categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio with a focus on development activities. The Company’s product pipeline includes a variety of dosage, including oral solid dosage, transdermals, injectables, inhalation, and other delivery systems. While committed to generics and specialty products, over the last several years, a greater portion of the Company’s investments has been focused on complex or difficult-to-formulate products, such as modified release or complex injectables such as glucagon, rather than on commodity products, such as conventional oral solid dosage forms.
As previously mentioned, one of the Company’s three strategic pillars to accelerate growth and shareholder return is our focus on expanding our innovative portfolio to identify, vet and secure best-in-class, patented-protected assets in areas of unmet medical need. In 2024, the Company made several additions to its innovative portfolio, including the following:
•
In March 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia Ltd., selatogrel and cenerimod, as well as the potential to add additional innovative assets in the future.

Selatogrel is a potential life-saving self-administered medicine for patients with a history of acute myocardial infarction, or heart attack, and builds on Viatris' existing global cardiovascular franchise and specialty infrastructure, as well as its knowledge, leadership, and distribution capabilities for self-administered medication for acute life-threatening conditions.
Cenerimod is a novel immunology asset that has the potential to be a first-in-class oral therapy for the treatment of systemic lupus erythematosus, the most common form of lupus. Through lifecycle management, this asset also has the potential for broad application across multiple autoimmune diseases in a specialist-driven category with attractive market dynamics for oral therapies and could be a cornerstone asset in Viatris' immunology portfolio.
•
In October 2024, the Company announced an exclusive licensing agreement with Lexicon Pharmaceuticals for sotagliflozin in all markets outside of the U.S. and Europe. Sotagliflozin was approved by the U.S. Food and Drug Administration in May 2023 to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visit in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, and other cardiovascular risk factors.

Despite Above-Target Results for 2024 Short-Term Incentive Compensation Objectives, Our Compensation Committee Reduced 2024 Short-Term Incentive Program Payouts
We achieved above-target results for 2024 under the objectives established in early 2024 under our short-term incentive program. Despite these results, our Board and Compensation Committee exercised negative discretion to reduce payouts to our executive team considering the warning letter and import alert relating to our facility in Indore, India, which was received in late 2024. In addition, in establishing short-term incentive program targets for 2025, the Board set challenging stretch financial performance targets to encourage financial outperformance in 2025. The Board believes that these actions were appropriate to further align management with share price performance and to encourage management to work expeditiously to resolve the issues relating to this facility.

2024 short-term incentive results included:
•
Above-target adjusted EBITDA and free cash flow, relative to short-term incentive objectives, driven by the focus and efforts of the Company’s management and the success of the Company’s cash optimization efforts. For more information on and the differences between how adjusted EBITDA and free cash flow are calculated for purposes of the Company’s 2024 short-term incentive compensation and public reporting purposes, see “Elements of 2024 Compensation – 2024 Annual Incentive Compensation Program – Annual Incentive Compensation Awards for 2024” on page 30.

•
Above-target global product submissions, across broad and therapeutic-area agnostic product categories, driven by the strength of the Company’s development programs and successful acceleration of certain additional submissions.

Executive Transitions in 2024
Sanjeev Narula, our former Chief Financial Officer, departed from the Company effective March 5, 2024. Mr. Narula received severance benefits based on a termination without cause equal to two times his base salary and target bonus. Mr. Narula also received a pro rata bonus for 2024 and a pro rata portion of his PRSUs granted in 2022 reflecting his period of executive service. Mr. Narula is also eligible to receive a pro rata portion of his PRSUs granted in 2023 based on actual performance at the end of the applicable performance period in 2025. Other, unvested equity awards that Mr. Narula held as of his separation were forfeited.
The Company appointed Ms. Mistras to serve as CFO beginning March 1, 2024 and Dr. Le Goff to serve as Chief Commercial Officer beginning April 15, 2024.
Executive Compensation Philosophy

The Compensation Committee and Board’s compensation philosophy for 2024 supports the Company’s performance-based, shareholder-value-focused business model and is intended to help ensure that Viatris continues to attract and retain high-performing executives given the highly competitive market for executive talent. The compensation program has the following key objectives, among others:
 •
Attract, Motivate, and Retain Highly-Skilled Executives. To attract and retain the leaders needed to execute our ambitious goals, we provide market competitive compensation with an emphasis on performance-based, long-term incentives. We designed our compensation program to help ensure that the Company, shareholders, and other stakeholders continue to benefit from the talents of our leadership team and global workforce, while also recruiting new talent on an on-going basis in a highly competitive market for talent.
 •
Align with Shareholder Interests. We align executive compensation with shareholder interests by linking pay to the Company’s stated strategic priorities, long-term performance, and share price appreciation, including through the use of a relative TSR modifier for PRSUs in our long-term incentive plan and robust share ownership requirements. We believe this linkage helps drive long-term performance and encourages decision making to foster share price appreciation.
 •
Drive Company Performance. As described in more detail on pages 25 and 29 to 34, our 2024 compensation program was designed with metrics carefully linked to our business strategies and financial goals. If the Company does not meet its short- and long-term objectives, executive pay is meaningfully impacted.

2024 Performance-Based Compensation Program
2024 Total Target Compensation
The chart below shows the total target compensation opportunity for each of our active NEOs in 2024.

NEO	Base Salary	Target Annual Incentive	Target Long-Term Incentive	2024 Total Target Compensation(1)
Scott A. Smith	$1,400,000	$2,100,000	$9,800,000	$13,300,000
Doretta Mistras	$825,000	$825,000	$3,300,000	$4,950,000
Corinne Le Goff(2)	$875,000	$875,000	$3,500,000	$5,250,000
Brian Roman	$825,000	$825,000	$2,475,000	$4,125,000
Paul Campbell	$725,000	$725,000	$1,812,500	$3,262,500

(1)	2024 Total Target Compensation equals the sum of base salary, target annual incentive, and target long-term incentive.
(2)
Dr. Le Goff became Chief Commercial Officer of the Company effective April 15, 2024. The target annual incentive amount listed above for Dr. Le Goff was prorated to reflect the number of days she served as an active employee during 2024 in calculating the payout of the 2024 cash incentive.

Considerations for Setting 2024 Incentive Performance Goals
In setting annual and long-term incentive performance goals, the Compensation Committee considered a variety of information, including potential divestitures, industry forecasts, internal projections, demographic data, advice from outside advisors, and the Company’s annual operating plan and strategies. The Compensation Committee also considered the variability and cyclicality of the business, noting that targets may increase or decrease from year-to-year due to factors impacting the business, such as market conditions, the regulatory environment, timing of product approvals, and both immediate and long-term strategic priorities of the business. Although the targets may vary from year-to-year, the Compensation Committee is committed to maintaining high levels of rigor while motivating the executive team and aligning with long-term sustainable business development and shareholder value creation. Consistent with our philosophy of driving long-term company performance, the Compensation Committee, with the advice of its independent compensation consultant, annually considers potential alternative performance metrics that link to our strategy and align with shareholder interests in long-term value creation.
2024 Peer Group
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
Below is the peer group selected by the Compensation Committee for 2024, with the advice of the Compensation Committee’s independent compensation consultant.

Abbott Laboratories	Bristol-Myers Squibb Company	Pfizer Inc.
Amgen Inc.	Eli Lilly and Company	Regeneron Pharmaceuticals, Inc.
Bausch Health Companies Inc.	Gilead Sciences, Inc.	Sanofi S.A.
Baxter International Inc.	Novartis AG	Teva Pharmaceutical Limited
Biogen Inc.	Organon & Co.	Zoetis Inc.

Elements of 2024 Compensation
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
As reflected in the table below, in 2024, there were adjustments made to base salaries to reflect changes in market data and expanded responsibilities.

NEO	2023 Base Salary	2024 Base Salary
Scott A. Smith	$1,400,000	$1,400,000
Doretta Mistras(1)	N/A	$825,000
Corinne Le Goff(1)	N/A	$875,000
Brian Roman	$800,000	$825,000
Paul Campbell	$675,000	$725,000

(1)
Ms. Mistras joined the Company as Chief Financial Officer-elect effective January 1, 2024 and became Chief Financial Officer of the Company effective March 1, 2024. Dr. Le Goff joined the Company effective April 15, 2024. The base salary amount listed above for Dr. Le Goff was prorated to reflect the number of days she served as an active employee during 2024.

2024 Annual Incentive Compensation Program
Annual Incentive Compensation Awards for 2024
Viatris’ annual incentive compensation consists of performance-based annual cash awards that are subject to achievement of metrics that were identified by the Board and Compensation Committee as critical to the successful execution of Viatris’ business strategy and aligned with the creation of shareholder value. The metrics link the actions and leadership of our executive team to company performance and shareholder returns, both in the short- and long-term. The Compensation Committee approved annual incentive award grants and corresponding performance targets in the first quarter of 2024.
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

Individual annual incentive payout targets were established for each active NEO, expressed as a percentage of base salary, as noted in the table below. Actual payouts could range from 0% to 200% of each NEO’s annual incentive target based on achievement of performance goals.

NEO	Target (as % of Base Salary)	Annual Incentive Target
Scott A. Smith	150%	$2,100,000
Doretta Mistras	100%	$825,000
Corinne Le Goff(1)	100%	$875,000
Brian Roman	100%	$825,000
Paul Campbell	100%	$725,000

(1)
The annual incentive target amount listed above for Dr. Le Goff was prorated to reflect the number of days she served as an active employee during 2024 in calculating the payout of the 2024 cash incentive.

Annual Incentive Compensation Payouts for 2024
In 2024, Viatris achieved the following performance against the Compensation Committee-approved performance goals:

Metric	Weighting	Threshold	Target	Maximum	Results
Adjusted EBITDA*	40%	$4,700 million	$4,950 million	$5,200 million	$4,974.5 million
Free Cash Flow**	40%	$2,200 million	$2,500 million	$2,800 million	$2,923.8 million
Global Regulatory Submissions	20%	100	120	140	140

*
Adjusted EBITDA is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA for 2024, except that the calculation for the 2024 annual incentive program utilized 2024 budgeted foreign exchange rates and further adjusts for all impacts of the Company’s divestitures following their consummation, and acquired in-process research and development (“IPR&D”) costs. Viatris’ adjusted EBITDA as reported for the twelve months ended December 31, 2024 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**
Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow for 2024, except that the calculation for the 2024 annual incentive program utilized 2024 budgeted foreign exchange rates and further adjusts for transaction costs and taxes primarily related to the Company’s divestitures, all impacts of the Company’s divestitures following their consummation, proceeds from the sale of certain property, plant, and equipment, and material unplanned litigation gains and losses equal or greater than $25 million in the aggregate. Viatris’ free cash flow as reported for the twelve months ended December 31, 2024 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

The performance metrics set forth above resulted in an achieved performance payout reflecting 163.92% of target. Despite these above-target results, our Board and Compensation Committee exercised negative discretion to reduce payouts in light of the warning letter and import alert relating to our facility in Indore, India, which was received in late 2024. In addition, in establishing short-term incentive program targets for 2025, the Board set challenging stretch financial performance targets to encourage financial outperformance in 2025. The Board believes that these actions were appropriate to further align management with share price performance and to incentivize management to work expeditiously to resolve the issues relating to this facility.

The following table shows the 2024 actual incentive payout for each active NEO reflecting reduced payout of 140% of target instead of 163.92% of target.

NEO	Actual Annual Incentive Award
Scott A. Smith	$2,940,000
Doretta Mistras	$1,155,000
Corinne Le Goff(1)	$873,566
Brian Roman	$1,155,000
Paul Campbell	$1,015,000

(1)	For Dr. Le Goff, payout represents a prorated amount to reflect the number of days she served as an active employee during 2024.
2024 Long-Term Incentive Compensation Programs
Long-Term Incentive Compensation Grants for 2024
The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of Viatris’ common stock over several years, as well as other measures associated with the growth, success, and long-term sustainability of Viatris. The Compensation Committee approved annual long-term incentive (“LTI”) award grants in the first quarter of 2024.
In 2022, we increased the percentage of performance-based awards (which are subject to a TSR modifier) from 60% to 65%, with 65% of each NEO’s award in the form of PRSUs and 35% in the form of RSUs and we continued this practice in 2024. This increase in the allocation to PRSUs reflects a further reinforcement of our pay-for-performance philosophy and our robust shareholder engagement. RSUs vest ratably over a three-year period following the grant date, and PRSUs vest as described below. This mix of LTI awards provides NEOs with a combination of incentives and aligns them with the interests of shareholders.
Each NEO’s 2024 LTI award had a targeted value at grant equal to a percentage of the NEO’s base salary. In setting each NEO’s LTI targeted value, the Compensation Committee considered a variety of factors, including, among others, peer group compensation and expectations regarding individual roles and responsibilities.
For 2024, the Compensation Committee approved the following annual LTI award values for our active NEOs:

NEO	PRSUs	RSUs	Total LTI Award
Scott A. Smith(1)	$6,370,000	$3,430,000	$9,800,000
Doretta Mistras	$2,145,000	$1,155,000	$3,300,000
Corinne Le Goff	$2,275,000	$1,225,000	$3,500,000
Brian Roman	$1,608,750	$866,250	$2,475,000
Paul Campbell	$1,178,125	$634,375	$1,812,500

(1)	In 2024, Mr. Smith's annual LTI award as a percentage of annual base salary was reduced from 800% to 700% pursuant to the terms of his offer letter.
2024 Three-Year PRSU Performance Metrics
The 2024 grant of PRSUs is subject to free cash flow performance and TSR performance relative to the S&P 500 Pharmaceutical Index, which is used as a modifier to determine the final payout percentage, as described below. The free cash flow metric incentivizes effective use of Viatris’ capital to drive cash flow generation, encouraging behavior that is closely aligned with our efforts to drive a durable and sustainable business. In addition, the relative TSR modifier impacts executive pay based on Viatris’ performance as compared to industry competitors.

As shown in the table below, payouts under the 2024 PRSUs will be determined in two steps. First, in the first quarter of 2027, the outcome of the free cash flow metric will be assessed, resulting in an initial payout percentage of 50% for threshold performance (with 0% payout for below threshold performance) up to 150% for maximum performance, with linear interpolation for achievement between threshold and maximum. Second, the relative TSR metric will be applied as a modifier to the initial payout percentage with the effect of either: decreasing it by 30%, leaving it unaffected, or increasing it by 30%.

Metric	Weighting	Threshold	Target	Maximum
Free Cash Flow*	100%	$6,200 million	$7,200 million	$8,200 million
Relative TSR of Peer Group**	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group
Payout Opportunity (as % of Target)		35%	100%	195%

*
Free cash flow is derived from Viatris’ audited financial statements in the same manner as the calculation for Viatris’ 2024 annual incentive program, except that the calculation for the 2024 PRSUs further adjusts for any of the following, as applicable: material changes in tax laws, unbudgeted restructuring costs and unbudgeted R&D expense. Free cash flow for the 2024 PRSUs will be the sum of such free cash flow measure for each of the years ended December 31, 2024, 2025 and 2026 and will utilize budgeted foreign exchange rates for the relevant year. Viatris’ free cash flow as reported for the twelve months ended December 31, 2024 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**
Relative TSR is calculated by comparing the difference between Viatris’ 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in the S&P 500 Pharmaceutical Index.

Payouts with respect to PRSUs granted in 2024 will be determined in early 2027 following the conclusion of the three-year performance cycle.
2022-2024 Three-Year PRSU Performance Metric Results
During the three-year period of 2022 to 2024, Viatris achieved the following performance against the Compensation Committee-approved performance goals:

Metric	Weighting	Threshold	Target	Maximum	Results
Free Cash Flow*	100%	$6,900 million	$7,900 million	$8,900 million	$9,495 million
Relative TSR of Peer Group**	Multiplier	At or Below 25th Percentile of Peer Group	Between 25th and 75th Percentiles of Peer Group	At or Above 75th Percentile of Peer Group	67th Percentile
Payout Opportunity (as % of Target)		35%	100%	195%

*
Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow, except that the calculation for the 2022-2024 three-year PRSUs utilized budgeted foreign exchange rates for the relevant year and further adjusts for the following, as applicable: transaction costs and taxes related to the acquisitions of Oyster Point Pharma, Inc. (“Oyster Point”) and Famy Life Sciences Private Limited (“Famy Life Sciences”) as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impacts of divestitures, Biocon Biologics Transaction-related taxes and transaction costs and results of the divested biosimilars business from the closing of the transaction on November 29, 2022 through December 31, 2022, material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate, proceeds from the sale of certain property, plant and equipment, unbudgeted R&D costs, unbudgeted restructuring costs, and the impact of free cash flow from divestitures that closed in 2022 to 2024. Free cash flow for the 2022-2024 three-year PRSUs is the sum of such free cash flow measure for each of the years ended December 31, 2022, 2023, and 2024. Viatris’ free cash flow as reported for each of the three years ended December 31, 2022, 2023 and 2024 is reconciled to the most directly comparable U.S. GAAP measure in Appendix A.

**
Relative TSR is calculated by comparing the difference between Viatris’ 30-day trailing average closing ordinary share price at the day before the beginning of the performance period and day before the end of the performance period plus any dividends paid during the performance period against the same metric for each company in the S&P 500 Pharmaceutical Index.

The following table shows the 2022-2024 PRSU share award payout for each active NEO reflecting Company performance at 150% of target.

NEO(1)	Actual Award (# of Shares)
Scott A. Smith	N/A
Doretta Mistras	N/A
Corinne Le Goff	N/A
Brian Roman	162,468
Paul Campbell	169,238

(1)	Mr. Smith, Ms. Mistras, and Dr. Le Goff did not receive the 2022 PRSU grant as they were not active employees in 2022 at time of grant.
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
The Compensation Committee and Board believe that each company must independently assess which market practices and trends are appropriate for the company at any particular time in the company’s history and remain fully committed to maintaining a strong compensation governance philosophy that is aligned with shareholder interests and best practices. See also page 28.

Commitment to Responsible, Shareholder-Aligned Compensation Governance Practices
The following table summarizes certain specific compensation-related governance practices adopted by the Compensation Committee and Board with respect to 2024 compensation. We note that implementation of many of these practices was responsive to comments from shareholders or otherwise endorsed by shareholders during our robust shareholder engagement program or prior say-on-pay votes.

What We Do
✔	Maintain a significant portion of compensation aligned with shareholder interests and tied to share price or financial and operational business performance
✔
Employ metrics for annual and long-term incentives that support both short- and long-term strategies and align with shareholder interests, including a non-financial metric in the annual program tied to important product development initiatives

✔	Base long-term incentives heavily on performance-based metrics and short-term incentives entirely on performance-based metrics
✔	Set rigorous and measurable performance goals and periodically review and discuss our executives’ performance
✔	Use double-trigger vesting for annual long-term incentive awards upon a change in control
✔	Retain independent compensation consultants that report directly to the Compensation Committee
✔	Maintain strong share ownership guidelines
✔	Maintain a robust clawback policy
✔	Engage with shareholders on compensation and governance matters
✔	Consider peer groups and market data in determining compensation
✔	Annual say-on-pay vote

What We Don’t Do
X	New fixed-term NEO employment agreements
X	Excise tax gross-ups
X	Supplemental retirement agreements
X	Exercise positive discretion in determining annual incentive compensation or LTI payouts
X	Re-pricing of stock options without shareholder approval
X	Hedging or pledging of shares
X	New cash-based retention awards for NEOs without performance vesting conditions, except in extraordinary situations or in connection with new hires

Limited Perquisites
We provide certain limited perquisites to our NEOs, including the following:
•	Each NEO receives a car allowance and payment of certain ancillary expenses. The NEOs are responsible for paying any taxes incurred relating to this perquisite.
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
2024 Share Ownership Requirements
Viatris maintains robust share ownership requirements for our NEOs. The requirement is expressed as a multiple of base salary and shown in the table below.

Position	Ownership Requirement
Chief Executive Officer	6x
Chief Financial Officer	3x
Other NEOs	3x

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

Clawback Policy
The Board has adopted a clawback policy relating to incentive compensation programs. The policy provides that Viatris may take action to recoup annual incentive compensation and equity-based incentive compensation gains resulting from specified misconduct.
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
In the fourth quarter of 2023, we also adopted a clawback policy as required by the final Dodd-Frank rules and exchange listing standards. Our policy requires recoupment of excess compensation paid to our executive officers if amounts are based on material noncompliance with any financial reporting requirement that causes an accounting restatement, without regard to any fault or misconduct.
Anti-Hedging and Anti-Pledging Policy
Viatris has a securities trading policy that prohibits Directors and “officers” (as defined in Rule 16a-1(f) of the Exchange Act) (“Section 16 Officers”) and their respective designees from trading in hedging instruments or otherwise engaging in any transaction that limits or eliminates, or is designed to limit or eliminate, economic risks associated with the ownership of our securities. Hedging instruments are defined as any prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls, or other instruments that hedge or offset, or are designed to hedge or offset, movements in the market value of our securities. For purposes of this policy, our securities include shares and options to purchase shares, and any other type of securities that we may issue, including but not limited to, preferred shares, notes, debentures, and warrants issued by Viatris or any parent, subsidiary, or subsidiary of any parent of Viatris, as well as any derivative financial instruments pertaining to such securities, whether or not issued by the Company, such as options and forward contracts.
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
Consideration of Risk in Company Compensation Policies
The Compensation Committee has considered risk management in determining compensation policies and believes that our programs are designed appropriately to encourage outstanding, consistent, sustainable business performance over extended periods of time. Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies, and programs that are intended to drive the achievement of our long-term business objectives while avoiding excessive short-term risk-taking. In addition, we utilize a mix of objective performance measures, so that undue emphasis is not placed on one particular measure, and we employ different types of compensation to provide value over the short-, medium-, and long-term. These performance measures are reevaluated annually in light of the evolving risk environment facing our business. When making compensation decisions, we also consider qualitative factors to avoid the consequences that an overly formulaic approach may have on excessive risk-taking by management. At least annually, the Compensation Committee also receives and discusses a report from Meridian Compensation Partners, LLC (“Meridian”), its independent compensation consultant, on risk management in connection with the Company’s compensation program.
The Compensation Committee believes that our compensation policies and practices do not encourage excessive risk and are not reasonably likely to have a material adverse effect on the Company.
Role of the Compensation Committee
The Compensation Committee is comprised solely of independent Directors and oversees the design and implementation of our executive compensation programs. The Compensation Committee reviews and evaluates the performance of our NEOs and determines their compensation and objectives, or, in the case of our CEO, recommends compensation and objectives to the independent, non-executive members of the Board. The Compensation Committee monitors compensation trends and developments periodically and undertakes a comprehensive assessment of our compensation programs at least annually. In fulfilling these responsibilities, the Compensation Committee utilizes the support of independent compensation consulting firms, independent outside counsel, and an internal executive compensation team.
The Compensation Committee has retained Meridian to provide advice and information regarding the design and implementation of Viatris’ executive compensation programs. Meridian also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to our executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses and trends on executive base salary, annual incentives, long-term incentives, benefits, and perquisites.
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

Interlocks and Insider Participation
None of the members of the Compensation Committee during 2024 was an officer or employee of Viatris, was formerly an officer of Viatris, or had any relationship requiring disclosure by Viatris under Item 404 of Regulation S-K. During 2024, no executive officer of Viatris served on the compensation committee or board of another entity, one of whose executive officers served on the Compensation Committee or the Board of Viatris.
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
Equity Award Grant Practices
Our longstanding historical practice is to grant awards in the first quarter of each year, following the release of prior year’s financial results. We do not take material nonpublic information into account when determining the timing or terms of awards, and do not currently grant stock options or stock appreciation rights.
Compensation Committee Report
We have reviewed and discussed the CD&A with management. Based on such review and discussions, we recommended to the Board that the CD&A be included in this Amendment.
Respectfully submitted,
Harry Korman, Chair
JoEllen Lyons Dillon
James M. Kilts

Executive Compensation Tables
2024 Summary Compensation Table
The following summary compensation table sets forth the cash and non-cash compensation paid or granted to or earned by the NEOs for 2024, 2023, and 2022.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)	Total ($)
Scott A. Smith Chief Executive Officer	2024	1,400,000	—	9,800,021	—	2,940,000	—	619,358	14,759,379
	2023	1,023,077	—	11,200,008	—	2,884,494	—	822,830	15,930,409
Doretta Mistras Chief Financial Officer	2024	809,135	500,000	3,800,019	—	1,155,000	—	109,538	6,373,692
Corinne Le Goff Chief Commercial Officer	2024	605,769	—	4,375,019	—	873,566	—	61,040	5,915,394
Paul Campbell Chief Accounting Officer and Corporate Controller	2024	715,385	1,750,000	1,812,507	—	1,015,000	—	222,398	5,515,290
Brian Roman Chief Legal Officer	2024	824,520	—	2,475,004	—	1,155,000	—	234,780	4,689,304
	2023	790,385	—	1,600,015	—	1,458,480	—	263,253	4,112,133
Sanjeev Narula Former Chief Financial Officer	2024	185,000	—	681,821	—	229,986	—	4,152,344	5,249,151
	2023	923,558	—	3,700,013	—	1,686,368	—	470,303	6,780,242
	2022	840,385	—	3,400,006	—	1,586,355	—	281,660	6,108,406

(1)
Represents the base salary actually paid to the NEO in 2024, 2023, and 2022. For Dr. Le Goff, the amount reflects salary received commencing with her April 15, 2024 hire date. For Mr. Narula, the amount reflects salary received up until his last day of employment, which was March 5, 2024.

(2)
In connection with the hire date for Ms. Mistras, she received a cash sign-on bonus in the amount of $500,000. In connection with the Combination in 2020, Mr. Campbell was granted a retention bonus (equal to $1,500,000), which became payable in 2024 upon the four-year anniversary of the Combination, subject to Mr. Campbell's continued employment through such date. In connection with the successful completion of the divestiture of our OTC Business, Mr. Campbell was also granted a bonus (equal to $250,000), which became payable in 2024. Consistent with our engagement with shareholders, the Compensation Committee has determined that it does not intend to issue new cash-based retention awards for NEOs except in extraordinary situations where such awards will have a performance-based component with meaningful vesting requirements or in connection with new hires.

(3)
Represents the grant date fair value of the long-term incentive awards granted to the NEO in 2024, 2023, and 2022, as applicable. The grant date fair value of PRSUs for 2024 is based on the target value and is as follows: Smith ($6,370,010), Mistras ($2,145,004), Le Goff ($2,275,007), Campbell ($1,178,130), and Roman ($1,608,753). If the maximum achievement of performance goals had been assumed, the grant date fair value of the PRSUs for 2024 would have been as follows: Smith ($12,421,528), Mistras ($4,182,760), Le Goff ($4,436,268), Campbell ($2,297,366), and Roman ($3,137,079). Mr. Narula did not receive a 2024 long-term incentive award grant in 2024. The amount reported reflects the accounting incremental fair value of a prorated portion of the PRSUs awarded to him in 2022 resulting from their modification under his separation agreement to provide for continued vesting. For information regarding assumptions used in determining the expense of such awards, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

(4)	Represents amounts paid under the Company’s annual short-term incentive plan. For a discussion of this plan, see “2024 Annual Incentive Compensation Program” on page 30.

(5)	Amounts shown in this column are detailed in the following chart.

Name	Fiscal Year	Automobile Benefit ($)(a)	Personal Use of Corporate Aircraft ($)(b)	Expatriate Benefits ($)(c)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(d)	Restoration Plan Contribution ($)(e)	Transition Related Benefits ($)(f)	Other ($)(g)	Total ($)
Scott A. Smith	2024	19,200	167,669	—	34,700	395,970	—	1,819	619,358
	2023	14,458	163,853	—	37,177	188,587	—	418,755	822,830
Doretta Mistras	2024	19,200	—	—	42,154	46,413	—	1,771	109,538
Corinne Le Goff	2024	13,653	—	—	30,462	15,646	—	1,279	61,040
Paul Campbell	2024	16,800	—	—	34,915	151,659	—	19,024	222,398
Brian Roman	2024	16,800	—	—	34,508	181,653	—	1,819	234,780
	2023	16,800	—	—	36,515	206,747	—	3,191	263,253
Sanjeev Narula	2024	3,458	—	94,457	27,815	96,653	3,784,522	145,439	4,152,344
	2023	19,200	—	175,942	29,638	243,768	—	1,755	470,303
	2022	19,262	—	4,756	27,504	228,450	—	1,688	281,660

(a)	The values for 2024 represent a vehicle allowance. In addition to the vehicle allowance, there were ancillary expenses associated with such vehicle for Mr. Smith in 2023 and for Mr. Narula in 2022.
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

(c)
For 2024, amount disclosed represents the tax equalization, gross up, and tax preparation of $94,457. For 2023, amount disclosed represents the tax equalization, gross up, and tax preparation of $175,942. For 2022, amount disclosed includes the value of certain one-time, non-recurring expatriate, repatriation, and relocation benefits of $4,756.

(d)
For 2024, amounts for each NEO include a matching contribution for Smith ($14,000), Mistras ($21,454), Le Goff ($9,762), Campbell ($14,215), Roman ($13,808), and Narula ($7,115) and a profit sharing contribution received in March 2025 in respect of fiscal year 2024 to each NEO of Smith, Mistras, Le Goff, Campbell, Roman, and Narula ($20,700). For 2023, amounts for each NEO include a matching contribution for Messrs. Smith ($14,077), Roman ($13,415), and Narula ($6,538) and a profit sharing contribution received in March 2024 in respect of fiscal year 2023 to each of Messrs. Smith, Roman, and Narula ($23,100). For 2022, amounts for each NEO include a matching contribution for Mr. Narula ($6,154), and a profit sharing contribution received in March 2023 in respect of fiscal year 2022 to Mr. Narula, ($21,350).

(e)
For 2024, amounts disclosed include a matching contribution under the Restoration Plan for Smith ($159,600), Mistras ($18,565), Campbell ($55,600), Roman ($65,373), and a profit sharing contribution under the Restoration Plan received in March 2025 in respect of fiscal year 2024 for NEOs Smith ($236,370), Mistras ($27,848), Le Goff ($15,646), Campbell ($96,059), Roman ($116,280), and Narula ($96,653). For 2023, amounts disclosed include a matching contribution under the Restoration Plan for Messrs. Smith ($140,072), Roman ($76,539), and Narula ($91,174), and a profit sharing contribution under the Restoration Plan received in March 2024 in respect of fiscal year 2023 for Messrs. Smith ($48,515), Roman ($130,208), and Narula ($152,594). For 2022, amounts disclosed include a matching contribution under the Restoration Plan for Mr. Narula ($82,254), and a profit sharing contribution under the Restoration Plan received in March 2023 in respect of fiscal year 2022 for Mr. Narula ($144,196).

(f)
For Mr. Narula, the amount reflects a severance amount of $3,700,000 and payment in lieu of accrued vacation ($84,522) in connection with his separation as an executive of the Company. All separation benefits paid to Mr. Narula were required pursuant to the existing terms of their contractual agreements, which were previously disclosed and subject to prior say-on-pay resolutions.

(g)
For 2024, amounts disclosed represent premiums for international travel assistance and long-term disability for each of the NEOs, events and non-recurring relocation allowances for Mr. Narula ($145,055). For 2023, amounts disclosed represent non-employee board compensation fees for Mr. Smith 2023 earned prior to becoming CEO on April 1, 2023 ($37,500); non-recurring relocation allowances for Mr. Smith ($379,952); events for Mr. Roman; and premiums for international travel assistance and long-term disability for each of the NEOs. For 2022, amounts disclosed represent international travel assistance premiums for Mr. Narula; and long-term disability premiums for Mr. Narula.

Grants of Plan-Based Awards for 2024
The following table summarizes grants of plan-based awards made to each NEO during 2024.

Name	Grant Date	Approval Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Scott A. Smith			1,050,000	2,100,000	4,200,000	—	—	—	—	—	—	—
	3/4/2024	2/26/2024	—	—	—	154,612	515,373	1,004,978	—	—	—	6,370,010
	3/4/2024	2/26/2024	—	—	—	—	—	—	277,509	—	—	3,430,011
Doretta Mistras			412,500	825,000	1,650,000	—	—	—	—	—	—	—
	1/1/2024	12/14/2023	—	—	—	—	—	—	46,169	—	—	500,010
	3/4/2024	2/26/2024	—	—	—	52,064	173,544	338,411	—	—	—	2,145,004
	3/4/2024	2/26/2024	—	—	—	—	—	—	93,447	—	—	1,155,005
Corinne Le Goff			311,988	623,975	1,247,951	—	—	—	—	—	—	—
	4/18/2024	2/26/2024	—	—	—	61,377	204,587	398,945	—	—	—	2,275,007
	4/18/2024	2/26/2024	—	—	—	—	—	—	110,162	—	—	1,225,001
	4/18/2024	2/26/2024	—	—	—	—	—	—	78,688	—	—	875,011
Paul Campbell			362,500	725,000	1,450,000	—	—	—	—	—	—	—
	3/4/2024	2/26/2024	—	—	—	28,596	95,318	185,871	—	—	—	1,178,130
	3/4/2024	2/26/2024	—	—	—	—	—	—	51,325	—	—	634,377
Brian Roman			412,500	825,000	1,650,000	—	—	—	—	—	—	—
	3/4/2024	2/26/2024	—	—	—	39,048	130,158	253,809	—	—	—	1,608,753
	3/4/2024	2/26/2024	—	—	—	—	—	—	70,085	—	—	866,251
Sanjeev Narula			82,138	164,276	328,552	—	—	—	—	—	—	—
	3/4/2024	2/26/2024	—	—	—	—	—	—	—	—	—	—
	3/4/2024	2/26/2024	—	—	—	—	—	—	—	—	—	—

(1)
The performance goals under the annual incentive compensation program applicable to the NEOs during 2024 are described above in the CD&A. For a discussion of these awards, see “2024 Annual Incentive Compensation Program” on pages 30 to 32 of this Form 10-K/A. The amounts for Dr. Le Goff and Mr. Narula have been adjusted to reflect their partial year of service during 2024.

(2)
Consists of PRSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2024 table.

(3)
Consists of RSUs awarded under the Viatris 2020 Stock Plan. The vesting terms applicable to these awards are described above in the CD&A and below following the Outstanding Equity Awards at the End of 2024 table.

(4)
Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing.

Outstanding Equity Awards at the End of 2024
The following table sets forth information concerning all of the outstanding LTI awards held by each NEO as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Scott A. Smith	—	—	—	—	293,399(3)	3,652,818	817,327(7)	10,175,721
	—	—	—	—	289,291(4)	3,601,673	537,253(8)	6,688,800
Doretta Mistras	—	—	—	—	48,130(5)	599,219	—	—
	—	—	—	—	97,415(4)	1,212,817	180,912(8)	2,252,354
Corinne Le Goff	—	—	—	—	81,201(5)	1,010,952	—	—
	—	—	—	—	113,679(4)	1,415,304	211,119(8)	2,628,432
Paul Campbell	2,059	—	55.61	3/4/2025	—	—	—	—
	4,181	—	46.27	2/17/2026	—	—	—	—
	4,392	—	45.18	3/3/2027	—	—	—	—
	9,681	—	40.97	3/2/2028	—	—	—	—
	7,398	—	27.45	3/1/2029	—	—	—	—
	11,071	—	17.48	3/2/2030	—	—	—	—
	—	—	—	—	20,251(6)	252,125	112,826(9)	1,404,684
	—	—	—	—	38,696(3)	481,765	107,795(7)	1,342,048
	—	—	—	—	53,504(4)	666,125	99,365(8)	1,237,094
Brian Roman	4,111	—	55.61	3/4/2025	—	—	—	—
	4,739	—	46.27	2/17/2026	—	—	—	—
	5,694	—	45.18	3/3/2027	—	—	—	—
	7,876	—	40.97	3/2/2028	—	—	—	—
	6,267	—	27.45	3/1/2029	—	—	—	—
	8,119	—	17.48	3/2/2030	—	—	—	—
	—	—	—	—	19,441(6)	242,040	108,312(9)	1,348,484
	—	—	—	—	36,690(3)	456,791	102,206(7)	1,272,465
	—	—	—	—	73,061(4)	909,609	135,684(8)	1,689,266
Sanjeev Narula	—	—	—	—	—	—	178,082(10)	2,217,121
	—	—	—	—	—	—	91,914(11)	1,144,329

(1)
Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; (iii) in the case of death, including within two years following termination because of disability, or, in the case of options granted prior to January 1, 2017, retirement, 100% of vested options will remain exercisable for the remainder of the original term; and (iv) in the case of an involuntary termination without cause or a voluntary resignation for good reason that occurs within two years following a change in control, 100% of options remain exercisable for the remainder of the original term.

(2)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s shares as of December 31, 2024, $12.45.

43

(3)
Of the 293,399 RSUs held by Mr. Smith, 146,700 vested on March 3, 2025 and 146,699 will vest on March 3, 2026; of the 38,696 RSUs held by Mr. Campbell, 19,348 vested on March 3, 2025 and 19,348 will vest on March 3, 2026; of the 36,690 RSUs held by Mr. Roman, 18,345 vested on March 3, 2025 and 18,345 will vest on March 3, 2026. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(4)
Of the 289,291 RSUs held by Mr. Smith, 96,431 vested on March 4, 2025 and 96,430 will vest each on March 4, 2026 and March 4, 2027; of the 97,415 RSUs held by Ms. Mistras, 32,472 vested on March 4, 2025 and 32,471 will vest on March 4, 2026 and 32,472 will vest on March 4, 2027; of the 113,679 RSUs held by Dr. Le Goff, 37,894 vested on March 4, 2025 and 37,892 will vest on March 4, 2026 and 37,893 will vest on March 4, 2027; of the 53,504 RSUs held by Mr. Campbell, 17,836 vested on March 4, 2025 and 17,834 will vest each on March 4, 2026 and March 4, 2027; of the 73,061 RSUs held by Mr. Roman, 24,354 vested on March 4, 2025 and 24,353 will vest on March 4, 2026 and 24,354 will vest on March 4, 2027. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(5)
Of the 48,130 RSUs held by Ms. Mistras, 24,065 vested on January 1, 2025 and 24,065 will vest on January 1, 2026; of the 81,201 RSUs held by Dr. Le Goff as of December 31, 2024, 40,601 vested on April 15, 2025 and 40,600 will vest on April 15, 2026. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(6)	The RSUs fully vested on March 4, 2025.
(7)
The PRSUs will vest on March 3, 2026, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(8)
The PRSUs will vest on March 4, 2027, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(9)
The PRSUs fully vested on March 4, 2025, subject to attainment of performance goals. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(10)
Of the 235,508 PRSUs held by Mr. Narula on March 5, 2024, only 178,082 remained eligible to vest in connection with his separation from Viatris on such date and fully vested on March 4, 2025, subject to attainment of performance goals, and the remaining portion was forfeited. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

(11)
Of the 226,723 PRSUs held by Mr. Narula on March 5, 2024, only 91,914 remained eligible to vest in connection with his separation from Viatris on such date and will vest on March 3, 2026, subject to attainment of performance goals, and the remaining portion was forfeited. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest.

Option Exercises and Stock Vested for 2024
The option awards and stock awards reflected in the table below were exercised or became vested for the NEOs during 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Scott A. Smith	—	—	140,727	1,771,753
Doretta Mistras	—	—	—	—
Corinne Le Goff	—	—	—	—
Paul Campbell	—	—	128,284	1,610,627
Brian Roman	—	—	120,525	1,513,120
Sanjeev Narula	—	—	251,518	3,156,889

(1)	All shares reflected as vesting in this table were paid pursuant to their pre-existing contractual terms, including those paid to Mr. Narula in connection with his separation from employment.
Non-Qualified Deferred Compensation for 2024
The following table sets forth information relating to the Restoration Plan for 2024.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Profit Sharing and Match Contributions in Last FY ($)	Aggregate Earnings (Loss) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Scott A. Smith	55,805	157,580	206,095	9,478	—	428,958
Doretta Mistras	—	18,565	18,565	330	—	37,460
Corinne Le Goff	—	—	—	—	—	—
Paul Campbell	2,743,277	61,808	166,936	387,523	—	3,359,544
Brian Roman	4,361,501	77,520	207,728	422,996	—	5,069,745
Sanjeev Narula	685,714	151,925	213,364	79,449	(1,130,452)	—

Estimated Payments in Connection with a Termination of Employment or Change in Control
The following discussion summarizes the potential payments and benefits that would have been payable to each of the NEOs upon a termination of employment on December 31, 2024 by Viatris without “cause”, by the NEO for “good reason” (each as defined in the applicable agreement), due to the NEO’s death or disability or as a result of a CIC Termination. A “CIC Termination” occurs if an NEO’s employment is terminated other than for cause or if he or she terminates employment for good reason, in each case, within two years following the occurrence of a change in control. The amounts discussed below exclude (i) 401(k) retirement plan contributions and distributions that are generally available to all salaried employees, (ii) payments pursuant to vested Restoration Plan balances, (iii) payments pursuant to awards scheduled to vest on or before December 31, 2024 by their terms, (iv) any amounts that may be due at the time of an event in respect of accrued and unpaid salary, bonuses, or vacation, and (v) the value of each NEO’s annual bonus for the 2024 completed fiscal year as the year was complete as of December 31, 2024. These are estimates only and actual amounts payable upon such terminations may be different and will only be determined upon the actual occurrence of any such event.
Scott A. Smith
Mr. Smith is entitled to severance payments and benefits upon certain terminations of employment pursuant to an offer letter with Viatris and his equity award agreements with Viatris.
Termination Without Cause Absent a Change in Control. If Mr. Smith's employment was terminated on December 31, 2024 by Viatris without cause, he would have been entitled to a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 and 2024 based on actual Company performance. The estimated values of such payments and benefits, assuming a December 31, 2024 termination of employment, would have been $7,000,000, in respect of cash severance, and $9,013,427, in respect of the vesting of his PRSUs granted in 2023 and 2024 (assuming target performance).
Termination due to Death or Disability Absent a Change in Control. If Mr. Smith's employment was terminated on December 31, 2024 due to death or disability, he would have been entitled to full vesting of his unvested non-qualified deferred compensation account balance ($49,659) and full vesting of his unvested equity awards, with any PRSUs vesting based on target performance. The estimated value of such equity vesting, assuming a December 31, 2024 termination, would have been $24,119,012. Mr. Smith is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Termination in Connection with a Change in Control. If Mr. Smith incurred a CIC Termination on December 31, 2024, he would have been entitled to a payment equal to two and a half times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, full vesting of his unvested non-qualified deferred compensation account balance, and full vesting of his equity awards, with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2024 termination of employment, would have been $8,750,000, in respect of cash severance, $49,659, in respect of the vesting of his non-qualified deferred compensation, and $24,119,012, in respect of the vesting of his equity awards.
Doretta Mistras
Ms. Mistras is entitled to severance payments and benefits upon certain terminations of employment pursuant to an offer letter with Viatris and her equity award agreements with Viatris.
Termination Without Cause Absent a Change in Control. If Ms. Mistras’ employment was terminated on December 31, 2024 by Viatris without cause, she would have been entitled to a payment equal to one-half times the sum of her base salary and her target annual bonus in effect at the time of such termination, payable in equal installments, and eligibility for continued vesting of a prorated number of her PRSUs granted in 2024 based on actual

Company performance. The estimated values of such payments and benefits, assuming a December 31, 2024 termination of employment, would have been $825,000, in respect of cash severance, and $750,785, in respect of the vesting of her PRSUs granted in 2024 (assuming target performance).
Termination due to Death or Disability Absent a Change in Control. If Ms. Mistras’ employment was terminated on December 31, 2024 due to death or disability, she would have been entitled to full vesting of her unvested equity awards, with any PRSUs vesting based on target performance. The estimated value of such equity vesting, assuming a December 31, 2024 termination, would have been $4,064,390. Ms. Mistras is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Termination in Connection with a Change in Control. Ms. Mistras is not entitled to enhanced severance payments in the event of a CIC Termination. However, for illustrative purposes it has been assumed that, in the event of a CIC Termination, she would be provided with payments and benefits consistent with the retired Mylan N.V. Severance Plan and Global Guidelines (which had been assumed by Viatris) (the “Mylan Severance Plan”). If Ms. Mistras incurred a CIC Termination on December 31, 2024, it is assumed for illustrative purposes that she would have received a payment equal to two times the sum of her base salary and her target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four months of continued health and other benefits, and full vesting of her unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2024 CIC Termination, would have been $3,363,186, in respect of cash severance and other benefits, and $4,064,390, in respect of the vesting of her equity awards.
Corinne Le Goff
Dr. Le Goff is entitled to severance payments and benefits upon certain terminations of employment pursuant to an offer letter with Viatris and her equity award agreements with Viatris.
Termination Without Cause Absent a Change in Control. If Dr. Le Goff’s employment was terminated on December 31, 2024 by Viatris without cause, she would have been entitled to a payment equal to one-half times the sum of her base salary and her target annual bonus in effect at the time of such termination, payable in equal installments, and eligibility for continued vesting of a prorated number of her PRSUs granted in 2024 based on actual Company performance. The estimated values of such payments and benefits, assuming a December 31, 2024 termination of employment, would have been $875,000, in respect of cash severance, and $876,144, in respect of the vesting of her PRSUs granted in 2024 (assuming target performance).
Termination due to Death or Disability Absent a Change in Control. If Dr. Le Goff’s employment was terminated on December 31, 2024 due to death or disability, she would have been entitled to full vesting of her unvested equity awards, with any PRSUs vesting based on target performance. The estimated value of such equity vesting, assuming a December 31, 2024 termination, would have been $5,054,688. Dr. Le Goff is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Termination in Connection with a Change in Control. Dr. Le Goff is not entitled to enhanced severance payments in the event of a CIC Termination. However, for illustrative purposes it has been assumed that, in the event of a CIC Termination, she would be provided with payments and benefits consistent with the retired Mylan Severance Plan. If Dr. Le Goff incurred a CIC Termination on December 31, 2024, it is assumed for illustrative purposes that she would have received a payment equal to two times the sum of her base salary and her target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four months of continued health and other benefits, and full vesting of her unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2024 CIC Termination, would have been $3,598,193, in respect of cash severance and other benefits, and $5,054,688, in respect of the vesting of her equity awards.

Paul Campbell
Mr. Campbell is entitled to the equity award treatment established by his equity award agreements with Viatris upon certain terminations of employment. For illustrative purposes it has been assumed that he would be provided with payments and benefits consistent with the Mylan Severance Plan.
Termination Without Cause Absent a Change in Control. If Mr. Campbell’s employment was terminated on December 31, 2024 by Viatris without cause, it is assumed for illustrative purposes that he would have received twelve months of base salary continuation, twelve months of continued health and other benefits, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 and 2024 based on actual Company performance. The estimated values of such payments, assuming a December 31, 2024 termination of employment, would have been $792,922, in respect of cash severance and other benefits, and $1,307,076, in respect of the vesting of his PRSUs granted in 2023 and 2024 (assuming target performance).
Termination due to Death or Disability Absent a Change in Control. If Mr. Campbell’s employment was terminated on December 31, 2024 due to death or disability, he would have been entitled to full vesting of his unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such equity vesting, assuming a December 31, 2024 termination, would have been $5,383,841. Mr. Campbell is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Termination in Connection with a Change in Control. If Mr. Campbell incurred a CIC Termination on December 31, 2024, it is assumed for illustrative purposes that he would have received a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four months of continued health and other benefits, and full vesting of his unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2024 CIC Termination, would have been $2,998,635, in respect of cash severance and other benefits, and $5,383,841, in respect of the vesting of his equity awards.
Brian Roman
Mr. Roman is entitled to the equity award treatment established by his equity award agreements with Viatris upon certain terminations of employment. For illustrative purposes it has been assumed that he would be provided with payments and benefits consistent with the retired Mylan Severance Plan.
Termination Without Cause Absent a Change in Control. If Mr. Roman's employment was terminated on December 31, 2024 by Viatris without cause, it is assumed for illustrative purposes that he would have twelve months of base salary continuation, twelve months of continued health and other benefits, and eligibility for continued vesting of a prorated number of his PRSUs granted in 2023 and 2024 based on actual Company performance. The estimated values of such payments, assuming a December 31, 2024 termination of employment, would have been $892,922, in respect of cash severance and other benefits, and $1,411,407, in respect of the vesting of his PRSUs granted in 2023 and 2024 (assuming target performance).
Termination due to Death or Disability Absent a Change in Control. If Mr. Roman's employment was terminated on December 31, 2024 due to death or disability, he would have been entitled to full vesting of his unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such equity vesting, assuming a December 31, 2024 termination, would have been $5,918,655. Mr. Roman is not entitled to cash severance payments in connection with a termination of employment due to death or disability.
Termination in Connection with a Change in Control. If Mr. Roman incurred a CIC Termination on December 31, 2024, it is assumed for illustrative purposes that he would have received a payment equal to two times the sum of his base salary and his target annual bonus in effect at the time of such termination, payable in equal installments, twenty-four months of continued health and other benefits, and full vesting of his unvested equity awards, with any PRSUs vesting based on target performance. The estimated values of such payments and benefits, assuming a December 31, 2024 CIC Termination, would have been $3,398,635, in respect of cash severance and other benefits, and $5,918,655, in respect of the vesting of his equity awards.
Sanjeev Narula
On December 15, 2023, Mr. Narula entered into a separation agreement with Viatris pursuant to which he departed from the Company effective as of March 5, 2024. Mr. Narula's separation agreement provided for a cash payment equal to $3,700,000 payable in the form of installments over a period of two (2) years, a prorated annual bonus for 2024 based on actual Company performance (which was paid to him in the amount of $229,986), eligibility for continued vesting of a prorated number of PRSUs granted in each of 2022 and 2023 based on actual Company performance, reimbursement and allowances with respect to reasonable relocation-related expenses, and up to thirty-six months of continued health and other benefits, subject to a release of claims and other customary conditions. Mr. Narula ultimately received five months of continued health and other benefits and tax preparation assistance for 2024, valued in the aggregate at $13,655.

CEO Pay Ratio
Pursuant to Item 402(u) of Regulation S-K (“Item 402(u)”), we are providing the following information about the relationship of the annual total compensation of our global employee population and the annual total compensation of our CEO, Scott A. Smith, for 2024. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u).
Further to this requirement, under Instruction 2 to Item 402(u), the median-paid employee may be identified once every three years if there is no impact to the pay ratio disclosure. In light of the changes in our employee population from the addition of 199 employees in connection with the completion of the acquisitions of Oyster Point and Famy Life Sciences in 2023, a new employee representing the median-paid employee has been selected for 2024. We chose base salary as our consistently applied compensation measure. We then calculated an annual base salary for each employee, annualizing pay for those employees who commenced work during 2024 and for any employees who were on leave for a portion of 2024. We collected the 2024 annual total compensation for the median employee using the same methodology we use for our NEOs as disclosed in the Summary Compensation Table on page 40.
Total annual compensation for the median employee was $48,598 and is calculated according to the disclosure requirements of Item 402(u) and includes base salary, annual incentive, equity awards, change in pension values, and other compensation such as perquisites and medical benefits. The ratio of Mr. Smith's annual total compensation for 2024, which was $14,759,379 as reported in the Summary Compensation Table on page 40, along with the cost of employer provided medical benefits ($22,413) to the median employee annual total compensation determined on the same basis was 304 to 1.
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

Non-Employee Director Compensation for 2024
The following table sets forth information concerning the compensation earned by Viatris’ non-employee directors (each, a “Non-Employee Director” and, together, the “Non-Employee Directors”) for 2024. Directors who are or were concurrently employees of Viatris (Messrs. Smith and Malik) receive no compensation for their concurrent Board service. A discussion of the elements of Non-Employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)	RSUs ($)(2)	All Other Compensation ($)(3)	Total ($)
W. Don Cornwell	150,000	225,001	20,000	395,001
JoEllen Lyons Dillon	200,000	225,001	—	425,001
Elisha Finney	150,000	225,001	20,000	395,001
Leo Groothuis(1)	175,000	225,001	—	400,001
Melina Higgins	425,000	225,001	20,000	670,001
James M. Kilts	150,000	225,001	20,000	395,001
Harry Korman	175,000	225,001	—	400,001
Rajiv Malik	128,005	225,009	22,773	375,787
Richard Mark	200,000	225,001	20,000	445,001
Mark Parrish	250,000	225,001	—	475,001
Rogério Vivaldi Coelho	86,475	225,005	—	311,480

(1)	Fees earned by Mr. Groothuis were paid in Euros. Such amounts were converted into Euros using the monthly conversion rate in effect when each payment was made.
(2)
Represents the grant date fair value of the specific award granted to the Non-Employee Director. RSU awards granted in 2024 vested on March 4, 2025. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 13 to the Company’s Consolidated Financial Statements contained in the Original Filing. The number of unvested RSUs held by each of the Non-Employee Directors, as of December 31, 2024, were as follows: Mr. Cornwell, 18,977; Ms. Dillon, 18,977; Ms. Finney, 18,977; Mr. Groothuis, 18,977; Ms. Higgins,18,977; Mr. Kilts, 18,977; Mr. Korman, 18,977; Mr. Malik, 1,309,759; Mr. Mark, 18,977; Mr. Parrish, 18,977; and Dr. Vivaldi, 21,690. Amounts include all accrued and unvested whole share DEUs that vest only to the extent and at the same time the underlying award on which they are issued vest. The aggregate number of shares subject to stock options held by the Non-Employee Directors, as of December 31, 2024, were as follows: Ms. Dillon, 21,806; Ms. Higgins, 21,806; Mr. Korman, 13,949; Mr. Malik, 373,903; Mr. Mark, 12,260; and Mr. Parrish, 21,806.

(3)
The amounts represent charitable contributions made in 2024 under our matching gift program. For Mr. Malik, the amount represents the value of residual company car benefit (including insurance and ancillary expenses) relating to prior service.

Viatris’ compensation philosophy for Non-Employee Directors is designed to attract and retain Non-Employee Directors with the experience necessary to represent the Company and oversee executive management. On an annual basis, the Compensation Committee considers market data for our peer group and input received from the Compensation Committee’s independent compensation consultant regarding market practices for Director compensation. Any changes to Non-Employee Director compensation are approved by the Compensation Committee and the independent Directors.

Director Compensation Structure for 2025
The Compensation Committee and the independent Directors approved the following Non-Employee Director compensation effective for 2025, unchanged from 2024:

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
Non-Employee Director Share Ownership Guidelines
Effective January 1, 2021, the Board adopted revised share ownership guidelines for Non-Employee Directors, requiring each to hold common stock valued at five times the amount of their annual cash retainer, excluding any cash retainer paid for committee service. Each Non-Employee Director has five years from his or her start date to attain compliance. These guidelines further demonstrate alignment of Viatris Non-Employee Directors’ interests with shareholders’ interests for the duration of their Board service. Common stock actually owned by the Non-Employee Director as well as restricted shares and unvested RSUs (including corresponding DEUs) count toward compliance with these requirements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information concerning securities authorized for issuance under equity compensation plans is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.
Security Ownership of Directors, NEOs and Executive Officers
The following table sets forth information regarding the beneficial ownership of common stock of Viatris Inc. as of April 23, 2025 by (i) each Viatris Director, (ii) each NEO, and (iii) all Directors and executive officers of Viatris Inc. as a group (based on 1,185,856,452 shares of common stock of Viatris Inc. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person also is considered to beneficially own shares that he or she has the right to acquire within 60 days of April 23, 2025. To Viatris’ knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below. The address for each beneficial owner listed in the table below is c/o Viatris Inc., 1000 Mylan Boulevard, Canonsburg, PA, 15317. As noted above, each Non-Employee Director has five years from their start date to attain compliance with our Stock Ownership Guidelines. In addition, each of our covered employees has five years to achieve minimum ownership requirements, as discussed in more detail in the CD&A section of this document.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Options Exercisable and Restricted Shares Vesting within 60 days	Percent of Class
Paul Campbell	254,458	36,723	*
W. Don Cornwell	80,342	—	*
JoEllen Lyons Dillon	77,709(1)	21,806	*
Elisha Finney	37,832	—	*
Leo Groothuis	39,907	—	*
Melina Higgins	195,213(2)	21,806	*
James M. Kilts	136,422	—	*
Harry Korman	113,937	13,949	*
Corinne Le Goff	42,331	—	*
Rajiv Malik	1,068,262	373,903	*
Richard Mark	91,310	12,260	*
Doretta Mistras	25,180	—	*
Sanjeev Narula(3)	253,525	—	*
Mark Parrish	140,395	21,806	*
Brian Roman	193,916	32,695	*
Scott A. Smith	232,807	—	*
Rogério Vivaldi Coelho	21,691	—	*
All Directors and executive officers as a group (16 persons)(4)	2,751,712	534,948	*

*	Less than 1%.
(1)	Includes 18 shares held by Ms. Dillon’s spouse.
(2)	Includes 74,000 shares held by Ms. Higgins’ spouse.
(3)	Mr. Narula ceased to serve as the Company's CFO effective as of March 1, 2024.
(4)	Includes the individuals set forth above other than Mr. Narula.

Security Ownership of Certain Beneficial Owners
The following table lists the names and addresses of shareholders known to management as of April 23, 2025, to own beneficially more than five percent of the shares of common stock of Viatris as set forth below (based on 1,185,856,452 shares of common stock of Viatris Inc. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	142,262,690(1)	12.0
BlackRock, Inc., 50 Hudson Yards, New York, NY 10001	92,337,568(2)	7.8
Davis Selected Advisers, L.P. 2949 East Elvira Road, Suite 101, Tucson, AZ 85756	62,573,562(3)	5.3
State Street Corporation State Street Financial Center, One Congress Street, Suite 1, Boston, MA 02114-2016	61,969,119(4)	5.2

(1)
Based on the Schedule 13G/A filed by The Vanguard Group with the SEC on February 13, 2024, as of December 29, 2023, The Vanguard Group has sole voting power over 0 shares of common stock, shared voting power over 1,620,666 shares of common stock, sole dispositive power over 136,880,832 shares of common stock and shared dispositive power over 5,381,858 shares of common stock.

(2)
Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 26, 2024, as of December 31, 2023, BlackRock, Inc. has sole voting power over 82,732,122 shares of common stock, shared voting power over 0 shares of common stock, sole dispositive power over 92,337,568 shares of common stock and shared dispositive power over 0 shares of common stock.

(3)
Based on the Schedule 13G filed by Davis Selected Advisers, L.P. with the SEC on January 24, 2025, as of December 31, 2024, Davis Selected Advisors, L.P. has sole voting power over 60,473,941 shares of common stock, shared voting power over 2,099,621 shares of common stock, sole dispositive power over 62,573,562 shares of common stock and shared dispositive power over 0 shares of common stock.

(4)
Based on the Schedule 13G/A filed by State Street Corporation with the SEC on January 30, 2024, as of December 31, 2023, State Street Corporation has sole voting power over 0 shares of common stock, shared voting power over 40,564,300 shares of common stock, sole dispositive power over 0 shares of common stock and shared dispositive power over 61,923,920 shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Based on a review of any transactions between Viatris and its Directors and executive officers, their immediate family members, and their affiliated entities, Viatris has determined that since the beginning of 2024, it was or is to be a participant in the following transactions in which the amount involved exceeds $120,000 and in which any of Viatris’ Directors, executive officers, or greater than five percent shareholders, or any of their immediate family members, had or will have a direct or indirect material interest:
Mr. Malik, a Director and former executive officer of the Company, was party to an employment agreement with Mylan Inc., which contained standard indemnification provisions, and is currently party to a standard indemnification agreement with the Company. The Company has made payments to counsel to Mr. Malik of approximately $215,000 from January 1, 2024 through April 11, 2025 for services provided to Mr. Malik in connection with certain previously disclosed drug pricing matters. The Company anticipates making additional payments of approximately $370,000 in 2025 for ongoing services to be provided to Mr. Malik in connection with such matters. Viatris anticipates additional payment, repayment or advancement of these and other expenses during the pendency of these matters and anticipates that it will make payments for any such claims. In addition, in 2025, the Company made a payment to Mr. Malik equal to approximately $622,000, representing amounts relating to Company profit sharing contributions and his prior participation in the Company’s 401(k) Restoration Plan.

Viatris has a written related party transactions policy that establishes guidelines for the Audit Committee to review and approve or ratify, as appropriate, transactions involving any Director, nominee for Director, “officer” (as defined in Rule 16a-1(f) of the Exchange Act), person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, or person known by the Company to be an immediate family member of any such person in which (1) the amount involved will or may be expected to exceed $100,000; (2) Viatris or an affiliate of Viatris is or will be a participant; and (3) any related party has or will have a direct or indirect material interest. The Board also annually reviews certain relationships and related party transactions as part of its assessment of each Director’s independence.
Director Independence
Viatris’ Board has determined that Mr. Cornwell, Ms. Dillon, Ms. Finney, Mr. Groothuis, Ms. Higgins, Mr. Kilts, Mr. Korman, Mr. Mark, Mr. Parrish, and Dr. Vivaldi are independent Directors under the applicable NASDAQ listing rules.
Messrs. Malik and Smith are not independent Directors under applicable NASDAQ listing rules.
ITEM 14. Principal Accounting Fees and Services
Deloitte served as Viatris’ independent registered public accounting firm during 2024 and 2023 and audited Viatris’ financial statements for the fiscal years ended December 31, 2024 and 2023. No relationships exist with Deloitte other than the usual relationship between such a firm and its client. Details about the nature of the services provided by, and fees Viatris paid to, Deloitte and affiliated firms for such services during 2024 and 2023 are set forth below.

	In Millions
	2024	2023
Audit Fees(1)	$18.13	$18.03
Audit-Related Fees(2)	0.15	0.28
Tax Fees(3)	1.74	1.82
All Other Fees	—	—
Total Fees	$20.02	$20.13

(1)
Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements, the audit of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and accounting, reporting, and disclosure matters.

(2)
Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including audits of certain of the Company’s subsidiaries, comfort letters, certain SEC filings, and other agreed-upon procedures.

(3)	Represents fees primarily related to tax return preparation, tax planning, and tax compliance support services, as well as fees related to tax advice provided in connection with the Combination.
Audit Committee Pre-Approval Policy
The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax, and other services that the independent registered public accounting firm may perform for Viatris. Under the policy, the Committee must review and pre-approve on an individual basis any requests for audit, audit-related, tax, and other services not covered by certain services pre-approved by the Committee up to certain amounts. All services performed by Deloitte during 2024 and 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

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

Date: April 30, 2025	VIATRIS INC.

	By:	/s/ Theodora Mistras
Theodora Mistras Chief Financial Officer (Principal Financial Officer)

Appendix A
Reconciliations of Non-GAAP Financial Measures (Unaudited)
Adjusted Net Earnings and Adjusted EPS
Below is a reconciliation of U.S. GAAP net loss and diluted loss per share to adjusted net earnings and adjusted EPS for the year ended December 31, 2024:

(in millions, except per share amounts)	Year Ended December 31, 2024
U.S. GAAP net loss and U.S. GAAP diluted loss per share	$(634)	$(0.53)
Purchase accounting amortization (primarily included in cost of sales)	2,581
Impairment of goodwill (included in SG&A)	321
Litigation settlements and other contingencies, net	351
Interest expense (primarily amortization of premiums and discounts on long term debt	(23)
Acquisition and divestiture-related costs (primarily included in SG&A)	361
Loss (gain) on divestitures of businesses (included in other expense (income), net)	399
Restructuring-related costs	211
Share-based compensation expense	146
Other special items included in:
Cost of sales	143
Research and development expense	3
Selling, general and administrative expense	90
Other expense (income), net	(160)
Tax effect of the above items and other income tax related items	(597)
Adjusted net earnings and adjusted EPS	$3,192	$2.65
Weighted average diluted shares outstanding	1,202.7

A-1

Adjusted EBITDA
Adjusted EBITDA for purposes of the 2024 annual compensation awards is derived from Viatris’ financial statements in the same manner as Viatris’ publicly reported adjusted EBITDA for 2024 (“as reported”), except that the calculation for the 2024 annual incentive program (“for 2024 annual incentive compensation”) utilized 2024 budgeted foreign exchange rates (“currency impact”) and further adjusts for all impacts of the Company’s divestitures following their consummation (“impact of divestitures”), acquired IPR&D costs, and the impact of divestitures.

(in millions)	Year ended December 31, 2024
U.S. GAAP net loss	$(634)
Add adjustments:
Income tax provision	11
Interest expense(a)	550
Depreciation and amortization(b)	2,893
EBITDA	$2,820
Add adjustments:
Share-based compensation expense	146
Litigation settlements and other contingencies, net	351
Loss on divestitures of businesses	399
Impairment of goodwill	321
Restructuring, acquisition and divestiture-related and other special items (c)	632
Adjusted EBITDA (as reported)	$4,669
Currency impact	61
Impact of divestitures	205
Acquired IPR&D costs	28
Other	12
Adjusted EBITDA (for 2024 annual incentive compensation)	$4,975

(a)	Includes amortization of premiums and discounts on long-term debt.
(b)	Includes purchase accounting related amortization.
(c)
Includes restructuring-related costs, acquisition and divestiture-related costs (primarily included in selling, general and administrative expense (“SG&A”)), and other special items included in cost of sales, R&D expense, SG&A, and other expense (income), net.

A-2

Free Cash Flow
2024 Annual Incentive Program
Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow for 2024 (U.S. GAAP net cash provided by operating activities less capital expenditures) (“as reported”), except that the calculation for the 2024 annual incentive program (“for 2024 annual incentive compensation”) utilized 2024 budgeted foreign exchange rates (“currency impact”) and further adjusts for transaction costs and taxes primarily related to the Company’s divestitures (“transaction costs”), all impacts of the Company’s divestitures following their consummation (“impact of divestitures”), proceeds from the sale of property, plant and equipment, and material unplanned litigation gains and losses equal or greater than $25 million in the aggregate (“unplanned litigation”).

(in millions)	Year Ended December 31, 2024
U.S. GAAP net cash provided by operating activities	$2,303
Add / (deduct):
Capital expenditures	(326)
Free cash flow (as reported)	$1,977
Currency impact	91
Transaction costs	649
Impact of divestitures	130
Proceeds from the sale of certain property, plant and equipment	3
Unplanned litigation	74
Free cash flow (for 2024 annual incentive compensation)	$2,924

2024 PRSUs
Free cash flow is derived from Viatris’ audited financial statements in the same manner as the calculation for Viatris’ 2024 annual incentive program, except that the calculation for the 2024 PRSUs further adjusts for any of the following, as applicable: material changes in tax laws, unbudgeted restructuring costs and unbudgeted R&D expense. Free cash flow for the 2024 PRSUs will be the sum of such free cash flow measure for each of the years ended December 31, 2024, 2025 and 2026 and will utilize budgeted foreign exchange rates for the relevant year.
2022-2024 Three-Year PRSUs
Free cash flow is derived from Viatris’ audited financial statements in the same manner as Viatris’ publicly reported free cash flow (“as reported”), except that the calculation for the 2022-2024 three-year PRSUs (“for 2022-2024 three-year PRSUs”) utilized budgeted foreign exchange rates for the relevant year (“currency impact”) and further adjusts for the following, as applicable: transaction costs and taxes related to the acquisitions of Oyster Point and Famy Life Sciences as well as any incremental transaction costs and taxes related to other select assets sales or reshaping initiatives and other impacts of divestitures (“transaction costs”), Biocon Biologics Transaction-related taxes and transaction costs and results of the divested biosimilars business from the closing of the transaction on November 29, 2022 through December 31, 2022 (“Biocon Biologics Transaction-related taxes, costs and results”), material unplanned litigation gains or losses equal to or greater than $25 million in the aggregate (“unplanned litigation”), proceeds from the sale of property, plant and equipment, unbudgeted R&D costs, unbudgeted restructuring costs, and the impact of free cash flow from divestitures that closed in 2022 to 2024 (“free cash flow

A-3

impact of divestitures”). Free cash flow for the 2022-2024 three-year PRSUs is the sum of such free cash flow measure for each of the years ended December 31, 2022, 2023, and 2024.

	Year Ended December 31
(in millions)	2022	2023	2024	Total
U.S. GAAP net cash provided by operating activities	$2,999	$2,900	$2,303
Add / (deduct):
Capital expenditures	(406)	(377)	(326)
Free cash flow (as reported)	$2,593	$2,523	$1,977
Currency impact	203	145	90
Transaction costs	—	235	649
Biocon Biologics Transaction-related taxes, costs and results	272	—	—
Unplanned litigation	86	—	74
Proceeds from the sale of certain property, plant and equipment	14	13	3
Unbudgeted R&D costs	—	—	47
Unbudgeted restructuring costs	—	—	26
Free cash flow impact of divestitures	—	141	404
Free cash flow for 2022-2024 three-year PRSUs(a)	$3,168	$3,057	$3,270	$9,495

(a)
Beginning in 2024, upfront and milestone payments related to externally developed IPR&D projects acquired directly in a transaction other than a business combination, which were previously included in cash flows from operating activities in the consolidated statements of cash flows, are now classified as cash flows from investing activities. Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. The adjustments resulted in an increase to net cash provided by operating activities of $100 million for the year ended December 31, 2023, and in an increase to net cash provided by operating activities of $46 million for the year ended December 31, 2022. This reclassification has no impact on the three-year free cash flow calculation for incentive compensation purposes as these amounts were previously excluded from the calculation of free cash flow.

Long-term Gross Leverage Target
The stated forward-looking non-GAAP financial measure of long-term gross leverage target of ~3.0x, with a range of 2.8x – 3.2x, is based on the ratio of (i) targeted notional gross debt and (ii) targeted adjusted EBITDA. However, the Company has not quantified future amounts to develop this target but has stated its goal to manage notional gross debt and adjusted EBITDA over time in order to generally maintain or reach the target. This target does not reflect Company guidance.
Gross Leverage Ratio
Viatris’ publicly reported gross leverage ratio (“as reported”) compares adjusted EBITDA (as reported), a reconciliation of which is set forth above, to total debt at notional amounts (as reported), a reconciliation of which is set forth below:

(in millions except for gross debt to adjusted EBITDA ratio)	Twelve Months Ended December 31, 2024
Viatris adjusted EBITDA	$4,669.4
Reported debt balances:
Long-term debt, including current portion	14,039.5
Short-term borrowings and other current obligations	—
Total	14,039.5
Add / (deduct):
Net premiums on various debt issuances	(480.9)
Deferred financing fees	24.3
Total debt at notional amounts	$13,582.9
Gross debt to adjusted EBITDA	2.9x

A-4