Form 10-Q
period 2025-03-31
Viatris Inc
filed 2025-05-08
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 5, 2025 was 1,173,681,964.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2025

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2024 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2024, as amended
2024 Revolving Facility
The $3.5 billion revolving facility dated as of September 27, 2024, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent

Adjusted EBITDA
Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - EBITDA (defined below) is further adjusted for share-based compensation expense, litigation settlements, and other contingencies, net, gain (loss) on divestitures of businesses, impairment of long-lived assets and goodwill, restructuring, acquisition and divestitures-related and other special items

Adjusted EPS	Adjusted net earnings per diluted share
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAMT	U.S. corporate alternative minimum tax
CCPS	Compulsory convertible preferred shares
Code	The U.S. Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
Distribution	Pfizer's distribution to Pfizer stockholders of all the issued and outstanding shares of Upjohn Inc.
EBITDA
Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2025

GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
Idorsia Transaction
The transaction between Viatris and Idorsia pursuant to which Viatris acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, certain contingent payments of tiered sales milestones, as well as potential contingent tiered sales royalties

Indore Impact
The estimated negative financial impact on 2025 total revenues and (loss) earnings from operations versus the comparable 2024 periods as a result of the FDA issued warning letter and import alert related to our oral finished dose manufacturing facility in Indore, India

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

Oyster Point	Oyster Point Pharma, Inc.
Pfizer	Pfizer Inc.
PSUs	Performance awards
R&D	Research and development
Receivables Facility	The $400 million accounts receivable facility entered into in August 2020 and expiring in May 2025
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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Net sales	$3,243.2	$3,653.5
Other revenues	11.1	9.9
Total revenues	3,254.3	3,663.4
Cost of sales	2,093.1	2,159.4
Gross profit	1,161.2	1,504.0
Operating expenses:
Research and development	222.0	199.7
Acquired IPR&D	10.0	6.1
Selling, general and administrative	948.1	1,017.5
Impairment of goodwill	2,936.8	—
Litigation settlements and other contingencies, net	(73.5)	76.8
Total operating expenses	4,043.4	1,300.1
(Loss) earnings from operations	(2,882.2)	203.9
Interest expense	115.5	138.4
Other expense (income), net	99.3	(139.1)
(Loss) earnings before income taxes	(3,097.0)	204.6
Income tax (benefit) provision	(55.0)	90.7
Net (loss) earnings	$(3,042.0)	$113.9
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(2.55)	$0.10
Diluted	$(2.55)	$0.09
Weighted average shares outstanding:
Basic	1,192.4	1,195.2
Diluted	1,192.4	1,209.5

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) earnings	$(3,042.0)	$113.9
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	498.8	(342.5)
Change in unrecognized loss and prior service cost related to defined benefit plans	(0.2)	(6.2)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(27.5)	28.7
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(173.7)	169.1
Net unrealized gain (loss) on available-for-sale fixed income securities	0.6	(0.3)
Other comprehensive earnings (loss), before tax	298.0	(151.2)
Income tax (benefit) provision	(44.0)	42.4
Other comprehensive earnings (loss), net of tax	342.0	(193.6)
Comprehensive loss	$(2,700.0)	$(79.7)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Assets
Current assets:
Cash and cash equivalents	$755.0	$734.8
Accounts receivable, net	3,125.7	3,221.3
Inventories	4,096.4	3,854.1
Prepaid expenses and other current assets	1,645.3	1,710.5
Total current assets	9,622.4	9,520.7
Property, plant and equipment, net	2,635.6	2,666.1
Intangible assets, net	16,662.3	17,070.9
Goodwill	6,462.1	9,133.3
Deferred income tax benefit	817.6	753.0
Other assets	2,274.9	2,356.9
Total assets	$38,474.9	$41,500.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,988.4	$1,853.7
Income taxes payable	93.4	192.7
Current portion of long-term debt and other long-term obligations	8.5	8.3
Other current liabilities	3,629.8	3,724.7
Total current liabilities	5,720.1	5,779.4
Long-term debt	14,177.5	14,038.9
Deferred income tax liability	1,082.5	1,107.9
Other long-term obligations	1,844.4	1,939.2
Total liabilities	22,824.5	22,865.4
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,244,908,128 and 1,234,131,491 as of March 31, 2025 and December 31, 2024	12.4	12.3
Additional paid-in capital	18,960.8	18,921.6
Retained earnings	227.9	3,418.8
Accumulated other comprehensive loss	(2,870.9)	(3,212.9)
	16,330.2	19,139.8
Less: Treasury stock — at cost
Common stock shares: 59,091,265 and 40,483,663 as of March 31, 2025 and December 31, 2024	679.8	504.3
Total equity	15,650.4	18,635.5
Total liabilities and equity	$38,474.9	$41,500.9
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,042.0)	—	—	—	(3,042.0)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	342.0	342.0
Issuance of restricted stock and stock options exercised, net	10,714,146	0.1	14.0	—	—	—	—	14.1
Taxes related to the net share settlement of equity awards	—	—	(30.6)	—	—	—	—	(30.6)
Share-based compensation expense	—	—	55.2	—	—	—	—	55.2
Common stock repurchase	—	—	—	—	18,607,602	(175.5)	—	(175.5)
Issuance of common stock	62,491	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(148.9)	—	—	—	(148.9)
Balance at March 31, 2025	1,244,908,128	$12.4	$18,960.8	$227.9	59,091,265	$(679.8)	$(2,870.9)	$15,650.4

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net earnings	—	—	—	113.9	—	—	—	113.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(193.6)	(193.6)
Issuance of restricted stock and stock options exercised, net	8,842,107	0.1	6.6	—	—	—	—	6.7
Taxes related to the net share settlement of equity awards	—	—	(28.8)	—	—	—	—	(28.8)
Share-based compensation expense	—	—	46.7	—	—	—	—	46.7
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	54,476	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(146.1)	—	—	—	(146.1)
Balance at March 31, 2024	1,230,891,074	$12.3	$18,839.8	$4,607.5	40,483,663	$(504.3)	$(2,941.0)	$20,014.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) earnings	$(3,042.0)	$113.9
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	664.7	691.0
Share-based compensation expense	55.2	46.7
Deferred income tax benefit	(43.6)	(51.9)
Loss (gain) on disposal of business	36.9	(70.4)
Acquired IPR&D	15.0	(5.2)
Impairment of goodwill	2,936.8	—
Other non-cash items	203.8	(3.0)
Litigation settlements and other contingencies, net	(69.4)	80.3
Changes in operating assets and liabilities:
Accounts receivable	168.0	9.8
Inventories	(193.7)	(370.4)
Accounts payable	101.6	287.9
Income taxes	(120.6)	(2.3)
Other operating assets and liabilities, net	(177.2)	(111.8)
Net cash provided by operating activities	535.5	614.6
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(350.0)
Capital expenditures	(42.6)	(49.8)
Purchase of marketable securities	(4.6)	(7.7)
Proceeds from the sale of marketable securities	4.6	7.7
Payments for product rights and other, net	(18.8)	(1.0)
(Purchases) refunds of IPR&D	(15.0)	5.2
Proceeds from sale of assets and subsidiaries	—	240.6
Proceeds from the sale of property, plant and equipment	11.3	0.7
Net cash used in investing activities	(65.1)	(154.3)
Cash flows from financing activities:
Purchase of common stock	(175.4)	(250.0)
Change in short-term borrowings, net	1.4	—
Taxes paid related to net share settlement of equity awards	(29.3)	(28.7)
Contingent consideration payments	(11.4)	(10.9)
Cash dividends paid	(143.3)	(142.8)
Issuance of common stock	0.6	0.6
Other items, net	(109.6)	6.2
Net cash used in financing activities	(467.0)	(425.6)
Effect on cash of changes in exchange rates	16.8	(12.4)
Net increase in cash, cash equivalents and restricted cash	20.2	22.3
Cash, cash equivalents and restricted cash — beginning of period	736.1	993.6
Cash, cash equivalents and restricted cash — end of period	$756.3	$1,015.9
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2024 Form 10-K. The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive loss and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2025 and 2024, respectively:

(In millions)	Three Months Ended March 31, 2025 (a)
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,019.8	$552.8	$141.8	$402.5	$2,116.9
Generics	871.9	2.7	134.3	117.4	1,126.3
Total Viatris	$1,891.7	$555.5	$276.1	$519.9	$3,243.2

(In millions)	Three Months Ended March 31, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,178.8	$541.8	$184.1	$404.4	$2,309.1
Generics	986.6	2.1	133.7	222.0	1,344.4
Total Viatris	$2,165.4	$543.9	$317.8	$626.4	$3,653.5
___________
(a)Amounts for the three months ended March 31, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
(In millions)	2025	2024
Select Key Global Products
Lipitor ®	$388.0	$388.9
Norvasc ®	172.3	176.3
Lyrica ®	112.6	114.2
Viagra ®	98.5	100.7
EpiPen® Auto-Injectors	96.7	80.2
Creon ®	82.4	75.0
Celebrex ®	63.4	72.2
Zoloft ®	60.2	58.0
Effexor ®	59.3	59.4
Xalabrands	37.1	42.5

Select Key Segment Products
Yupelri ®	$58.3	$55.2
Dymista ®	42.8	48.2
Amitiza ®	33.3	33.0
Xanax ®	32.3	34.5
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three months ended March 31, 2025 include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
(In millions)	2025 (a)	2024
Gross sales	$5,570.2	$6,174.6
Gross to net adjustments:
Chargebacks	(1,158.0)	(1,244.2)
Rebates, promotional programs and other sales allowances	(970.6)	(1,048.3)
Returns	(54.3)	(60.3)
Governmental rebate programs	(144.1)	(168.3)
Total gross to net adjustments	$(2,327.0)	$(2,521.1)
Net sales	$3,243.2	$3,653.5
___________
(a)Amounts for the three months ended March 31, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2025. Such allowances were comprised of the following at March 31, 2025 and December 31, 2024, respectively:

(In millions)	March 31, 2025	December 31, 2024
Accounts receivable, net	$1,502.8	$1,547.0
Other current liabilities	1,013.9	989.4
Total	$2,516.7	$2,536.4
Accounts receivable, net was comprised of the following at March 31, 2025 and December 31, 2024, respectively:

(In millions)	March 31, 2025	December 31, 2024
Trade receivables, net	$2,584.9	$2,675.3
Other receivables	540.8	546.0
Accounts receivable, net	$3,125.7	$3,221.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $92.2 million and $68.5 million of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of March 31, 2025 and December 31, 2024, we assigned and derecognized approximately $21.5 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.

3.Recent Accounting Pronouncements
Accounting Standards and Disclosure Rules Issued Not Yet Adopted

In March 2024, the SEC adopted final rules under SEC Release No. 34-99678 and No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors” (the “Final Rules”), which would require registrants to provide certain climate-related information in their registration statements and annual reports. The Final Rules would require, among other things, disclosure in the notes to the audited financial statements of the effects of severe weather events and other natural conditions, subject to certain thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates in certain circumstances. The Final Rules would also require disclosure outside of the financial statements of material scope 1 and scope 2 greenhouse gas emissions, among other climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the Final Rules pending completion of litigation in the U.S. Court of Appeals for the Eighth Circuit. Prior to the effectiveness of the Final Rules being stayed, the disclosure requirements of the Final Rules were scheduled to begin phasing in for the Company for fiscal year 2025. On March 27, 2025, the SEC voted to end its defense of the Final Rules and withdrew its defense of the Final Rules in the pending litigation. The Company continues to monitor the status of the Final Rules.

There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2024 Form 10-K. Refer to Viatris’ 2024 Form 10-K for additional information.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
4.Acquisitions and Other Transactions
Acquisition of Idorsia Products
On March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future. Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (which excluded, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provided Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. The transaction expanded our portfolio of innovative assets by adding two Phase 3 assets and combines our financial strength and worldwide operational infrastructure with Idorsia’s proven, highly-productive drug development team and innovation engine.

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the three months ended March 31, 2025 and 2024, the Company incurred acquisition-related costs of approximately $2.6 million and $0.3 million, respectively, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
The U.S. GAAP purchase price allocated to the transaction was $695 million, which consisted of $350 million of cash consideration paid and estimated contingent consideration at the date of acquisition valued at approximately $345 million. The fair value of the contingent consideration was valued using a Monte Carlo simulation model using Level 3 inputs. The fair value is sensitive to changes in the forecasts of operating metrics, probability of success, and discount rates. Refer to Note 11, Financial Instruments and Risk Management for additional information. The allocation of the purchase price to the assets acquired and liabilities assumed is shown below. There were no measurement period adjustments.

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
On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the letter agreement provides for the replacement of the joint development committee with a transition committee to oversee the transition of both development programs to Viatris. Refer to Note 11 Financial Instruments and Risk Management for additional information on the fair value adjustment to the Idorsia Transaction contingent consideration liability recorded during the three months ended March 31, 2025 as a result of the February 25, 2025 letter agreement.
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products, including additional indications, to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis during the three months ended March 31, 2024.

5.Divestitures
By the end of 2024, the Company had substantially completed the previously announced divestitures of its OTC Business, its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the majority of the Upjohn Distributor Markets.

During the three months ended March 31, 2025, the Company recorded additional pre-tax charges of approximately $36.9 million related to the divestitures. The additional charges were recorded as a component of Other Expense (Income), Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, some of which include various on-going financial obligations. During the three months ended March 31, 2025 and 2024, the Company recognized TSA income related to all divestitures of approximately $17.4 million and $13.4 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

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
The Board approved an amendment to the 2020 Incentive Plan, which was approved by Viatris shareholders on December 6, 2024, to increase the maximum aggregate number of shares of Viatris common stock available for issuance under the 2020 Incentive Plan by 49,000,000.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2024	3,350,786	$35.94
Exercised	(8,537)	6.65
Forfeited	(164,192)	45.70
Outstanding at March 31, 2025	3,178,057	$35.51
Vested and expected to vest at March 31, 2025	3,174,741	$35.54
Exercisable at March 31, 2025	3,154,876	$35.71
As of March 31, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had average remaining contractual terms of 2.9 years. Also, at March 31, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had aggregate intrinsic values of $0.1 million.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2024 to March 31, 2025 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	29,083,934	$11.49
Granted	18,458,587	9.59
Released	(12,577,426)	10.91
Forfeited	(650,147)	11.66
Nonvested at March 31, 2025	34,314,948	$10.68
As of March 31, 2025, the Company had $276.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.8 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the three months ended March 31, 2025 and 2024 was $118.2 million and $129.0 million, respectively.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2025 and 2024 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2025	2024
Service cost	$7.5	$7.9
Interest cost	16.2	16.6
Expected return on plan assets	(16.8)	(16.9)
Amortization of prior service costs	—	0.5
Recognized net actuarial gains	(2.9)	(4.3)
Net periodic benefit cost	$4.0	$3.8
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2025 plan year. The Company expects to make total benefit payments of approximately $112.2 million from pension and other postretirement benefit plans in 2025. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $68.8 million in 2025.

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$755.0	$734.8	$1,014.6
Restricted cash, included in prepaid expenses and other current assets	1.3	1.3	1.3
Cash, cash equivalents and restricted cash	$756.3	$736.1	$1,015.9
Inventories

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$1,439.3	$1,345.9
Work in process	493.7	527.3
Finished goods	2,163.4	1,980.9
Inventories	$4,096.4	$3,854.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	March 31, 2025	December 31, 2024
Prepaid expenses	$170.5	$140.9
Available-for-sale fixed income securities	39.0	38.0
Fair value of financial instruments	152.7	261.6
Equity securities	55.5	55.5
Deferred charge for taxes on intercompany profit	610.1	526.6
Income tax receivable	262.8	300.7
Other current assets	354.7	387.2
Prepaid expenses and other current assets	$1,645.3	$1,710.5
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	March 31, 2025	December 31, 2024
Machinery and equipment	$2,949.6	$2,894.7
Buildings and improvements	1,485.2	1,464.3
Construction in progress	390.9	397.1
Land and improvements	114.0	113.2
Gross property, plant and equipment	4,939.7	4,869.3
Accumulated depreciation	2,304.1	2,203.2
Property, plant and equipment, net	$2,635.6	$2,666.1
Other assets

(In millions)	March 31, 2025	December 31, 2024
CCPS in Biocon Biologics	1,234.0	1,349.8
Operating lease right-of-use assets	265.9	253.1
Other long-term assets	775.0	754.0
Other assets	$2,274.9	$2,356.9
Accounts payable

(In millions)	March 31, 2025	December 31, 2024
Trade accounts payable	$1,518.2	$1,355.3
Other payables	470.2	498.4
Accounts payable	$1,988.4	$1,853.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	March 31, 2025	December 31, 2024
Accrued sales allowances	$1,013.9	$989.4
Legal and professional accruals, including litigation accruals	525.6	472.8
Payroll and employee benefit liabilities	521.4	729.3
Contingent consideration	44.7	59.5
Accrued restructuring	133.8	63.4
Accrued interest	170.0	49.9
Fair value of financial instruments	182.2	125.8
Operating lease liability	103.2	87.1
Other	935.0	1,147.5
Other current liabilities	$3,629.8	$3,724.7
Other long-term obligations

(In millions)	March 31, 2025	December 31, 2024
Employee benefit liabilities	$473.7	$467.9
Contingent consideration	367.5	496.6
Tax related items, including contingencies	350.4	341.9
Operating lease liability	177.1	179.3
Accrued restructuring	130.9	128.5
Other	344.8	325.0
Other long-term obligations	$1,844.4	$1,939.2

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2025	2024
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(3,042.0)	$113.9
Shares (denominator):
Weighted average shares outstanding	1,192.4	1,195.2
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(2.55)	$0.10

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(3,042.0)	$113.9
Shares (denominator):
Weighted average shares outstanding	1,192.4	1,195.2
Share-based awards	—	14.3
Total dilutive shares outstanding	1,192.4	1,209.5
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(2.55)	$0.09
Additional stock awards and Restricted Stock Awards were outstanding during the three months ended March 31, 2025 and 2024, but were not included in the computation of diluted (loss) earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain share-based compensation awards and restricted shares whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 27.3 million shares and 7.9 million shares for the three months ended March 31, 2025 and 2024, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2025. On May 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on June 16, 2025 to shareholders of record as of the close of business on May 23, 2025. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2025 and 2024, the Company repurchased approximately 18.6 million shares of common stock at a cost of approximately $175.4 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of March 31, 2025, the Company had repurchased a total of approximately 59.1 million shares of common stock at a cost of approximately $675.4 million under the program. Additionally, subsequent to March 31, 2025, the Company repurchased approximately 16.4 million shares of common stock at a cost of approximately $139.5 million, bringing the total to approximately 75.5 million shares of common stock at a cost of approximately $814.9 million under the program, in each case through and including May 7, 2025. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2024:	6,752.9	921.5	295.1	1,163.8	9,133.3
Impairment	(2,261.0)	—	(300.8)	(375.0)	(2,936.8)
Foreign currency translation	250.3	1.8	5.7	7.8	265.6
Balance at March 31, 2025:	$4,742.2	$923.3	$—	$796.6	$6,462.1
____________
(1)Balances as of March 31, 2025 and December 31, 2024 include an accumulated impairment loss of $3.19 billion and $929.0 million, respectively.
(2)Balances as of March 31, 2025 and December 31, 2024 include an accumulated impairment loss of $651.8 million and $351.0 million, respectively.
(3)Balances as of March 31, 2025 and December 31, 2024 include an accumulated impairment loss of $499.0 million and $124.0 million, respectively.

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Since the end of February 2025, the Company has experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025.

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

When compared to the prior year annual goodwill impairment test completed on April 1, 2024, the recent significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates has increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The recent significant increase in business risks and uncertainty have led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test.

As of March 31, 2025 (prior to the impairment charges noted below), the allocation of the Company’s total goodwill was as follows: North America $3.09 billion, Europe $3.92 billion, Emerging Markets $1.17 billion, JANZ $0.30 billion and Greater China $0.92 billion.
In conjunction with its March 31, 2025 interim goodwill impairment test, the Company recorded the following impairment charges:

(In millions)	North America	Europe	JANZ	Emerging Markets	Total
Impairment charge	$707.0	$1,554.0	$300.8	$375.0	$2,936.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
For the North America reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.1%. A terminal year value was calculated with a negative 3.0% revenue growth rate applied. The discount rate utilized was 12.5% and the estimated tax rate was 24.8%.
For the Europe reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.3%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 12.0% and the estimated tax rate was 15.8%.
For the Emerging Markets reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 14.5% and the estimated tax rate was 16.7%.
For the JANZ reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.9%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.2%. After the goodwill impairment charge recorded during the first quarter of 2025, there is no remaining goodwill allocated to the JANZ reporting unit.

Following the goodwill impairment charges recorded in these reporting units, since the carrying value of the reporting units is equal to their estimated fair value as of March 31, 2025, if market conditions or the projected results were to negatively change, it may be necessary to record further impairment charges to one or more of these reporting units in future periods. Any such future charges could be material.
For the Greater China reporting unit, the estimated fair value exceeded its carrying value by approximately $322.0 million or 5.8% for the March 31, 2025 interim goodwill impairment test. As it relates to the discounted cash flow approach for the Greater China reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a negative 1.5% revenue growth rate applied. The discount rate utilized was 15.0% and the estimated tax rate was 24.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Greater China reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
Intangible Assets, Net
Intangible assets consist of the following components at March 31, 2025 and December 31, 2024:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2025
Product rights, licenses and other (1)	13	$33,905.0	$18,047.1	$15,857.9
In-process research and development		804.4	—	804.4
		$34,709.4	$18,047.1	$16,662.3
December 31, 2024
Product rights, licenses and other (1)	13	$33,348.5	$17,091.8	$16,256.7
In-process research and development		814.2	—	814.2
		$34,162.7	$17,091.8	$17,070.9
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Intangible asset amortization expense	$571.2	$601.0
Total intangible asset amortization expense (including disposal & impairment charges)	$571.2	$601.0

Intangible asset amortization expense over the remainder of 2025 and for the years ending December 31, 2026 through 2029 is estimated to be as follows:

(In millions)
2025	$1,726
2026	2,251
2027	2,034
2028	1,793
2029	1,233

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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries and a portion of forecasted intercompany inventory sales denominated in Euro, Japanese Yen, and Chinese Renminbi for up to eighteen months. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2025	December 31, 2024
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€2,850.0	€2,850.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
At March 31, 2025, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $266.7 million.
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
In April 2025, the Company executed foreign currency forward contracts with notional amounts totaling Chinese Renminbi 1.42 billion (approximately $200 million) maturing in December 2026 and Chinese Renminbi 695 million (approximately $100 million) maturing in December 2027. The transactions hedge a portion of the Company’s net investment in certain Chinese Renminbi functional currency subsidiaries. The contracts were designated as net investment hedges.
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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2025 Fair Value	December 31, 2024 Fair Value	Balance Sheet Location	March 31, 2025 Fair Value	December 31, 2024 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$4.2	$24.1	Other current liabilities	$5.4	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	14.0	39.2	Other current liabilities	3.4	—
Total derivatives designated as hedges		18.2	63.3		8.8	—
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	134.5	198.3	Other current liabilities	173.4	125.8
Total derivatives not designated as hedges		134.5	198.3		173.4	125.8
Total derivatives		$152.7	$261.6		$182.2	$125.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(13.2)	$24.8	$9.9	$6.6
Interest rate swaps	Interest expense (3)	—	—	(0.9)	(1.2)	(1.2)	(1.6)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	3.4	1.2	(19.8)	4.9	—	—
Foreign currency forward contracts		—	—	—	10.7	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(116.4)	117.0	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other income, net (2)	(109.9)	(22.8)	—	—	—	—
Total		$(106.5)	$(21.6)	$(150.3)	$156.2	$8.7	$5.0
____________
(1)At March 31, 2025, the Company expects that approximately $4.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2025			December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$409.5	$—	$—	$387.7	$—	$—
Total cash equivalents	409.5	—	—	387.7	—	—
Equity securities:
Exchange traded funds	54.6	—	—	54.8	—	—
Marketable securities	0.9	—	—	0.7	—	—
Total equity securities	55.5	—	—	55.5	—	—
CCPS in Biocon Biologics	—	—	1,234.0	—	—	1,349.8
Available-for-sale fixed income investments:
Corporate bonds	—	13.0	—	—	12.9	—
U.S. Treasuries	—	18.5	—	—	17.2	—
Agency mortgage-backed securities	—	2.9	—	—	3.2	—
Asset backed securities	—	4.3	—	—	4.4	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	39.0	—	—	38.0	—
Foreign exchange derivative assets	—	148.5	—	—	237.5	—
Interest rate swap derivative assets	—	4.2	—	—	24.1	—
Total assets at recurring fair value measurement	$465.0	$191.7	$1,234.0	$443.2	$299.6	$1,349.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$176.8	$—	$—	$125.8	$—
Interest rate swap derivative liabilities	—	5.4	—	—	—	—
Contingent consideration	—	—	412.2	—	—	556.1
Total liabilities at recurring fair value measurement	$—	$182.2	$412.2	$—	$125.8	$556.1

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
•CCPS in Biocon Biologics — valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the condensed consolidated statements of operations for that period. During the three months ended March 31, 2025 and 2024, the Company recorded a loss (gain) of $115.8 million and $(46.9) million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The current year loss is primarily related to changes in

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
certain market factors. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets.
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
Contingent Consideration
As of March 31, 2025 and December 31, 2024, the Company had a contingent consideration liability of $270.0 million and $378.0 million, respectively, related to the Idorsia Transaction. Refer to Note 4 Acquisitions and Other Transactions for additional information. During the three months ended March 31, 2025, the Company recorded a fair value adjustment gain related to the Idorsia Transaction contingent consideration liability, primarily as a result of the February 25, 2025 letter agreement entered into that amended certain terms of the original development agreement for selatogrel and cenerimod.

As of March 31, 2025 and December 31, 2024, the Company had a contingent consideration liability of $140.5 million and $176.3 million, respectively, related to the Respiratory Delivery Platform. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events and payments which are discounted using a market rate of return. At March 31, 2025, discount rates ranging from 9.0% to 18.0%, and at December 31, 2024, discount rates ranging from 9.0% and 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2024 to March 31, 2025 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2024	$59.5	$496.6	$556.1
Payments	(11.4)	—	(11.4)
Reclassifications	(3.4)	3.4	—
Accretion	—	1.2	1.2
Fair value gain (3)	—	(133.7)	(133.7)
Balance at March 31, 2025	$44.7	$367.5	$412.2
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
12.Debt
For additional information, see Note 10 Debt in Viatris’ 2024 Form 10-K.
Receivables Facility and Note Securitization Facility
The Company has a $400 million Receivables Facility which now expires in May 2025 and currently expects to enter into a similar facility prior to expiration. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under the Receivables Facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2025	March 31, 2025	December 31, 2024
Current portion of long-term debt:
Other		$0.7	$0.6
Current portion of long-term debt		$0.7	$0.6

Non-current portion of long-term debt:
2026 Senior Notes **	3.950%	$1,673.2	$1,672.8
2027 Euro Senior Notes ****	1.362%	937.5	899.4
2027 Senior Notes ***	2.300%	762.8	764.2
2028 Euro Senior Notes **	3.125%	808.4	773.7
2028 Senior Notes *	4.550%	749.3	749.3
2030 Senior Notes ***	2.700%	1,494.9	1,497.0
2032 Euro Senior Notes ****	1.908%	1,434.9	1,376.2
2040 Senior Notes ***	3.850%	1,635.4	1,637.1
2043 Senior Notes *	5.400%	497.6	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.9
2050 Senior Notes ***	4.000%	2,190.4	2,191.6
YEN Term Loan Facility	Variable	266.7	254.4
Other		2.2	2.2
Deferred financing fees		(23.6)	(24.3)
Long-term debt		$14,177.5	$14,038.9
____________
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Fair Value
At March 31, 2025 and December 31, 2024, the aggregate fair value of the Company’s outstanding notes was approximately $11.41 billion and $11.53 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2025 were as follows for each of the periods ending December 31:

(In millions)	Total
2025	$—
2026	1,942
2027	1,669
2028	1,561
2029	—
Thereafter	8,552
Total	$13,724

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2025	December 31, 2024
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.8)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	253.8	254.2
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	9.0	32.3
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	359.1	492.6
Foreign currency translation adjustment	(3,492.0)	(3,990.8)
	$(2,870.9)	$(3,212.9)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2025 and 2024:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(18.8)	(173.7)	0.6	2.7	498.8	309.6
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(9.9)		(9.9)					(9.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			(27.5)	(173.7)	0.6	(0.2)	498.8	298.0
Income tax (benefit) provision			(4.2)	(40.2)	0.2	0.2	—	(44.0)
Balance at March 31, 2025, net of tax			$9.0	$359.1	$(0.8)	$253.8	$(3,492.0)	$(2,870.9)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			33.7	169.1	(0.3)	(2.4)	(342.5)	(142.4)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.6)		(6.6)					(6.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial gain included in SG&A						(4.3)		(4.3)
Net other comprehensive earnings (loss), before tax			28.7	169.1	(0.3)	(6.2)	(342.5)	(151.2)
Income tax provision (benefit)			7.1	36.6	(0.1)	(1.2)	—	42.4
Balance at March 31, 2024, net of tax			$13.6	$369.6	$(1.4)	$266.4	$(3,589.2)	$(2,941.0)

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
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2024 Form 10-K.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Three Months Ended March 31, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$1,891.7	$555.5	$276.1	$519.9	$3,243.2
Other revenues	6.9	—	1.0	3.2	11.1
Total revenues	$1,898.6	$555.5	$277.1	$523.1	$3,254.3
Less:
Cost of sales	926.2	60.8	176.5	212.8	1,376.3
Selling, general and administration	234.3	110.0	38.4	74.3	457.0
Segment profit	$738.1	$384.7	$62.2	$236.0	$1,421.0

Reconciliation of segment profit:
Intangible asset amortization expense					(571.2)
Impairment of goodwill					(2,936.8)
Research and development					(222.0)
Acquired IPR&D					(10.0)
Litigation settlements and other contingencies, net					73.5
Transaction related and other special items					(256.5)
Corporate and other unallocated					(380.2)
Loss from operations					$(2,882.2)

	Three Months Ended March 31, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,165.4	$543.9	$317.8	$626.4	$3,653.5
Other revenues	7.2	—	0.3	2.4	9.9
Total revenues	$2,172.6	$543.9	$318.1	$628.8	$3,663.4
Less:
Cost of sales	976.4	61.2	189.4	265.3	1,492.3
Selling, general and administration	282.9	116.4	41.4	84.0	524.7
Segment profit	$913.3	$366.3	$87.3	$279.5	$1,646.4

Reconciliation of segment profit:
Intangible asset amortization expense					(601.0)
Research and development					(199.7)
Acquired IPR&D					(6.1)
Litigation settlements and other contingencies, net					(76.8)
Transaction related and other special items					(202.3)
Corporate and other unallocated					(356.6)
Earnings from operations					$203.9

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
Our potential maximum development milestones not accrued for at March 31, 2025 totaled approximately $420 million. We estimate that the amounts that may be paid through the end of 2025 to be approximately $23 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of March 31, 2025, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.
During the first quarter of 2024, the Company was informed that Mapi received a Complete Response Letter (“CRL”) regarding the NDA for GA Depot 40 mg from the FDA. In December 2024, the companies met with the FDA and reviewed the content of the CRL. As a result of the meeting, Viatris and Mapi are discussing and determining the appropriate next steps for the program. In the fourth quarter of 2024, as a result of the additional uncertainty of regulatory and commercial timing and success of GA Depot and the financial condition of Mapi, the Company impaired its equity investment and prepaid assets related to advances for the initial supply of commercial product. Total charges of $184.6 million were recorded during the year ended December 31, 2024 as a component of Other Expense (Income), Net in the consolidated statements of operations.

In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during 2023.

There have been no other significant changes to our licensing and other partner agreements as disclosed in our 2024 Form 10-K.

16.Income Taxes
Legislative Updates
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
being subject to the 15% CAMT tax in 2025 based on enacted law and regulatory guidance; however, our CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the Organisation for Economic Co-operation and Development. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that the impact of the Pillar Two Rules in the countries that have enacted such rules effective for tax years ending on or before December 31, 2025, is not material to our results of operations for the three months ended March 31, 2025. While the Pillar Two Rules did not have a significant impact on the tax provision or financial results for the three months ended March 31, 2025, the Company will continue to monitor and evaluate the evolving tax legislation in the jurisdictions in which we operate which could impact future tax provision and financial results.

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
In India, the tax authorities have issued notices of assessments to the Company seeking unpaid taxes and interest for the financial years covering 2013 to 2018 concerning our tax position with respect to certain corporate tax deductions and certain intercompany transactions. Some of these issues were resolved through the Company entering into an agreement with the tax authorities in March 2023 in respect of the pricing of its international transactions. The Company recorded tax expense of approximately $22.3 million during the year ended December 31, 2023 due to the terms of this agreement. The remaining issues are in the audit phase or are being challenged in the Indian tax courts.

In 2020, the Swedish Tax Authorities (“STA”) asserted an underpayment of tax against Meda A.B. for the tax years 2014 to 2019. The claim was that profits earned by its Luxembourg subsidiary should have been attributed to Meda A.B. The Company appealed the STA’s assessment to the Administrative Court of Stockholm. On September 16, 2022, the Court ruled in favor of Meda A.B. that no tax was due. The STA appealed that decision. On April 10, 2024, the Administrative Court of Appeals overturned the lower Court’s ruling and issued a decision in favor of the STA upholding its original assessment. The

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
amount due including interest and penalties is approximately $18.2 million, which was paid during the second quarter of 2024. The Company’s petition seeking review of the decision to the Supreme Administrative Court was denied and this matter is now closed.

The Company has recorded a net reserve for uncertain tax positions of $284.5 million and $277.0 million, including interest and penalties, in connection with its international audits at March 31, 2025 and December 31, 2024, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2015 through 2023, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2013 through 2024.
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

The Company has a total accrual of approximately $20.5 million related to these matters at March 31, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.
Drug Pricing Matters
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs. The EDPA Court has ordered the Clomipramine and Clobetasol direct and indirect purchaser cases to proceed as bellwethers. The Company is named only in the Clomipramine bellwether cases, wherein the EDPA Court certified both direct and indirect purchaser classes. Defendants have filed petitions for permission to appeal those class certification decisions, which are pending before the U.S. Court of Appeals for the Third Circuit and have also filed summary judgment motions, which remain pending. There is a potential for trials in the Clomipramine bellwether cases beginning as soon as August 2025. Plaintiffs are asserting damages of approximately $350 million in each of the Clomipramine bellwether cases, which are subject to trebling under federal law in the direct purchaser case or multipliers under certain state laws in the indirect purchaser case. The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all aspects of the cases, including the asserted damages.

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

Securities Related Litigation
On February 14, 2020, the Abu Dhabi Investment Authority (“ADIA”) filed a complaint against Mylan N.V. and Mylan Inc. (collectively for purposes of this paragraph, “Mylan”) in the United States District Court for the Southern District of New York (“SDNY”) alleging that Mylan made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program and allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs (“ADIA Litigation”). ADIA seeks monetary damages as well as fees and costs. Mylan has filed a motion for summary judgment to dismiss ADIA’s case in its entirety, which is pending. As previously disclosed, the allegations in ADIA’s complaint were the subject of a class action lawsuit filed in the same court in the SDNY against Mylan and certain individuals. In March 2023, the SDNY dismissed the class action lawsuit in its entirety on summary judgment, which was affirmed on appeal and concluded the class action lawsuit.

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
On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/current director of the Company, and certain former and current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserts claims which are based on allegations that are similar to those in the ADIA Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs seek compensatory damages, costs and expenses and attorneys’ fees. The parties have reached an agreement that resolves this matter.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs have filed an appeal to the United States Court of Appeals for the Third Circuit, which remains pending.

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

In April 2025, a putative class action complaint was filed against the Company and certain of the Company’s officers, one of whom is also a director, in the WDPA on behalf of certain purchasers of the Company’s securities. The complaint alleges that defendants made false or misleading statements or omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to regulatory issues and actions concerning the Company’s Indore manufacturing facility. Plaintiffs seek certification of a class of purchasers of Company securities between August 8, 2024 and February 26, 2025. Plaintiffs seek various forms of relief, including damages, costs and fees.

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
In April 2025, the Company has reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, which will be initiated by a process to determine the level of participation in the settlement, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 and $40 million each, to help support state and local efforts to address opioid-related issues. The settlement framework is not an admission of wrongdoing or liability.
On January 13, 2023, the Company received a civil subpoena from the Attorney General of the State of New York seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. Beginning in January 2024, the Company has received similar subpoenas from the Attorneys General of Alaska, Oregon, Utah, Maryland, and Louisiana. The Company is fully cooperating with these subpoena requests. Each of these States will have the option to participate in the settlement framework identified above.

The Company has accrued approximately $335 million in connection with the possible resolution of certain of these matters at March 31, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business,

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.1 million as of March 31, 2025 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $66.8 million as of March 31, 2025 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Intellectual Property
The Company is involved in a number of patent litigation lawsuits involving the validity and/or infringement of patents held by branded pharmaceutical manufacturers. The Company uses its business judgment to decide to market and sell certain products, in each case based on its belief that the applicable patents are invalid and/or that its products do not infringe, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include a reasonable royalty on sales or damages measured by the profits lost by the patent owner. If there is a finding of willful infringement, damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than generic and biosimilar products. The Company also faces challenges to its patents, including suits in various jurisdictions pursuant to which generic drug manufacturers, payers, governments, or other parties are seeking damages for allegedly causing delay of generic entry. An adverse decision in any of these matters could have an adverse effect that is material to our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.
The Company has approximately $0.7 million accrued related to its intellectual property matters at March 31, 2025. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and method of use patents expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, one of which is subject to a patent term extension to October 2028. Beginning in February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, the U.S. District Court for the Middle District of North Carolina, and the U.S. District Court for the Eastern District of Pennsylvania asserting infringement of the patents by the generic companies. The actions filed in Delaware, North Carolina and Pennsylvania have been dismissed and the remaining actions will proceed in New Jersey. The Company has entered into settlement agreements with Teva, Accord, Orbicular, Lupin, and Qilu granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. Three ANDA filers remain in the litigation.

Tyrvaya
In June 2023, a generic company notified Oyster Point that it had filed an ANDA with the FDA seeking approval to market a generic version of Tyrvaya® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of six Orange Book listed patents that all have expiration dates in October 2035. In July 2023, Oyster Point brought a patent infringement action against the generic filer in the U.S. District Court of the District of New Jersey. In March 2024, Oyster Point filed an amended complaint asserting infringement with respect to four additional patents that were recently listed in the Orange Book for Tyrvaya® and also have expiration dates in October 2035. This lawsuit automatically stays FDA approval of the generic company’s ANDA until December 6, 2025, or until an adverse court decision, if any, whichever may occur earlier. The parties are awaiting the scheduling of a trial.

Amitiza
In September 2023, Sawai Pharmaceutical Co. (“Sawai”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the relevant patents, including the ‘353 patent. Towa Pharmaceutical Co. Ltd. also filed a challenge to the ‘353 patent term extension in January 2024. Separately, in December 2023, Sawai filed an invalidity action with the JPO against the ‘353 patent itself. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. In April 2025, the JPO upheld the validity of the ‘353 patent. The challenges to the ‘353 patent term extension remain pending.

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of patent term extensions of five additional patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself.

Ryzumvi

In February 2025, a generic company notified the Company that it had filed an ANDA with the FDA seeking approval to market a generic version of Ryzumvi® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of Orange Book listed patents that have an expiration date of January 31, 2034, and October 25, 2039. In March 2025, the Company brought a patent infringement action against the generic filer in the U.S. District Court for the District of New Jersey. This lawsuit automatically stays FDA approval of the generic company’s ANDA until August 3, 2027, or until an adverse court decision, if any, whichever may occur earlier.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $7 million accrued related to these various other legal proceedings at March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2024 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three months ended March 31, 2025, and cash flows for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
•the potential impact of natural or man-made disasters, public health outbreaks, epidemics, pandemics or social disruption in regions where we or our partners or suppliers operate;
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
•products in development that receive regulatory approval may not achieve expected levels of market acceptance, efficacy or safety;
•longer review, response and approval times as a result of evolving regulatory priorities and reductions in personnel at health agencies;
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
•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions, potential for adverse impacts from future tariffs and trade restrictions, inflation rates and global exchange rates; and
•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2024 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, we expect generic entry for Amitiza® 24 μg to occur in Japan in December 2025 upon expiration of patent exclusivity.
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
In addition to the impact of competition, government pricing actions and other measures designed to reduce healthcare costs, our results of operations, cash flows and financial condition could also be affected by other risks of doing business internationally, including the impact of inflation, elections, geopolitical events, including the ongoing conflicts in the Middle East and between Russia and Ukraine and related trade controls, sanctions, supply chain disruptions and staffing challenges and other economic considerations, longer review, response and approval times as a result of evolving regulatory priorities and reductions in personnel at health agencies, the potential for adverse impacts from future tariffs and trade restrictions, foreign currency exchange fluctuations, public health epidemics, changes in intellectual property legal protections and other regulatory changes.

Recent Developments
Goodwill Impairment
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Since the end of February 2025, the Company has experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025. When compared to the prior year annual goodwill impairment test completed on April 1, 2024, the recent significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates has increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The recent significant increase in business risks and uncertainty have led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test. For the three months ended March 31, 2025, the Company recorded a non-cash goodwill impairment charge of $2.9 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.

Indore Manufacturing Facility
Following an inspection by the FDA at our oral finished dose manufacturing facility in Indore, India in 2024, the FDA has issued a warning letter, and an import alert related to this facility. The import alert affects 11 actively distributed products that will no longer be accepted into the U.S. until the warning letter is lifted. It makes exceptions, subject to certain conditions, for four products based on shortage concerns. Following discussions with the FDA, the Company does not expect additional product exceptions to be granted by the FDA.

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

While product continues to be shipped from the Indore facility to markets outside the U.S., as expected, we have also experienced a negative impact in other markets in the three months ended March 31, 2025, including the ARV business in Emerging Markets and select generic products in Europe.

We continue to anticipate negative impacts for the remainder of the year. The estimated negative impact to first quarter 2025 total revenues was approximately $140 million versus the first quarter of 2024, and we currently estimate the negative impact to 2025 total revenues to be approximately $500 million and to 2025 earnings from operations to be approximately $385 million.

We take very seriously our continued and comprehensive oversight of our entire manufacturing network. Patient safety remains our primary and unwavering focus. We will work closely with our customers to mitigate any possible supply disruptions and meet the needs of the patients we serve.

Acquisition of Idorsia Products
On March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future. Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (which excluded, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provided Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs, which are expected to be incurred through 2026.

On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the letter agreement provides for the replacement of the joint development committee with a transition committee to oversee the transition of both development programs to Viatris.

There are risks and uncertainties associated with the timely and successful completion of these programs, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition. Refer to Note 4 Acquisitions and Other Transactions included in Part I, Item 1 of this Form 10-Q for more information.
Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended March 31, 2025 and 2024, the Company repurchased approximately 18.6 million shares of common stock at a cost of approximately $175.4 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of March 31, 2025, the Company had repurchased a total of approximately 59.1 million shares of common stock at a cost of approximately $675.4 million under the program. Additionally, subsequent to March 31, 2025, the Company repurchased approximately 16.4 million shares of common stock at a cost of approximately $139.5 million, bringing the total to approximately 75.5 million shares of common stock at a cost of approximately $814.9 million under the program, in each case through and including May 7, 2025. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2025 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$3,254.3	$3,663.4	$(409.1)
Gross profit	1,161.2	1,504.0	(342.8)
(Loss) earnings from operations	(2,882.2)	203.9	(3,086.1)
Net (loss) earnings	(3,042.0)	113.9	(3,155.9)
Diluted (loss) earnings per share	$(2.55)	$0.09	$(2.64)
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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended
	March 31,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$1,891.7	$2,165.4	(13)%	$33.2	$1,924.9	(11)%
Greater China	555.5	543.9	2%	12.0	567.5	4%
JANZ	276.1	317.8	(13)%	12.3	288.4	(9)%
Emerging Markets (3)	519.9	626.4	(17)%	27.6	547.5	(13)%
Total net sales	$3,243.2	$3,653.5	(11)%	$85.1	$3,328.3	(9)%

Other revenues (4)	11.1	9.9	NM	0.1	11.2	NM
Consolidated total revenues (3)(5)	$3,254.3	$3,663.4	(11)%	$85.2	$3,339.5	(9)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2025 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)Reductions were driven primarily by the inclusion of net sales in the prior year period related to divestitures that closed during 2024 and the Indore Impact.
(4)For the three months ended March 31, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $6.9 million, $1.0 million, and $3.2 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended March 31, 2025, Viatris reported total revenues of $3.25 billion, compared to $3.66 billion for the comparable prior year period, representing a decrease of $409.1 million, or 11%. Total revenues include both net sales and other revenues from third parties. Net sales for the three months ended March 31, 2025 were $3.24 billion, compared to $3.65 billion for the comparable prior year period, representing a decrease of $410.3 million, or 11%. Other revenues for the three months ended March 31, 2025 were $11.1 million, compared to $9.9 million for the comparable prior year period.
Net sales decreased by approximately $237.4 million or 6% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $85.1 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU, Japan, China, and countries in Emerging Markets. On a constant currency basis, net sales from the remaining business decreased by approximately $87.8 million, or 2%, for the three months ended March 31, 2025 compared to the prior year period. The decrease was the result of base business erosion of approximately $154.6 million, approximately $140 million of which relates to the Indore Impact. This decrease was partially offset by new product sales of approximately $66.8 million, primarily in Developed Markets. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 38% and 34% for the three months ended March 31, 2025 and 2024, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $273.7 million or 13% for the three months ended March 31, 2025 when compared to the prior year period. Net sales decreased by approximately $179.7 million or 8% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The unfavorable impact of foreign currency translation was approximately $33.2 million or 2%. Constant currency net sales from the remaining business decreased by approximately $60.8 million or 3% when compared to the prior year period, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $80 million, partially offset by new product sales. Net sales within North America totaled approximately $800.9 million and net sales within Europe totaled approximately $1.09 billion.

Greater China Segment
Net sales from Greater China increased by $11.6 million or 2% for the three months ended March 31, 2025 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $12.0 million, or 2%. Constant currency net sales increased by approximately $24.1 million or 4% when compared to the prior year period, driven by strong growth across multiple channels, including e-commerce, retail, and private hospitals. Divestitures did not have a significant impact on the net sales for the current year period.
JANZ Segment
Net sales from JANZ decreased by $41.7 million or 13% for the three months ended March 31, 2025 when compared to the prior year period. This decrease was partially driven by the unfavorable impact of foreign currency translation of approximately $12.3 million, or 4%. In addition, net sales decreased by approximately $9.7 million, or 3%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. Constant currency net sales from the remaining business decreased by approximately $19.7 million, or 6%, when compared to the prior year period, driven primarily by lower net sales of existing products in Japan as a result of government price reductions and additional competition, and by the Indore Impact of approximately $3.0 million.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $106.5 million or 17% for the three months ended March 31, 2025 when compared to the prior year period. Net sales decreased by approximately $47.5 million, or 8%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $27.6 million, or 4%. Constant currency net sales from the remaining business decreased by $31.4 million, or 5% when compared to the prior year period, primarily driven by lower volumes in our ARV business, mainly as a result of the Indore Impact of approximately $57.0 million. These decreases were partially offset by new product sales in certain Latin American countries.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.16 billion for the three months ended March 31, 2024 to $2.09 billion for the three months ended March 31, 2025. The decrease in cost of sales was largely driven by the impact of the decrease in net sales, including as a result of the divestitures that closed during 2024 and the Indore Impact.
Gross profit for the three months ended March 31, 2025 was $1.16 billion and gross margins were 36%. For the three months ended March 31, 2024, gross profit was $1.50 billion and gross margins were 41%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the Indore Impact. Adjusted gross margins were approximately 56% for the three months ended March 31, 2025, compared to approximately 59% for the three months ended March 31, 2024.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is as follows:

	Three Months Ended
	March 31,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$2,093.1	$2,159.4
Deduct:
Purchase accounting amortization and other related items	(583.5)	(611.5)
Acquisition and divestiture-related costs	(12.2)	(6.3)
Restructuring related costs	(19.8)	(4.0)
Share-based compensation expense	(1.3)	(0.8)
Other special items	(41.6)	(28.2)
Adjusted cost of sales	$1,434.7	$1,508.6

Adjusted gross profit (a)	$1,819.6	$2,154.8

Adjusted gross margin (a)	56%	59%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended March 31, 2025 was $222.0 million, compared to $199.7 million for the comparable prior year period, an increase of $22.3 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Acquired IPR&D
Acquired IPR&D expense for the three months ended March 31, 2025 was $10.0 million, compared to $6.1 million for the comparable prior year period, an increase of $3.9 million. The current period expense is related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.
Selling, General and Administrative Expense
SG&A expense for the three months ended March 31, 2025 was $948.1 million, compared to $1.02 billion for the comparable prior year period, a decrease of $69.4 million. The decrease was primarily due to the impact of the divestitures, and lower acquisition and divestiture-related costs of approximately $48.7 million. These decreases were partially offset by higher restructuring-related costs of approximately $56.7 million.
Impairment of Goodwill
The Company performed an interim goodwill impairment test as of March 31, 2025, and in conjunction with the interim goodwill impairment test, the Company recorded a goodwill impairment charge of $2.94 billion during the first quarter of 2025. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Contingent consideration adjustment	$(133.7)	$4.8
Litigation settlements, net	60.2	72.0
Total litigation settlements and other contingencies, net	$(73.5)	$76.8
Refer to Note 4 Acquisitions and Other Transactions and Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment.

Also refer to Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information on litigation settlements, net.

Interest Expense
Interest expense for the three months ended March 31, 2025 totaled $115.5 million, compared to $138.4 million for the three months ended March 31, 2024, a decrease of $22.9 million. The decrease was primarily due to the impact of 2024 debt repayments.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense (income), net for the three months ended March 31, 2025 totaled $99.3 million of expense, compared to $139.1 million of income for the three months ended March 31, 2024, a decrease of $238.4 million.

The decrease in other income, net was primarily driven by: (1) a loss of $115.8 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a gain of $46.9 million in the prior year period; (2) loss on divestitures of $36.9 million recorded in the current year period primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments, compared to a net gain of $70.4 million recorded in the prior year period primarily related to the divestiture of the women’s healthcare business which closed in March 2024; and (3) lower interest income of $11.7 million.

Income Tax Provision
For the three months ended March 31, 2025, the Company recognized an income tax benefit of $55.0 million, compared to an income tax provision of $90.7 million for the comparable prior year period, a change of $145.7 million. The benefit in the current year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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
Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings and U.S. GAAP EPS to Adjusted EPS
A reconciliation between net (loss) earnings and diluted EPS as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025		2024
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(3,042.0)	$(2.55)	$113.9	$0.09
Purchase accounting amortization (primarily included in cost of sales)	583.5		611.7
Impairment of goodwill (a)	2,936.8		—
Litigation settlements and other contingencies, net	(73.5)		76.8
Interest expense (primarily amortization of premiums and discounts on long term debt)	(9.2)		(11.2)
Loss (gain) on divestitures of businesses (included in other expense (income), net) (b)	36.9		(70.4)
Acquisition and divestiture-related costs (primarily included in SG&A) (c)	40.7		87.5
Restructuring-related costs (d)	92.9		19.6
Share-based compensation expense	55.2		46.7
Other special items included in:
Cost of sales (e)	41.6		28.2
Research and development expense	0.7		2.4
Selling, general and administrative expense	17.6		16.1
Other expense (income), net (f)	101.4		(44.5)
Tax effect of the above items and other income tax related items (g)	(182.3)		(64.1)
Adjusted net earnings and adjusted EPS	$600.3	$0.50	$812.7	$0.67
Weighted average diluted shares outstanding	1,203.0		1,209.5

Significant items include the following:
(a)For the three months ended March 31, 2025, includes a goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.
(b)For the three months ended March 31, 2025, consists of pre-tax charges related to the divestitures primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.
(c)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(d)For the three months ended March 31, 2025, charges include approximately $19.8 million in cost of sales, approximately $0.8 million in R&D, and approximately $72.3 million in SG&A.
(e)For the three months ended March 31, 2025, charges include incremental manufacturing variances at plants slated for sale or closure or undergoing remediation activities of approximately $31.7 million.
(f)For the three months ended March 31, 2025, includes a loss of approximately $115.8 million as a result of remeasuring the CCPS in Biocon Biologics to fair value.
(g)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three months ended March 31, 2025 compared to the prior year period:

	Three months ended March 31,
(In millions)	2025	2024
U.S. GAAP net (loss) earnings	$(3,042.0)	$113.9
Add / (deduct) adjustments:
Income tax (benefit) provision	(55.0)	90.7
Interest expense (a)	115.5	138.4
Depreciation and amortization (b)	664.7	691.0
EBITDA	$(2,316.8)	$1,034.0
Add / (deduct) adjustments:
Share-based compensation expense	55.2	46.7
Litigation settlements and other contingencies, net	(73.5)	76.8
Loss (gain) on divestitures of businesses	36.9	(70.4)
Impairment of goodwill	2,936.8	—
Restructuring, acquisition and divestiture-related and other special items (c)	284.9	106.3
Adjusted EBITDA	$923.5	$1,193.4
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $535.5 million for the three months ended March 31, 2025. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $79.1 million to $535.5 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of $614.6 million for the three months ended March 31, 2024. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures that closed in 2024, and the timing of cash payments and collections.
Investing Activities
Net cash used in investing activities was $65.1 million for the three months ended March 31, 2025, as compared to $154.3 million for the three months ended March 31, 2024, a decrease of $89.2 million.

In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $42.6 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2025 calendar year are expected to be approximately $300 million to $400 million.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $240.6 million related to the divestiture of the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $49.8 million.
Financing Activities
Net cash used in financing activities was $467.0 million for the three months ended March 31, 2025, as compared to $425.6 million for the three months ended March 31, 2024, an increase of $41.4 million.
In 2025, significant items in financing activities included the following:
•share repurchases of $175.4 million;
•cash dividends paid of $143.3 million; and
•net cash of $108.7 million paid on behalf of other partners, which is included in Other items, net.
In 2024, significant items in financing activities included the following:
•share repurchases of $250.0 million;
•cash dividends paid of $142.8 million; and
•net cash of $6.3 million collected on behalf of other partners, including Biocon Biologics, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $755.0 million at March 31, 2025. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2025, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a $400 million Receivables Facility which now expires in May 2025 and currently expects to enter into a similar facility prior to expiration. As of March 31, 2025, the Company did not have any borrowings outstanding under the Receivables Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $92.2 million and $68.5 million of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, in 2023, we entered into a similar arrangement for certain European countries. As of March 31, 2025 and December 31, 2024, we assigned and derecognized approximately $21.5 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.
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
For information regarding our dividends paid and declared and share repurchase program, refer to Note 9 (Loss) Earnings per Share included in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2025, refer to Note 12 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at March 31, 2025 and expects to remain in compliance for the next twelve months.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly-issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness. Refer to Note 12 Debt included in Part I, Item 1 of this Form 10-Q for more information.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2025 and as of and for the year ended December 31, 2024. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2025	December 31, 2024
ASSETS
Current assets	$455.5	$786.7
Non-current assets	58,304.4	61,424.7

LIABILITIES AND EQUITY
Current liabilities	30,319.7	30,796.9
Non-current liabilities	12,789.8	12,779.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(268.4)	(1,206.6)
Net loss	(3,042.0)	(634.2)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $443.2 million accrued for legal contingencies at March 31, 2025.
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
In connection with the divestitures, Viatris and the respective buyers entered into transition services and/or manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months for transition services and for periods between one to 10 years for manufacturing and supply agreements, depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we entered into distribution agreements for certain markets for a limited period of time. In connection with the API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction. Some of these agreements include various ongoing financial obligations.

Application of Critical Accounting Policies
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Since the end of February 2025, the Company has experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025.
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

When compared to the prior year annual goodwill impairment test completed on April 1, 2024, the recent significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates has increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The recent significant increase in business risks and uncertainty have led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test.

As of March 31, 2025 (prior to the impairment charges noted below), the allocation of the Company’s total goodwill was as follows: North America $3.09 billion, Europe $3.92 billion, Emerging Markets $1.17 billion, JANZ $0.30 billion and Greater China $0.92 billion.
In conjunction with its March 31, 2025 interim goodwill impairment test, the Company recorded the following impairment charges:

(In millions)	North America	Europe	JANZ	Emerging Markets	Total
Impairment charge	$707.0	$1,554.0	$300.8	$375.0	$2,936.8
For the North America reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.1%. A terminal year value was calculated with a negative 3.0% revenue growth rate applied. The discount rate utilized was 12.5% and the estimated tax rate was 24.8%.
For the Europe reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.3%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 12.0% and the estimated tax rate was 15.8%.
For the Emerging Markets reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 14.5% and the estimated tax rate was 16.7%.
For the JANZ reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.9%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.2%. After the goodwill impairment charge recorded during the first quarter of 2025, there is no remaining goodwill allocated to the JANZ reporting unit.

Following the goodwill impairment charges recorded in these reporting units, since the carrying value of the reporting units is equal to their estimated fair value as of March 31, 2025, if market conditions or the projected results were to negatively change, it may be necessary to record further impairment charges to one or more of these reporting units in future periods. Any such future charges could be material.
For the Greater China reporting unit, the estimated fair value exceeded its carrying value by approximately $322.0 million or 5.8% for the March 31, 2025 interim goodwill impairment test. As it relates to the discounted cash flow approach for the Greater China reporting unit at March 31, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a negative 1.5% revenue growth rate applied. The discount rate utilized was 15.0% and the estimated tax rate was 24.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Greater China reporting unit.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2024 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2024 Form 10-K.

The imposition of tariffs on, or other trade restrictions or domestic sourcing requirements in, the territories and countries where we, our partners, suppliers, or customers do business, as well as any retaliatory actions with respect to such actions, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

The U.S. has recently imposed significant tariffs on imports from other countries, which have prompted retaliatory measures from several countries, which may further escalate, and impact our cost of doing business. While pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the U.S., the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports in the near future.

The imposition of adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on pharmaceutical imports, including but not limited to products, ingredients, and inputs (such as API), could result in increased costs of goods and prices, disruptions to our supply chain, manufacturing delays, supply shortages, and adverse impacts to clinical trials. These measures could also result in decreased profit margins on certain of our products, particularly within our generics portfolio. Decreased or negative profit margins have in the past, and could in the future, make the production of certain of our products unsustainable, thereby reducing our net sales as well as access for patients. In addition, we may be restricted in our ability to adapt to these impacts and challenges due to, among other things, the terms of our current customer, supply or distribution agreements, or the need to obtain regulatory approval prior to making any changes to our manufacturing locations, processes or suppliers. Future tariffs, trade agreements, or domestic sourcing requirements, as well as potential exemptions, could also provide our competitors with an advantage.

The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Furthermore, general uncertainty related to adopted, new or potential tariffs, trade restrictions and domestic sourcing requirements has in the past reduced and could in the future further reduce global economic activity, thereby resulting in additional adverse impacts to us.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - January 31, 2025	—	$—	—	$—
February 1 - February 28, 2025	—	—	—	—
March 1 - March 31, 2025	18,607,602	9.43	18,607,602	1,324,630,514
Total	18,607,602	$—	18,607,602	$1,324,630,514
____________
(a)Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations – Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended March 31, 2025, the Company repurchased approximately 18.6 million shares of common stock at a cost of approximately $175.4 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.

ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended March 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Offer Letter with Corinne Le Goff, dated February 16, 2024.*

22	List of subsidiary guarantors and issuers of guaranteed securities, filed by Viatris Inc. as Exhibit 22 to Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
May 8, 2025

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
May 8, 2025