Form 10-Q
period 2025-06-30
Viatris Inc
filed 2025-08-07
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of August 4, 2025 was 1,165,872,127.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2025

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

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended June 30, 2025
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
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

Oyster Point	Oyster Point Pharma, Inc.
Pfizer	Pfizer Inc.
PSUs	Performance awards
R&D	Research and development
Receivables Facility	The accounts receivable facility for up to an aggregate amount of $600 million entered into in May 2025 and expiring in April 2028

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Net sales	$3,569.0	$3,785.9	$6,812.2	$7,439.4
Other revenues	13.1	10.7	24.2	20.6
Total revenues	3,582.1	3,796.6	6,836.4	7,460.0
Cost of sales	2,249.2	2,351.2	4,342.3	4,510.6
Gross profit	1,332.9	1,445.4	2,494.1	2,949.4
Operating expenses:
Research and development	218.8	204.1	440.8	403.8
Acquired IPR&D	—	(7.8)	10.0	(1.7)
Selling, general and administrative	928.7	1,037.0	1,876.8	2,054.5
Impairment of goodwill	—	321.0	2,936.8	321.0
Litigation settlements and other contingencies, net	(47.6)	131.0	(121.1)	207.8
Total operating expenses	1,099.9	1,685.3	5,143.3	2,985.4
Earnings (loss) from operations	233.0	(239.9)	(2,649.2)	(36.0)
Interest expense	116.6	145.8	232.1	284.2
Other expense (income), net	333.5	6.1	432.8	(133.0)
Loss before income taxes	(217.1)	(391.8)	(3,314.1)	(187.2)
Income tax (benefit) provision	(212.5)	(65.4)	(267.5)	25.3
Net loss	$(4.6)	$(326.4)	$(3,046.6)	$(212.5)
Loss per share attributable to Viatris Inc. shareholders
Basic	$—	$(0.27)	$(2.58)	$(0.18)
Diluted	$—	$(0.27)	$(2.58)	$(0.18)
Weighted average shares outstanding:
Basic	1,173.0	1,191.1	1,182.7	1,193.1
Diluted	1,173.0	1,191.1	1,182.7	1,193.1

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss	$(4.6)	$(326.4)	$(3,046.6)	$(212.5)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	507.0	(89.7)	1,005.8	(432.2)
Change in unrecognized loss and prior service cost related to defined benefit plans	0.5	(5.6)	0.3	(11.8)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(29.0)	8.7	(56.5)	37.4
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(355.2)	68.4	(528.9)	237.5
Net unrealized gain (loss) on available-for-sale fixed income securities	0.2	—	0.8	(0.3)
Other comprehensive earnings (loss), before tax	123.5	(18.2)	421.5	(169.4)
Income tax (benefit) provision	(83.0)	16.0	(127.0)	58.4
Other comprehensive earnings (loss), net of tax	206.5	(34.2)	548.5	(227.8)
Comprehensive earnings (loss)	$201.9	$(360.6)	$(2,498.1)	$(440.3)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Assets
Current assets:
Cash and cash equivalents	$566.4	$734.8
Accounts receivable, net	3,258.1	3,221.3
Inventories	4,264.3	3,854.1
Prepaid expenses and other current assets	1,685.8	1,710.5
Total current assets	9,774.6	9,520.7
Property, plant and equipment, net	2,642.6	2,666.1
Intangible assets, net	16,323.8	17,070.9
Goodwill	6,748.3	9,133.3
Deferred income tax benefit	924.3	753.0
Other assets	1,997.9	2,356.9
Total assets	$38,411.5	$41,500.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,782.6	$1,853.7
Income taxes payable	—	192.7
Current portion of long-term debt and other long-term obligations	1,680.7	8.3
Other current liabilities	3,670.1	3,724.7
Total current liabilities	7,133.4	5,779.4
Long-term debt	12,791.6	14,038.9
Deferred income tax liability	1,080.8	1,107.9
Other long-term obligations	1,835.2	1,939.2
Total liabilities	22,841.0	22,865.4
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,245,047,557 and 1,234,131,491 as of June 30, 2025 and December 31, 2024	12.5	12.3
Additional paid-in capital	18,998.2	18,921.6
Retained earnings	80.0	3,418.8
Accumulated other comprehensive loss	(2,664.4)	(3,212.9)
	16,426.3	19,139.8
Less: Treasury stock — at cost
Common stock shares: 79,334,807 and 40,483,663 as of June 30, 2025 and December 31, 2024	855.8	504.3
Total equity	15,570.5	18,635.5
Total liabilities and equity	$38,411.5	$41,500.9
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2025	1,244,908,128	$12.4	$18,960.8	$227.9	59,091,265	$(679.8)	$(2,870.9)	$15,650.4
Net loss	—	—	—	(4.6)	—	—	—	(4.6)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	206.5	206.5
Issuance of restricted stock and stock options exercised, net	56,905	0.1	—	—	—	—	—	0.1
Taxes related to the net share settlement of equity awards	—	—	(0.4)	—	—	—	—	(0.4)
Share-based compensation expense	—	—	37.1	—	—	—	—	37.1
Common stock repurchase	—	—	—	—	20,243,542	(176.0)	—	(176.0)
Issuance of common stock	82,524	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(143.3)	—	—	—	(143.3)
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,046.6)	—	—	—	(3,046.6)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	548.5	548.5
Issuance of restricted stock and stock options exercised, net	10,771,051	0.2	14.0	—	—	—	—	14.2
Taxes related to the net share settlement of equity awards	—	—	(31.0)	—	—	—	—	(31.0)
Share-based compensation expense	—	—	92.3	—	—	—	—	92.3
Common stock repurchase	—	—	—	—	38,851,144	(351.5)	—	(351.5)
Issuance of common stock	145,015	—	1.3	—	—	—	—	1.3
Cash dividends declared, $0.24 per common share	—	—	—	(292.2)	—	—	—	(292.2)
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2024	1,230,891,074	$12.3	$18,839.8	$4,607.5	40,483,663	$(504.3)	$(2,941.0)	$20,014.3
Net loss	—	—	—	(326.4)	—	—	—	(326.4)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(34.2)	(34.2)
Issuance of restricted stock and stock options exercised, net	2,801,327	—	0.5	—	—	—	—	0.5
Taxes related to the net share settlement of equity awards	—	—	(22.4)	—	—	—	—	(22.4)
Share-based compensation expense	—	—	34.7	—	—	—	—	34.7
Issuance of common stock	60,439	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(147.2)	—	—	—	(147.2)
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	—	—	(212.5)	—	—	—	(212.5)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(227.8)	(227.8)
Issuance of restricted stock and stock options exercised, net	11,643,434	0.1	7.1	—	—	—	—	7.2
Taxes related to the net share settlement of equity awards	—	—	(51.2)	—	—	—	—	(51.2)
Share-based compensation expense	—	—	81.4	—	—	—	—	81.4
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	114,915	—	1.3	—	—	—	—	1.3
Cash dividends declared, $0.24 per common share	—	—	—	(293.3)	—	—	—	(293.3)
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,046.6)	$(212.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,343.0	1,477.3
Share-based compensation expense	92.3	81.4
Deferred income tax benefit	(91.1)	(206.3)
Loss on disposal of business	80.7	188.4
Acquired IPR&D	15.0	(12.7)
Impairment of goodwill	2,936.8	321.0
Other non-cash items	726.3	(244.9)
Litigation settlements and other contingencies, net	(97.0)	214.0
Changes in operating assets and liabilities:
Accounts receivable	158.4	32.6
Inventories	(232.7)	(558.8)
Accounts payable	(189.7)	56.3
Income taxes	(366.6)	18.7
Other operating assets and liabilities, net	(573.6)	(160.8)
Net cash provided by operating activities	755.2	993.7
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(350.0)
Capital expenditures	(95.5)	(108.6)
Purchase of marketable securities	(10.9)	(13.3)
Proceeds from the sale of marketable securities	10.9	13.3
Payments for product rights and other, net	(20.0)	(11.7)
(Purchases) refunds of IPR&D	(15.0)	12.7
Proceeds from sale of assets and subsidiaries	—	677.7
Proceeds from the sale of property, plant and equipment	12.9	1.4
Net cash (used in) provided by investing activities	(117.6)	221.5
Cash flows from financing activities:
Payments of long-term debt	—	(801.7)
Purchase of common stock	(350.4)	(250.0)
Change in short-term borrowings, net	1.4	—
Taxes paid related to net share settlement of equity awards	(29.5)	(32.1)
Contingent consideration payments	(13.1)	(31.5)
Payments of financing fees	(1.0)	—
Cash dividends paid	(283.1)	(288.3)
Issuance of common stock	1.3	1.3
Other items, net	(155.0)	128.8
Net cash used in financing activities	(829.4)	(1,273.5)
Effect on cash of changes in exchange rates	23.5	(16.8)
Net decrease in cash, cash equivalents and restricted cash	(168.3)	(75.1)
Cash, cash equivalents and restricted cash — beginning of period	736.1	993.6
Cash, cash equivalents and restricted cash — end of period	$567.8	$918.5
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
The interim results of operations and comprehensive earnings (loss) for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Charges related to the impairment of goodwill, which were previously presented in Selling, General and Administrative in the condensed consolidated statements of operations, and which were previously presented in Other non-cash items in the condensed consolidated statements of cash flows, are now presented in Impairment of Goodwill in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and six months ended June 30, 2025 and 2024, respectively:

(In millions)	Three Months Ended June 30, 2025 (a)
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,121.4	$586.5	$160.5	$416.1	$2,284.5
Generics	997.9	2.4	145.2	139.0	1,284.5
Total Viatris	$2,119.3	$588.9	$305.7	$555.1	$3,569.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Six Months Ended June 30, 2025 (a)
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,141.2	$1,139.3	$302.3	$818.6	$4,401.4
Generics	1,869.8	5.1	279.5	256.4	2,410.8
Total Viatris	$4,011.0	$1,144.4	$581.8	$1,075.0	$6,812.2

(In millions)	Three Months Ended June 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,233.8	$535.7	$198.4	$395.2	$2,363.1
Generics	1,085.4	3.3	151.2	182.9	1,422.8
Total Viatris	$2,319.2	$539.0	$349.6	$578.1	$3,785.9

(In millions)	Six Months Ended June 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,412.6	$1,077.5	$382.5	$799.6	$4,672.2
Generics	2,072.0	5.4	284.9	404.9	2,767.2
Total Viatris	$4,484.6	$1,082.9	$667.4	$1,204.5	$7,439.4
___________
(a)Amounts for the three and six months ended June 30, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.
The following table presents net sales on a consolidated basis for select key products for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Select Key Global Products
Lipitor ®	$387.9	$348.4	$775.9	$737.3
Norvasc ®	182.7	161.9	355.0	338.2
EpiPen® Auto-Injectors	136.8	115.5	233.5	195.7
Lyrica ®	128.1	124.3	240.7	238.5
Viagra ®	100.3	106.1	198.8	206.8
Creon ®	91.4	78.2	173.8	153.2
Celebrex ®	70.0	72.2	133.4	144.4
Effexor ®	63.1	62.7	122.4	122.1
Zoloft ®	61.1	58.9	121.3	116.9
Xalabrands	40.7	45.6	77.8	88.1

Select Key Segment Products
Yupelri ®	$66.6	$54.5	$124.9	$109.7
Dymista ®	48.4	55.0	91.2	103.2
Amitiza ®	41.6	36.9	74.9	69.9
Xanax ®	33.9	35.4	66.2	69.9
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three and six months ended June 30, 2025 include the impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025 (a)	2024	2025 (a)	2024
Gross sales	$5,974.8	$6,383.9	$11,545.0	$12,558.5
Gross to net adjustments:
Chargebacks	(1,260.6)	(1,282.6)	(2,418.6)	(2,526.8)
Rebates, promotional programs and other sales allowances	(918.4)	(1,040.5)	(1,889.0)	(2,088.8)
Returns	(47.8)	(70.1)	(102.1)	(130.4)
Governmental rebate programs	(179.0)	(204.8)	(323.1)	(373.1)
Total gross to net adjustments	$(2,405.8)	$(2,598.0)	$(4,732.8)	$(5,119.1)
Net sales	$3,569.0	$3,785.9	$6,812.2	$7,439.4
___________
(a)Amounts for the three and six months ended June 30, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2025. Such allowances were comprised of the following at June 30, 2025 and December 31, 2024, respectively:

(In millions)	June 30, 2025	December 31, 2024
Accounts receivable, net	$1,417.8	$1,547.0
Other current liabilities	1,046.3	989.4
Total	$2,464.1	$2,536.4
Accounts receivable, net was comprised of the following at June 30, 2025 and December 31, 2024, respectively:

(In millions)	June 30, 2025	December 31, 2024
Trade receivables, net	$2,794.2	$2,675.3
Other receivables	463.9	546.0
Accounts receivable, net	$3,258.1	$3,221.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $123.0 million and $68.5 million of accounts receivable as of June 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of June 30, 2025 and December 31, 2024, we assigned and derecognized approximately $15.4 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.

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

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the six months ended June 30, 2025 and 2024, the Company incurred acquisition-related costs of approximately $7.1 million and $3.9 million, respectively, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
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
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products, including additional indications, to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis during the three and six months ended June 30, 2024.
On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the joint development committee has been replaced with a transition committee to oversee the transition of both development programs to Viatris. Refer to Note 11 Financial Instruments and Risk Management for additional information on the fair value adjustment to the Idorsia Transaction contingent consideration liability recorded during the six months ended June 30, 2025 as a result of the February 25, 2025 letter agreement.

5.Divestitures
By the end of 2024, the Company had substantially completed the previously announced divestitures of its OTC Business, its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the majority of the Upjohn Distributor Markets.

During the three and six months ended June 30, 2025, the Company recorded additional pre-tax charges of approximately $43.8 million and $80.7 million, respectively, related to the divestitures. The additional charges were recorded as a component of Other Expense (Income), Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, some of which include various on-going financial obligations. During the three months ended June 30, 2025 and 2024, the Company recognized TSA income related to all divestitures of approximately $12.4 million and $6.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized TSA income related to all divestitures of approximately $29.8 million and $19.5 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

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
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2024	3,350,786	$35.94
Exercised	(12,291)	6.51
Forfeited	(515,096)	37.04
Outstanding at June 30, 2025	2,823,399	$35.86
Vested and expected to vest at June 30, 2025	2,821,503	$35.88
Exercisable at June 30, 2025	2,810,777	$35.98
As of June 30, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had average remaining contractual terms of 2.6 years. Also, at June 30, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had aggregate intrinsic values of $0.1 million.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2024 to June 30, 2025 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	29,083,934	$11.49
Granted	19,015,678	9.57
Released	(12,653,426)	10.91
Forfeited	(1,621,873)	11.44
Nonvested at June 30, 2025	33,824,313	$10.63
As of June 30, 2025, the Company had $236.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the six months ended June 30, 2025 and 2024 was $118.8 million and $137.9 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2025 and 2024 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Service cost	$7.4	$7.8	$14.9	$15.7
Interest cost	16.3	16.7	32.5	33.3
Expected return on plan assets	(16.8)	(16.9)	(33.6)	(33.8)
Amortization of prior service costs	—	0.6	—	1.1
Recognized net actuarial gains	(2.9)	(4.2)	(5.8)	(8.5)
Net periodic benefit cost	$4.0	$4.0	$8.0	$7.8
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$566.4	$734.8	$917.2
Restricted cash, included in prepaid expenses and other current assets	1.4	1.3	1.3
Cash, cash equivalents and restricted cash	$567.8	$736.1	$918.5
Inventories

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$1,547.4	$1,345.9
Work in process	531.7	527.3
Finished goods	2,185.2	1,980.9
Inventories	$4,264.3	$3,854.1
Prepaid expenses and other current assets

(In millions)	June 30, 2025	December 31, 2024
Prepaid expenses	$179.9	$140.9
Available-for-sale fixed income securities	39.7	38.0
Fair value of financial instruments	142.4	261.6
Equity securities	60.1	55.5
Deferred charge for taxes on intercompany profit	665.1	526.6
Income tax receivable	339.2	300.7
Other current assets	259.4	387.2
Prepaid expenses and other current assets	$1,685.8	$1,710.5
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2025	December 31, 2024
Machinery and equipment	$3,040.1	$2,894.7
Buildings and improvements	1,519.9	1,464.3
Construction in progress	390.2	397.1
Land and improvements	117.0	113.2
Gross property, plant and equipment	5,067.2	4,869.3
Accumulated depreciation	2,424.6	2,203.2
Property, plant and equipment, net	$2,642.6	$2,666.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other assets

(In millions)	June 30, 2025	December 31, 2024
CCPS in Biocon Biologics	950.0	1,349.8
Operating lease right-of-use assets	276.3	253.1
Other long-term assets	771.6	754.0
Other assets	$1,997.9	$2,356.9
Accounts payable

(In millions)	June 30, 2025	December 31, 2024
Trade accounts payable	$1,320.0	$1,355.3
Other payables	462.6	498.4
Accounts payable	$1,782.6	$1,853.7
Other current liabilities

(In millions)	June 30, 2025	December 31, 2024
Accrued sales allowances	$1,046.3	$989.4
Payroll and employee benefit liabilities	567.8	729.3
Legal and professional accruals, including litigation accruals	540.8	472.8
Contingent consideration	37.1	59.5
Accrued restructuring	44.7	63.4
Accrued interest	46.0	49.9
Fair value of financial instruments	377.0	125.8
Operating lease liability	111.6	87.1
Other	898.8	1,147.5
Other current liabilities	$3,670.1	$3,724.7
Other long-term obligations

(In millions)	June 30, 2025	December 31, 2024
Employee benefit liabilities	$487.8	$467.9
Contingent consideration	330.1	496.6
Tax related items, including contingencies	320.6	341.9
Operating lease liability	182.0	179.3
Accrued restructuring	129.7	128.5
Other	385.0	325.0
Other long-term obligations	$1,835.2	$1,939.2

9.Loss per Share
Basic loss per share is computed by dividing net loss attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to holders of Viatris Inc. common stock by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted loss per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Basic loss attributable to Viatris Inc. common shareholders (numerator):
Net loss attributable to Viatris Inc. common shareholders	$(4.6)	$(326.4)	$(3,046.6)	$(212.5)
Shares (denominator):
Weighted average shares outstanding	1,173.0	1,191.1	1,182.7	1,193.1
Basic loss per share attributable to Viatris Inc. shareholders	$—	$(0.27)	$(2.58)	$(0.18)

Diluted loss attributable to Viatris Inc. common shareholders (numerator):
Net loss attributable to Viatris Inc. common shareholders	$(4.6)	$(326.4)	$(3,046.6)	$(212.5)
Shares (denominator):
Weighted average shares outstanding	1,173.0	1,191.1	1,182.7	1,193.1
Share-based awards	—	—	—	—
Total dilutive shares outstanding	1,173.0	1,191.1	1,182.7	1,193.1
Diluted loss per share attributable to Viatris Inc. shareholders	$—	$(0.27)	$(2.58)	$(0.18)
Additional stock awards and Restricted Stock Awards were outstanding during the three and six months ended June 30, 2025 and 2024, but were not included in the computation of diluted loss per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 27.6 million shares and 27.4 million shares for the three and six months ended June 30, 2025, respectively, and 23.2 million shares and 22.7 million shares for the three and six months ended June 30, 2024, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock on March 18, 2025 and June 16, 2025. On August 4, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on September 15, 2025 to shareholders of record as of the close of business on August 22, 2025. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended June 30, 2025, the Company repurchased approximately 20.2 million shares of common stock at a cost of approximately $175.0 million. During the six months ended June 30, 2025 and 2024, the Company repurchased approximately 38.9 million shares of common stock at a cost of approximately $350.4 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of June 30, 2025, the Company had repurchased a total of approximately 79.3 million shares of common stock at a cost of approximately $850.4 million under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2024:	6,752.9	921.5	295.1	1,163.8	9,133.3
Impairment	(2,261.0)	—	(300.8)	(375.0)	(2,936.8)
Foreign currency translation	527.3	6.3	5.7	12.5	551.8
Balance at June 30, 2025:	$5,019.2	$927.8	$—	$801.3	$6,748.3
____________
(1)Balances as of June 30, 2025 and December 31, 2024 include an accumulated impairment loss of $3.19 billion and $929.0 million, respectively.
(2)Balances as of June 30, 2025 and December 31, 2024 include an accumulated impairment loss of $651.8 million and $351.0 million, respectively.
(3)Balances as of June 30, 2025 and December 31, 2024 include an accumulated impairment loss of $499.0 million and $124.0 million, respectively.

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first quarter of 2025, the Company experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025.

The Company also performed the annual goodwill impairment test as of April 1, 2025. There were no significant changes from the interim goodwill test performed at March 31, 2025 and the results were consistent with the interim goodwill impairment test. Also, no triggering events have been identified since the April 1, 2025 impairment test date.

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

For the March 31, 2025 interim goodwill impairment test, when compared to the prior year annual goodwill impairment test completed on April 1, 2024, the significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The significant increase in business risks and uncertainty led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test.

As of March 31, 2025 (prior to the impairment charges noted below), the allocation of the Company’s total goodwill was as follows: North America $3.09 billion, Europe $3.92 billion, Emerging Markets $1.17 billion, JANZ $0.30 billion and Greater China $0.92 billion.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In conjunction with its March 31, 2025 interim goodwill impairment test, the Company recorded the following impairment charges in the first quarter of 2025:

(In millions)	North America	Europe	JANZ	Emerging Markets	Total
Impairment charge	$707.0	$1,554.0	$300.8	$375.0	$2,936.8
For the North America reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.1%. A terminal year value was calculated with a negative 3.0% revenue growth rate applied. The discount rate utilized was 12.5% and the estimated tax rate was 24.8%.
For the Europe reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.3%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 12.0% and the estimated tax rate was 15.8%.
For the Emerging Markets reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 14.5% and the estimated tax rate was 16.7%.
For the JANZ reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.9%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.2%. After the goodwill impairment charge recorded during the first quarter of 2025, there is no remaining goodwill allocated to the JANZ reporting unit.

Following the goodwill impairment charges recorded in these reporting units, since the carrying value of the reporting units is equal to their estimated fair value as of March 31, 2025 and April 1, 2025, if market conditions or the projected results were to negatively change, it may be necessary to record further impairment charges to one or more of these reporting units in future periods. Any such future charges could be material.
For the Greater China reporting unit, the estimated fair value exceeded its carrying value by approximately $322.0 million or 5.8% for both the March 31, 2025 and April 1, 2025 goodwill impairment tests. As it relates to the discounted cash flow approach for the Greater China reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a negative 1.5% revenue growth rate applied. The discount rate utilized was 15.0% and the estimated tax rate was 24.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Greater China reporting unit.
In conjunction with its April 1, 2024 annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible Assets, Net
Intangible assets consist of the following components at June 30, 2025 and December 31, 2024:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2025
Product rights, licenses and other (1)	13	$34,906.3	$19,384.4	$15,521.9
In-process research and development		801.9	—	801.9
		$35,708.2	$19,384.4	$16,323.8
December 31, 2024
Product rights, licenses and other (1)	13	$33,348.5	$17,091.8	$16,256.7
In-process research and development		814.2	—	814.2
		$34,162.7	$17,091.8	$17,070.9
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

On July 18, 2025, the Company announced that a randomized, double-masked, vehicle-controlled, Phase 3 study to evaluate the efficacy and safety of pimecrolimus 0.3% (MR-139) ophthalmic ointment in subjects with blepharitis did not meet its primary endpoint of complete resolution of debris after six weeks of twice daily dosing. The Company is evaluating the appropriate next steps for the Phase 3 program, which may include revising the planned additional Phase 3 study. The Company has an IPR&D asset of approximately $74 million related to this program.

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Intangible asset amortization expense	$583.3	$597.2	$1,154.5	$1,198.2
IPR&D intangible asset impairment charges	2.2	102.0	2.2	102.0
Total intangible asset amortization expense (including disposal & impairment charges)	$585.5	$699.2	$1,156.7	$1,300.2

Intangible asset amortization expense over the remainder of 2025 and for the years ending December 31, 2026 through 2029 is estimated to be as follows:

(In millions)
2025	$1,189
2026	2,324
2027	2,103
2028	1,840
2029	1,235

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	June 30, 2025	December 31, 2024
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€2,850.0	€2,850.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
At June 30, 2025, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $277.7 million.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling €500 million with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Yen- and Euro-functional currency subsidiaries. All changes in the fair value of these derivative instruments, which are designated as net investment hedges, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of these changes related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows. Subsequent to June 30, 2025, the Company terminated its Yen fixed-rate cross-currency interest rate swaps in exchange for $3.4 million in cash proceeds, net of fees.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	June 30, 2025 Fair Value	December 31, 2024 Fair Value	Balance Sheet Location	June 30, 2025 Fair Value	December 31, 2024 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$0.1	$24.1	Other current liabilities	$52.7	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	3.9	39.2	Other current liabilities	23.3	—
Foreign currency forward contracts		—	—	Other long-term obligations	5.9	—
Total derivatives designated as hedges		4.0	63.3		81.9	—
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	138.4	198.3	Other current liabilities	301.0	125.8
Total derivatives not designated as hedges		138.4	198.3		301.0	125.8
Total derivatives		$142.4	$261.6		$382.9	$125.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended June 30,
(In millions)	Location of Gain/(Loss)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(21.6)	$12.9	$0.7	$10.0
Interest rate swaps	Interest expense (3)	—	—	(1.0)	(1.3)	(1.2)	(1.6)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	3.4	2.6	(40.3)	5.1	—	—
Foreign currency forward contracts	Other expense (income), net (3)	—	—	(4.6)	3.3	1.1	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(233.0)	45.1	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other income, net (2)	(125.3)	68.9	—	—	—	—
Total		$(121.9)	$71.5	$(300.5)	$65.1	$0.6	$8.4

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Six months ended June 30,
(In millions)	Location of Gain/(Loss)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(34.8)	$37.7	$10.6	$16.6
Interest rate swaps	Interest expense (3)	—	—	(1.9)	(2.5)	(2.4)	(3.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	6.8	3.8	(60.1)	10.0	—	—
Foreign currency forward contracts	Other expense (income), net (3)	—	—	(4.6)	14.0	1.1	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(349.4)	162.1	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense (income), net (2)	(235.2)	46.1	—	—	—	—
Total		$(228.4)	$49.9	$(450.8)	$221.3	$9.3	$13.4
____________
(1)At June 30, 2025, the Company expects that approximately $32.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2025			December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$223.1	$—	$—	$387.7	$—	$—
Total cash equivalents	223.1	—	—	387.7	—	—
Equity securities:
Exchange traded funds	58.3	—	—	54.8	—	—
Marketable securities	1.8	—	—	0.7	—	—
Total equity securities	60.1	—	—	55.5	—	—
CCPS in Biocon Biologics	—	—	950.0	—	—	1,349.8
Available-for-sale fixed income investments:
Corporate bonds	—	13.7	—	—	12.9	—
U.S. Treasuries	—	19.3	—	—	17.2	—
Agency mortgage-backed securities	—	2.2	—	—	3.2	—
Asset backed securities	—	4.2	—	—	4.4	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	39.7	—	—	38.0	—
Foreign exchange derivative assets	—	142.3	—	—	237.5	—
Interest rate swap derivative assets	—	0.1	—	—	24.1	—
Total assets at recurring fair value measurement	$283.2	$182.1	$950.0	$443.2	$299.6	$1,349.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$330.2	$—	$—	$125.8	$—
Interest rate swap derivative liabilities	—	52.7	—	—	—	—
Contingent consideration	—	—	367.2	—	—	556.1
Total liabilities at recurring fair value measurement	$—	$382.9	$367.2	$—	$125.8	$556.1

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
•CCPS in Biocon Biologics — The Company elected the fair value option for the CCPS under ASC 825. Through March 31, 2025, the CCPS were valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. During the second quarter of 2025, there was an observable third-party transaction that indicated the fair value of the CCPS was lower than the amount calculated utilizing the Monte Carlo simulation model. Accordingly, the Company recognized a reduction in the fair value of $284.0 million during the second quarter of 2025 based upon this third-party transaction. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the condensed consolidated statements of operations for that period. During the three months ended June 30, 2025 and 2024, the Company recorded a loss (gain) of $284.0 million and $(282.4) million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recorded a loss (gain) of $399.8 million and $(329.3) million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets.
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
Contingent Consideration
As of June 30, 2025 and December 31, 2024, the Company had a contingent consideration liability of $288.0 million and $378.0 million, respectively, related to the Idorsia Transaction. During the six months ended June 30, 2025, the Company recorded a fair value adjustment gain related to the Idorsia Transaction contingent consideration liability, primarily as a result of the February 25, 2025 letter agreement entered into that amended certain terms of the original development agreement for selatogrel and cenerimod. Refer to Note 4 Acquisitions and Other Transactions for additional information.

As of June 30, 2025 and December 31, 2024, the Company had a contingent consideration liability of $77.5 million and $176.3 million, respectively, related to the Respiratory Delivery Platform. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At June 30, 2025, discount rates ranging from 8.5% to 18.0%, and at December 31, 2024, discount rates ranging from 9.0% and 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2024 to June 30, 2025 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2024	$59.5	$496.6	$556.1
Payments	(19.9)	—	(19.9)
Reclassifications	(2.5)	2.5	—
Accretion	—	2.4	2.4
Fair value gain (3)	—	(171.4)	(171.4)
Balance at June 30, 2025	$37.1	$330.1	$367.2
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
12.Debt
For additional information, see Note 10 Debt in Viatris’ 2024 Form 10-K.
Receivables Facility
The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Amounts outstanding under the Receivables Facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of June 30, 2025	June 30, 2025	December 31, 2024
Current portion of long-term debt:
2026 Senior Notes **	3.950%	$1,673.5	$—
Other		0.8	0.6
Deferred financing fees		(1.2)	—
Current portion of long-term debt		$1,673.1	$0.6

Non-current portion of long-term debt:
2026 Senior Notes **	3.950%	$—	$1,672.8
2027 Euro Senior Notes ****	1.362%	1,019.5	899.4
2027 Senior Notes ***	2.300%	761.4	764.2
2028 Euro Senior Notes **	3.125%	881.1	773.7
2028 Senior Notes *	4.550%	749.4	749.3
2030 Senior Notes ***	2.700%	1,492.9	1,497.0
2032 Euro Senior Notes ****	1.908%	1,560.7	1,376.2
2040 Senior Notes ***	3.850%	1,633.6	1,637.1
2043 Senior Notes *	5.400%	497.6	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.9
2050 Senior Notes ***	4.000%	2,189.2	2,191.6
YEN Term Loan Facility	Variable	277.7	254.4
Other		2.2	2.2
Deferred financing fees		(21.5)	(24.3)
Long-term debt		$12,791.6	$14,038.9
____________
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Fair Value
At June 30, 2025 and December 31, 2024, the aggregate fair value of the Company’s outstanding notes was approximately $11.81 billion and $11.53 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2025 were as follows for each of the periods ending December 31:

(In millions)	Total
2025	$—
2026	1,953
2027	1,752
2028	1,634
2029	—
Thereafter	8,673
Total	$14,012

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2025	December 31, 2024
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.6)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	253.8	254.2
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(12.8)	32.3
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	80.2	492.6
Foreign currency translation adjustment	(2,985.0)	(3,990.8)
	$(2,664.4)	$(3,212.9)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2025 and 2024:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2025, net of tax			$9.0	$359.1	$(0.8)	$253.8	$(3,492.0)	$(2,870.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(29.5)	(355.2)	0.2	3.4	507.0	125.9
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.7)		(0.7)					(0.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			(29.0)	(355.2)	0.2	0.5	507.0	123.5
Income tax (benefit) provision			(7.2)	(76.3)	—	0.5	—	(83.0)
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(48.3)	(528.9)	0.8	6.1	1,005.8	435.5
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.6)		(10.6)					(10.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.4	2.4					2.4
Amortization of actuarial gain included in SG&A						(5.8)		(5.8)
Net other comprehensive (loss) earnings, before tax			(56.5)	(528.9)	0.8	0.3	1,005.8	421.5
Income tax (benefit) provision			(11.4)	(116.5)	0.2	0.7	—	(127.0)
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2024, net of tax			$13.6	$369.6	$(1.4)	$266.4	$(3,589.2)	$(2,941.0)
Other comprehensive earnings (loss) before reclassifications, before tax			17.1	68.4	—	(2.0)	(89.7)	(6.2)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.0)		(10.0)					(10.0)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Amortization of prior service costs included in SG&A						0.6		0.6
Amortization of actuarial gain included in SG&A						(4.2)		(4.2)
Net other comprehensive earnings (loss), before tax			8.7	68.4	—	(5.6)	(89.7)	(18.2)
Income tax provision (benefit)			2.1	14.8	—	(0.9)	—	16.0
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			50.8	237.5	(0.3)	(4.4)	(432.2)	(148.6)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(16.6)		(16.6)					(16.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.2	3.2					3.2
Amortization of prior service costs included in SG&A						1.1		1.1
Amortization of actuarial gain included in SG&A						(8.5)		(8.5)
Net other comprehensive earnings (loss), before tax			37.4	237.5	(0.3)	(11.8)	(432.2)	(169.4)
Income tax provision (benefit)			9.2	51.4	(0.1)	(2.1)	—	58.4
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)

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
◦Certain costs related to transactions and events such as: (i) purchase accounting adjustments, where we incur expenses associated with the amortization of fair value adjustments to inventory and property, plant and equipment; (ii) share-based compensation expense; (iii) acquisition-related costs, where we incur costs for executing the transaction, integrating the acquired operations and restructuring the combined company; and (iv) other significant items, which are substantive and/or unusual, and in some cases recurring, items (such as restructuring, including costs associated with facilities to be closed or divested, employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs, decommissioning and other restructuring related costs, and certain remediation costs) that are evaluated on an individual basis by management and that either as a result of their nature or size, would not be expected to occur as part of our normal business on a regular basis. Such special items can include, but are not limited to, non-acquisition-related restructuring costs, as well as costs incurred for asset impairments and costs, as well as gains and losses, related to disposals of assets or businesses, including those related to divestitures, and, as applicable, any associated transition activities;
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

	Three Months Ended June 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net Sales	$2,119.3	$588.9	$305.7	$555.1	$3,569.0
Other revenue	10.3	—	1.0	1.8	13.1
Total revenue	$2,129.6	$588.9	$306.7	$556.9	$3,582.1
Less:
Cost of sales	1,004.6	62.5	181.7	240.4	1,489.2
Selling, general and administration	249.5	124.6	41.3	78.4	493.8
Segment profitability	$875.5	$401.8	$83.7	$238.1	$1,599.1

Reconciliation of segment profit:
Intangible asset amortization expense					(583.3)
Intangible asset (including IPR&D) disposal & impairment charges					(2.2)
Research and development					(218.8)
Acquired IPR&D					—
Litigation settlements & other contingencies, net					47.6
Transaction related and other special items					(212.8)
Corporate and other unallocated					(396.6)
Earnings from operations					$233.0

	Six Months Ended June 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$4,011.0	$1,144.4	$581.8	$1,075.0	$6,812.2
Other revenues	17.2	—	2.0	5.0	24.2
Total revenues	$4,028.2	$1,144.4	$583.8	$1,080.0	$6,836.4
Less:
Cost of sales	1,930.8	123.3	358.2	453.2	2,865.5
Selling, general and administration	483.8	234.6	79.7	152.7	950.8
Segment profit	$1,613.6	$786.5	$145.9	$474.1	$3,020.1

Reconciliation of segment profit:
Intangible asset amortization expense					(1,154.5)
Intangible asset (including IPR&D) disposal & impairment charges					(2.2)
Impairment of goodwill					(2,936.8)
Research and development					(440.8)
Acquired IPR&D					(10.0)
Litigation settlements and other contingencies, net					121.1
Transaction related and other special items					(469.3)
Corporate and other unallocated					(776.8)
Loss from operations					$(2,649.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net Sales	$2,319.2	$539.0	$349.6	$578.1	$3,785.9
Other revenue	5.9	0.4	0.2	4.2	10.7
Total revenue	$2,325.1	$539.4	$349.8	$582.3	$3,796.6
Less:
Cost of sales	1,025.1	59.2	207.3	271.6	1,563.2
Selling, general and administration	292.3	130.8	41.2	78.0	542.3
Segment profitability	$1,007.7	$349.4	$101.3	$232.7	$1,691.1

Reconciliation of segment profit:
Intangible asset amortization expense					(597.2)
Intangible asset (including IPR&D) disposal & impairment charges					(102.0)
Impairment of goodwill					(321.0)
Research and development					(204.1)
Acquired IPR&D					7.8
Litigation settlements & other contingencies, net					(131.0)
Transaction related and other special items					(196.4)
Corporate and other unallocated					(387.1)
Loss from operations					$(239.9)

	Six Months Ended June 30, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$4,484.6	$1,082.9	$667.4	$1,204.5	$7,439.4
Other revenues	13.1	0.4	0.5	6.6	20.6
Total revenues	$4,497.7	$1,083.3	$667.9	$1,211.1	$7,460.0
Less:
Cost of sales	2,001.5	120.4	396.7	536.9	3,055.5
Selling, general and administration	575.2	247.2	82.6	162.0	1,067.0
Segment profit	$1,921.0	$715.7	$188.6	$512.2	$3,337.5

Reconciliation of segment profit:
Intangible asset amortization expense					(1,198.2)
Intangible asset (including IPR&D) disposal & impairment charges					(102.0)
Impairment of goodwill					(321.0)
Research and development					(403.8)
Acquired IPR&D					1.7
Litigation settlements and other contingencies, net					(207.8)
Transaction related and other special items					(398.7)
Corporate and other unallocated					(743.7)
Loss from operations					$(36.0)

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
Our potential maximum development milestones not accrued for at June 30, 2025 totaled approximately $398 million. We estimate that the amounts that may be paid through the end of 2025 to be approximately $24 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of June 30, 2025, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Income Taxes
Legislative Updates
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses, including permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. Consistent with ASC 740, Income Taxes, the effects of the changes in legislation are not included in the Company’s results for the three and six months ended June 30, 2025, but will be recognized in the period in which the legislation is enacted. The Company is still evaluating the impacts of the OBBBA, which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods, and cannot be reasonably determined at this time due to the complexity of the OBBBA and anticipated guidance from the U.S. Department of the Treasury.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in its condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2025 based on enacted law and regulatory guidance; however, its CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury, including with respect to the OBBBA.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the Organisation for Economic Co-operation and Development. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that, while the impact of the Pillar Two Rules in the countries that have enacted such rules effective for tax years ending on or before December 31, 2025 did increase its effective tax rate, the impact is not material to its results for the three and six months ended June 30, 2025. The Company will continue to monitor and evaluate the evolving tax legislation in the jurisdictions in which it operates which could impact future tax provision and financial results, such as the recently announced understanding between the U.S. and the Group of Seven of a side-by-side system that would fully exclude U.S. parented groups from certain provisions of the Pillar Two Rules.

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

The Company has recorded a net reserve for uncertain tax positions of $263.6 million and $277.0 million, including interest and penalties, in connection with its international audits at June 30, 2025 and December 31, 2024, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
EpiPen® Auto-Injector Litigation
On February 14, 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in a putative direct purchaser class action filed in the U.S. District Court for the District of Kansas relating to the pricing and/or marketing of the EpiPen® Auto-Injector. On September 21, 2021, Plaintiffs filed an amended complaint asserting federal antitrust claims which were based on allegations concerning a patent settlement between Pfizer and Teva and other alleged actions regarding the launch of Teva’s generic epinephrine auto-injector. Plaintiffs sought monetary damages, declaratory relief, attorneys’ fees and costs. In December 2024, the Company reached an agreement and paid $73.5 million to fully resolve this matter. The settlement was approved by the court and contains an express provision disclaiming and denying any wrongdoing by the Company. This matter is now closed.

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

The Company has a total accrual of approximately $25.0 million related to these matters at June 30, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.
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

The EDPA Court ordered the Clomipramine and Clobetasol direct and indirect purchaser cases to proceed as bellwethers. The Company is named only in the Clomipramine bellwether cases, wherein the EDPA Court certified both direct and indirect purchaser classes. Defendants filed petitions for permission to appeal those class certification decisions, which were granted by the U.S. Court of Appeals for the Third Circuit. These cases have been stayed pending a decision on the Defendants’ class certification appeals. The Defendants’ summary judgment motions remain pending. Plaintiffs are asserting damages of approximately $350 million in each of the Clomipramine bellwether cases, which are subject to trebling under federal law in the direct purchaser case or multipliers under certain state laws in the indirect purchaser case.

The EDPA Court has selected two additional cases to proceed as bellwether cases. The Company is named only in one of those cases, which is a non-class case filed by a direct and indirect purchaser against the Company and other manufacturers. The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all aspects of the cases, including the asserted damages.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-two states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products. The amended complaint also includes claims asserted by attorneys general of thirty-two states and the Commonwealth of Puerto Rico against certain individuals, including the

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Company’s former President, with respect to a single drug product. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed.

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its sales employees, alleging anticompetitive conduct with respect to additional generic drugs. The complaint was subsequently amended, including on November 22, 2024, to add states as plaintiffs. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a Company sales employee. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether. The Company has filed motions for summary judgment seeking to dismiss this case in its entirety, which remains pending.

The aforementioned complaints have been transferred back to the U.S. District Court for the District of Connecticut.

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

On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and a former officer/current director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania (“WDPA”) on behalf of certain purchasers of securities of Mylan N.V. (“WDPA Mylan N.V. Class Action Litigation”). The amended complaint includes allegations that defendants engaged in a scheme and made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Nashik and Morgantown manufacturing plants and inspections at the plants by the FDA. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. In July 2025, the Court held that Plaintiffs’ misstatements claim as to 1 of the 46 challenged statements, and their scheme claim, may proceed to discovery. The complaint seeks monetary damages, as well as the plaintiff’s fees and costs.

On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/current director of the Company, and certain former and current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserted claims which were based on allegations that were similar to

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
those in the ADIA Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs sought compensatory damages, costs and expenses and attorneys’ fees. The parties reached an agreement that resolves this matter and it is now closed.

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
In April 2025, the Company has reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, which has been initiated by a process to determine the level of participation in the settlement, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 and $40 million each, to help support state and local efforts to address opioid-related issues. The settlement framework is not an admission of wrongdoing or liability.
On January 13, 2023, the Company received a civil subpoena from the Attorney General of the State of New York seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. Beginning in January 2024, the Company received similar subpoenas from the Attorneys General of Alaska, Oregon, Utah, Maryland, and Louisiana. The Company is fully cooperating with these subpoena requests. Each of these States will have the option to participate in the settlement framework identified above.

The Company has accrued approximately $335 million in connection with the possible resolution of certain of these matters at June 30, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.2 million as of June 30, 2025 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Bodies of national health authorities in England, Wales, Scotland, and Northern Ireland filed a case in the English High Court against Servier, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. Servier has joined the generic companies, including the Company, as defendants in this litigation. The case has been transferred to the U.K. Competition Appeals Tribunal.

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
The Company has accrued approximately $66.8 million as of June 30, 2025 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Depo-Provera
Beginning in October 2024, the Company (including Greenstone LLC), Pfizer and certain entities related to Pfizer, and Prasco Labs have been named in a number of lawsuits filed in federal and state courts related to claims pertaining to Depo-Provera. Certain of these lawsuits include allegations that individual plaintiffs developed meningiomas purportedly as a result of the ingestion of Depo-Provera or its authorized generic equivalent and seek compensatory and punitive damages. Putative class complaints seeking relief in the form of medical monitoring for individuals from certain states who have taken Depo-Provera or its authorized generic equivalent, but have not developed meningiomas, have also been filed. In February 2025, the federal lawsuits were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. Pfizer is the new drug application holder of Depo-Provera and markets and sells the branded version of the product. Greenstone LLC was a subsidiary of Pfizer until the closing of the Combination and sold the authorized generic of Depo-Provera until the closing of the Combination. Concurrently with the closing of the Combination, Pfizer divested the authorized generic of Depo-Provera to Prasco Labs. In June 2025, the MDL court implemented a process whereby, with respect to current and future cases filed against the Company in this MDL, Plaintiffs must show why claims against the Company are appropriate. As a result of this process, the Company has been dismissed without prejudice from all cases pending in this MDL. The Company has also been dismissed without prejudice in certain state court cases. The Company has sought to tender its defense and is seeking indemnification for these claims from Pfizer pursuant to the Separation and Distribution Agreement and Pfizer is seeking cross-indemnification from the Company pursuant to the Separation and Distribution Agreement with respect to the authorized generic product previously sold by Greenstone LLC.

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
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and method of use patents expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, one of which is subject to a patent term extension to October 2028. Beginning in February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, the U.S. District Court for the Middle District of North Carolina, and the U.S. District Court for the Eastern District of Pennsylvania asserting infringement of the patents by the generic companies. The actions filed in Delaware, North Carolina and Pennsylvania have been dismissed and the remaining actions will proceed in New Jersey. The Company has entered into settlement agreements with Teva, Accord, Orbicular, Lupin, Qilu, and Eugia granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. Two ANDA filers remain in the litigation.

Tyrvaya
In June 2023, a generic company notified Oyster Point that it had filed an ANDA with the FDA seeking approval to market a generic version of Tyrvaya® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of six Orange Book listed patents that all have expiration dates in October 2035. In July 2023, Oyster Point brought a patent infringement action against the generic filer in the U.S. District Court of the District of New Jersey. In March 2024, Oyster Point filed an amended complaint asserting infringement with respect to four additional patents that were recently listed in the Orange Book for Tyrvaya® and also have expiration dates in October 2035. This lawsuit automatically stays FDA approval of the generic company’s ANDA until December 6, 2025, or until an adverse court decision, if any, whichever may occur earlier. Oyster Point has selected claims from five of the asserted Orange Book-listed patents for trial, which is scheduled to begin in September 2025.

Amitiza
In September 2023, Sawai Pharmaceutical Co. (“Sawai”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of patent term extensions for the JPP ‘4332353 patent (the ‘353 patent) relevant to Amitiza®, which the Company commercializes in Japan as a licensee of the relevant patents, including the ‘353 patent. Towa Pharmaceutical Co. Ltd. also filed a challenge to the ‘353 patent term extension in January 2024. Separately, in December 2023, Sawai filed an invalidity action with the JPO against the ‘353 patent itself. With the granted extensions, the ‘353 patent has expiration dates for the Company’s 24µg and 12µg strengths of April 2025 and April 2027, respectively. In April 2025 and June 2025, the JPO upheld the validity of the ‘353 patent and the ‘353 patent term extensions, respectively. Sawai has filed appeals against these JPO decisions with the Intellectual Property High Court, which are pending.

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of patent term extensions of five additional patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself.

In April 2025, Sawai filed an action before the Tokyo District Court alleging unfair competition and seeking to restrain the Company from communicating with the public and the Japan Ministry of Health Labor and Welfare about the patent coverage for Amitiza.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company has approximately $5.3 million accrued related to its intellectual property matters at June 30, 2025. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $8 million accrued related to these various other legal proceedings at June 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2024 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry for Amitiza® 24 μg may occur in Japan in December 2025 upon expiration of certain patent exclusivity.
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

Recent Developments
Goodwill Impairment
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first quarter of 2025, the Company experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025.

The Company also performed the annual goodwill impairment test as of April 1, 2025. There were no significant changes from the interim goodwill test performed at March 31, 2025 and the results were consistent with the interim goodwill impairment test. Also, no triggering events have been identified since the April 1, 2025 impairment test date.

For the March 31, 2025 interim goodwill impairment test, when compared to the prior year annual goodwill impairment test completed on April 1, 2024, the significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The significant increase in business risks and uncertainty led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test. In the first quarter of 2025, the Company recorded a non-cash goodwill impairment charge of $2.9 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.

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

While product continues to be shipped from the Indore facility to markets outside the U.S., as expected, we have also experienced a negative impact in other markets in the three and six months ended June 30, 2025, including the ARV business in Emerging Markets and select generic products in Europe.

We continue to anticipate negative impacts for the remainder of the year. The estimated negative impact to second quarter 2025 total revenues was approximately $160 million versus the second quarter of 2024 and the estimated negative impact to total revenues for the six months ended June 30, 2025 versus the six months ended June 30, 2024 was approximately $300 million. We currently estimate the negative impact to 2025 total revenues to be approximately $500 million and to 2025 earnings from operations to be approximately $385 million.

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

On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the joint development committee has been replaced with a transition committee to oversee the transition of both development programs to Viatris.

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
Share Repurchase Program
On February 28, 2022, the Company announced that its Board of Directors had authorized a share repurchase program for the repurchase of up to $1.0 billion of the Company’s shares of common stock. The Company subsequently announced that on February 26, 2024, its Board of Directors authorized a $1.0 billion increase to the Company’s previously announced $1.0 billion share repurchase program. As a result, the Company’s share repurchase program now authorizes the repurchase of up to $2.0 billion of the Company’s shares of common stock. Such repurchases may be made from time-to-time at the Company’s discretion and effected by any means, including but not limited to, open market repurchases, pursuant to plans in accordance with Rules 10b5-1 or 10b-18 under the Exchange Act, privately negotiated transactions (including accelerated stock repurchase programs) or any combination of such methods as the Company deems appropriate. The program does not have an expiration date. During the three months ended June 30, 2025, the Company repurchased approximately 20.2 million shares of common stock at a cost of approximately $175.0 million. During the six months ended June 30, 2025 and 2024, the Company repurchased approximately 38.9 million shares of common stock at a cost of approximately $350.4 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of June 30, 2025, the Company had repurchased a total of approximately 79.3 million shares of common stock at a cost of approximately $850.4 million under the program. The share repurchase program does not obligate the Company to acquire any particular amount of common stock.

Financial Summary
The table below is a summary of the Company’s financial results for the three and six months ended June 30, 2025 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$3,582.1	$3,796.6	$(214.5)
Gross profit	1,332.9	1,445.4	(112.5)
Earnings (loss) from operations	233.0	(239.9)	472.9
Net loss	(4.6)	(326.4)	321.8
Diluted loss per share	$—	$(0.27)	$0.27

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$6,836.4	$7,460.0	$(623.6)
Gross profit	2,494.1	2,949.4	(455.3)
Loss from operations	(2,649.2)	(36.0)	(2,613.2)
Net loss	(3,046.6)	(212.5)	(2,834.1)
Diluted loss per share	$(2.58)	$(0.18)	$(2.40)
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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended
	June 30,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$2,119.3	$2,319.2	(9)%	$(60.8)	$2,058.5	(11)%
Greater China	588.9	539.0	9%	(0.3)	588.6	9%
JANZ	305.7	349.6	(13)%	(4.7)	301.0	(14)%
Emerging Markets (3)	555.1	578.1	(4)%	4.3	559.4	(3)%
Total net sales	$3,569.0	$3,785.9	(6)%	$(61.5)	$3,507.5	(7)%

Other revenues (4)	13.1	10.7	NM	(0.3)	12.8	NM
Consolidated total revenues (3)(5)	$3,582.1	$3,796.6	(6)%	$(61.8)	$3,520.3	(7)%
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
(4)For the three months ended June 30, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $10.3 million, $1.0 million, and $1.8 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended June 30, 2025, Viatris reported total revenues of $3.58 billion, compared to $3.80 billion for the comparable prior year period, representing a decrease of $214.5 million, or 6%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.57 billion, compared to $3.79 billion for the comparable prior year period, representing a decrease of $216.9 million, or 6%. Other revenues for the current quarter were $13.1 million, compared to $10.7 million for the comparable prior year period.
Net sales decreased by approximately $212.2 million or 6% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $61.5 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU. On a constant currency basis, net sales from the remaining business decreased by approximately $66.2 million, or 2%, for the three months ended June 30, 2025 compared to the prior year period. The decrease was the result of net base business erosion of approximately $145.6 million, of which approximately $160 million related to the Indore Impact. This decrease was partially offset by new product sales, primarily in Developed Markets, of approximately $79.4 million. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 37% and 33% for the three months ended June 30, 2025 and 2024, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $199.9 million or 9% for the three months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $174.8 million or 8% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $60.8 million, or 3%. Constant currency net sales from the remaining business decreased by approximately $85.9 million or 4% when compared to the prior year period, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $110 million, partially offset by new product sales. Net sales within North America totaled approximately $870.1 million and net sales within Europe totaled approximately $1.25 billion.

Greater China Segment
Net sales from Greater China increased by $49.9 million or 9% for the three months ended June 30, 2025 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $0.3 million. Constant currency net sales increased by approximately $49.6 million or 9% when compared to the prior year period, primarily driven by strong growth across multiple channels, including e-commerce, retail, and private hospitals, as well as customer purchasing patterns. Divestitures did not have a significant impact on the net sales in either period.
JANZ Segment
Net sales from JANZ decreased by $43.9 million or 13% for the three months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $11.0 million, or 3%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $4.7 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $37.6 million, or 11%, when compared to the prior year period, driven primarily by lower volumes of existing products in Japan and Australia due to government price reductions and additional competition, and by the Indore Impact of approximately $3 million.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $23.0 million or 4% for the three months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $26.4 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $4.3 million, or 1%. Constant currency net sales from the remaining business increased by $7.7 million, or 1% when compared to the prior year period, primarily driven by higher volumes and pricing of existing products in certain Middle Eastern and Asian countries. These increases were partially offset by lower volumes in our ARV business, mainly as a result of the Indore Impact of approximately $45 million.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.35 billion for the three months ended June 30, 2024 to $2.25 billion for the three months ended June 30, 2025. The decrease in cost of sales was largely driven by the impact of the decrease in net sales, primarily as a result of the divestitures that closed during 2024 and the Indore Impact.
Gross profit for the three months ended June 30, 2025 was $1.33 billion and gross margins were 37%. For the three months ended June 30, 2024, gross profit was $1.45 billion and gross margins were 38%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the Indore Impact. Adjusted gross margins were approximately 57% for the three months ended June 30, 2025, compared to approximately 58% for the three months ended June 30, 2024.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 is as follows:

	Three Months Ended
	June 30,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$2,249.2	$2,351.2
Deduct:
Purchase accounting amortization and other related items	(597.8)	(709.9)
Acquisition and divestiture-related costs	(26.4)	(17.0)
Restructuring costs	(11.3)	(11.6)
Share-based compensation expense	(0.9)	(0.9)
Other special items, including restructuring related costs	(59.1)	(19.1)
Adjusted cost of sales	$1,553.7	$1,592.7

Adjusted gross profit (a)	$2,028.4	$2,203.9

Adjusted gross margin (a)	57%	58%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended June 30, 2025 was $218.8 million, compared to $204.1 million for the comparable prior year period, an increase of $14.7 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Selling, General and Administrative Expense
SG&A expense for the current quarter was $928.7 million, compared to $1.04 billion for the comparable prior year period, a decrease of $108.3 million. The decrease was primarily due to the impact of the divestitures, and lower acquisition and divestiture-related costs of approximately $60.2 million.

Impairment of Goodwill
During the prior year period, the Company recorded a goodwill impairment charge of $321.0 million related to its JANZ reporting unit in conjunction with its annual goodwill impairment test performed as of April 1, 2024.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended
	June 30,
(In millions)	2025	2024
Contingent consideration adjustment	$(37.7)	$(3.2)
Litigation settlements, net	(9.9)	134.2
Total litigation settlements and other contingencies, net	$(47.6)	$131.0

Refer to Note 4 Acquisitions and Other Transactions and Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment.

Also refer to Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information on litigation settlements, net.

Interest Expense
Interest expense for the three months ended June 30, 2025 totaled $116.6 million, compared to $145.8 million for the three months ended June 30, 2024, a decrease of $29.2 million. The decrease was primarily due to the impact of 2024 debt repayments.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the three months ended June 30, 2025 totaled $333.5 million, compared to $6.1 million for the three months ended June 30, 2024.

The increase in other expense, net was primarily driven by a loss of $284.0 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a net gain in the prior year period of $248.7 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics, and lower interest income of $11.1 million. This was partially offset by a decrease in loss on divestitures of $215.0 million compared to the prior year period. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the change in the fair value of the CCPS in Biocon Biologics.

Income Tax Benefit
For the three months ended June 30, 2025, the Company recognized an income tax benefit of $212.5 million, compared to an income tax benefit of $65.4 million for the comparable prior year period, an increase of $147.1 million. The benefit in the current year period is primarily driven by the loss before income taxes. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended
	June 30,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$4,011.0	$4,484.6	(11)%	$(27.5)	$3,983.5	(11)%
Greater China	1,144.4	1,082.9	6%	11.6	1,156.0	7%
JANZ	581.8	667.4	(13)%	7.5	589.3	(12)%
Emerging Markets (3)	1,075.0	1,204.5	(11)%	32.0	1,107.0	(8)%
Total net sales	$6,812.2	$7,439.4	(8)%	$23.6	$6,835.8	(8)%

Other revenues (4)	24.2	20.6	NM	(0.2)	24.0	NM
Consolidated total revenues (3)(5)	$6,836.4	$7,460.0	(8)%	$23.4	$6,859.8	(8)%
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
(4)For the six months ended June 30, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $17.2 million, $2.0 million, and $5.0 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the six months ended June 30, 2025, Viatris reported total revenues of $6.84 billion, compared to $7.46 billion for the comparable prior year period, representing a decrease of $623.6 million, or 8%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2025 were $6.81 billion, compared to $7.44 billion for the comparable prior year period, representing a decrease of $627.2 million, or 8%. Other revenues for the six months ended June 30, 2025 were $24.2 million, compared to $20.6 million for the comparable prior year period.
Net sales decreased by approximately $449.6 million or 6% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $23.6 million, or less than 1%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Japan, China, and countries in Emerging Markets. On a constant currency basis, net sales from the remaining business decreased by approximately $154.0 million, or 2%, for the six months ended June 30, 2025 compared to the prior year period. The decrease was the result of net base business erosion of approximately $300.4 million, of which approximately $300 million related to the Indore Impact. This decrease was partially offset by new product sales, primarily in Developed Markets, of approximately $146.4 million. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 37% and 33% for the six months ended June 30, 2025 and 2024, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $473.6 million or 11% for the six months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $354.5 million or 8% due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $27.5 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $146.6 million or 3% when compared to the prior year period, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $190 million, partially offset by new product sales. Net sales within North America totaled approximately $1.67 billion and net sales within Europe totaled approximately $2.34 billion.

Greater China Segment
Net sales from Greater China increased by $61.5 million or 6% for the six months ended June 30, 2025 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $11.6 million, or 1%. Constant currency net sales increased by approximately $73.6 million or 7% when compared to the prior year period, primarily driven by strong growth across multiple channels, including e-commerce, retail, and private hospitals, as well as customer purchasing patterns. Divestitures did not have a significant impact on the net sales in either period.
JANZ Segment
Net sales from JANZ decreased by $85.6 million or 13% for the six months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $20.8 million, or 3%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. This decrease was also partially driven by the unfavorable impact of foreign currency translation of approximately $7.5 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $57.3 million, or 9%, when compared to the prior year period, driven primarily by lower net sales of existing products in Japan and Australia due to government price reductions and additional competition, and by the Indore Impact of approximately $6 million.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $129.5 million or 11% for the six months ended June 30, 2025 when compared to the prior year period. Net sales decreased by approximately $73.8 million, or 6%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $32.0 million, or 3%. Constant currency net sales from the remaining business decreased by $23.7 million, or 2% when compared to the prior year period, primarily driven by lower volumes in our ARV business, mainly as a result of the Indore Impact of approximately $103 million. These decreases were partially offset by new product sales in certain Latin American countries and higher volumes and pricing of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales decreased from $4.51 billion for the six months ended June 30, 2024 to $4.34 billion for the six months ended June 30, 2025. The decrease in cost of sales was largely driven by the impact of the decrease in net sales, primarily as a result of the divestitures that closed during 2024 and the Indore Impact.
Gross profit for the six months ended June 30, 2025 was $2.49 billion and gross margins were 36%. For the six months ended June 30, 2024, gross profit was $2.95 billion and gross margins were 40%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the Indore Impact. Adjusted gross margins were approximately 56% for the six months ended June 30, 2025, compared to approximately 58% for the six months ended June 30, 2024.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is as follows:

	Six Months Ended
	June 30,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$4,342.3	$4,510.6
Deduct:
Purchase accounting amortization and other related items	(1,181.3)	(1,321.4)
Acquisition and divestiture-related costs	(38.6)	(23.3)
Restructuring costs	(31.1)	(15.6)
Share-based compensation expense	(2.2)	(1.7)
Other special items, including restructuring related costs	(100.7)	(47.3)
Adjusted cost of sales	$2,988.4	$3,101.3

Adjusted gross profit (a)	$3,848.0	$4,358.7

Adjusted gross margin (a)	56%	58%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the six months ended June 30, 2025 was $440.8 million, compared to $403.8 million for the comparable prior year period, an increase of $37.0 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Acquired IPR&D
Acquired IPR&D expense for the six months ended June 30, 2025 was $10.0 million, compared to $(1.7) million for the comparable prior year period, an increase of $11.7 million. The current period expense is related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.
Selling, General and Administrative Expense
SG&A expense for the six months ended June 30, 2025 was $1.88 billion, compared to $2.05 billion for the comparable prior year period, a decrease of $177.7 million. The decrease was primarily due to the impact of the divestitures, and lower acquisition and divestiture-related costs of approximately $108.9 million. These decreases were partially offset by higher restructuring costs of approximately $62.2 million.
Impairment of Goodwill
The Company performed an interim goodwill impairment test as of March 31, 2025, and in conjunction with the interim goodwill impairment test, the Company recorded a goodwill impairment charge of $2.94 billion in the first quarter of 2025. Refer to Note 10 Goodwill and Intangible Assets in Part I, Item 1 of this Form 10-Q for more information. During the prior year period, the Company recorded a goodwill impairment charge of $321.0 million related to its JANZ reporting unit in conjunction with its annual goodwill impairment test performed as of April 1, 2024.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30,
(In millions)	2025	2024
Contingent consideration adjustment	$(171.4)	$1.6
Litigation settlements, net	50.3	206.2
Total litigation settlements and other contingencies, net	$(121.1)	$207.8
Refer to Note 4 Acquisitions and Other Transactions and Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment.

Also refer to Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information on litigation settlements, net.

Interest Expense
Interest expense for the six months ended June 30, 2025 totaled $232.1 million, compared to $284.2 million for the six months ended June 30, 2024, a decrease of $52.1 million. The decrease was primarily due to the impact of 2024 debt repayments.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense (income), net for the six months ended June 30, 2025 totaled $432.8 million of expense, compared to $133.0 million of income for the six months ended June 30, 2024, a decrease of $565.8 million.

The decrease was primarily driven by a loss of $399.8 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a net gain in the prior year period of $295.5 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics, and lower interest income of $22.8 million. This was partially offset by a decrease in loss on divestitures of $107.7 million compared to the prior year period. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the change in the fair value of the CCPS in Biocon Biologics.

Income Tax (Benefit) Provision
For the six months ended June 30, 2025, the Company recognized an income tax benefit of $267.5 million, compared to an income tax provision of $25.3 million for the comparable prior year period, a change of $292.8 million. The benefit in the current year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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
•Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, certain remediation activities, asset write-downs, including other-than-temporary impairments of investments in equity or debt instruments, or liability adjustments;
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
Reconciliation of U.S. GAAP Net Loss to Adjusted Net Earnings and U.S. GAAP Loss Per Share to Adjusted EPS
A reconciliation between net loss and diluted loss per share as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2025		2024		2025		2024
U.S. GAAP net loss and U.S. GAAP diluted loss per share	$(4.6)	$—	$(326.4)	$(0.27)	$(3,046.6)	$(2.58)	$(212.5)	$(0.18)
Purchase accounting amortization (primarily included in cost of sales)	597.8		709.9		1,181.3		1,321.6
Impairment of goodwill (a)	—		321.0		2,936.8		321.0
Litigation settlements and other contingencies, net	(47.6)		131.0		(121.1)		207.8
Interest expense (primarily amortization of premiums and discounts on long term debt)	(9.5)		(3.2)		(18.7)		(14.4)
Loss on divestitures of businesses (included in other expense (income), net) (b)	43.8		258.8		80.7		188.4
Acquisition and divestiture-related costs (primarily included in SG&A) (c)	53.7		105.1		94.4		192.6
Restructuring costs (d)	26.6		21.1		119.5		40.7
Share-based compensation expense	37.1		34.7		92.3		81.4
Other special items included in:
Cost of sales (e)	59.1		19.1		100.7		47.3
Research and development expense	1.4		0.4		2.1		2.8
Selling, general and administrative expense	30.1		11.5		47.7		27.6
Other expense (income), net (f)	304.6		(233.7)		406.0		(278.2)
Tax effect of the above items and other income tax related items (g)	(366.5)		(222.8)		(548.8)		(286.9)
Adjusted net earnings and adjusted EPS	$726.0	$0.62	$826.5	$0.69	$1,326.3	$1.11	$1,639.2	$1.36
Weighted average diluted shares outstanding	1,176.8		1,197.7		1,189.9		1,203.6

Significant items include the following:
(a)For the six months ended June 30, 2025, includes a goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.
(b)For the three and six months ended June 30, 2025, consists of pre-tax charges related to the divestitures primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.
(c)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(d)For the three and six months ended June 30, 2025, charges include approximately $11.3 million and $31.1 million, respectively, in cost of sales, approximately $1.4 million and $2.2 million, respectively, in R&D, and approximately $14.0 million and $86.3 million, respectively, in SG&A.
(e)For the three and six months ended June 30, 2025, charges include incremental manufacturing variances at plants slated for sale or closure or undergoing remediation activities of approximately $36.7 million and $68.4 million, respectively.
(f)For the three and six months ended June 30, 2025, includes a loss of approximately $284.0 million and $399.8 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value.

(g)Adjusted for changes for uncertain tax positions.
Reconciliation of U.S. GAAP Net Loss to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net loss to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2025 compared to the prior year period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
U.S. GAAP net loss	$(4.6)	$(326.4)	$(3,046.6)	$(212.5)
Add / (deduct) adjustments:
Income tax (benefit) provision	(212.5)	(65.4)	(267.5)	25.3
Interest expense (a)	116.6	145.8	232.1	284.2
Depreciation and amortization (b)	678.3	786.3	1,343.0	1,477.3
EBITDA	$577.8	$540.3	$(1,739.0)	$1,574.3
Add / (deduct) adjustments:
Share-based compensation expense	37.1	34.7	92.3	81.4
Litigation settlements and other contingencies, net	(47.6)	131.0	(121.1)	207.8
Loss on divestitures of businesses	43.8	258.8	80.7	188.4
Impairment of goodwill	—	321.0	2,936.8	321.0
Restructuring, acquisition and divestiture-related and other special items (c)	467.7	(77.9)	752.6	28.4
Adjusted EBITDA	$1,078.8	$1,207.9	$2,002.3	$2,401.3
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Loss to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $755.2 million for the six months ended June 30, 2025. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $238.5 million to $755.2 million for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $993.7 million for the six months ended June 30, 2024. Net cash provided by operating activities is derived from net loss adjusted for non-cash operating items, including fair value adjustments related to the Biocon Biologics CCPS investment, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures that closed in 2024, and the timing of cash payments and collections.

Investing Activities
Net cash used in investing activities was $117.6 million for the six months ended June 30, 2025, as compared to net cash from investing activities of $221.5 million for the six months ended June 30, 2024, a decrease of $339.1 million.
In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $95.5 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2025 calendar year are expected to be approximately $300 million to $400 million.
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
Financing Activities
Net cash used in financing activities was $829.4 million for the six months ended June 30, 2025, as compared to $1.27 billion for the six months ended June 30, 2024, a decrease of $444.1 million.
In 2025, significant items in financing activities included the following:
•share repurchases of $350.4 million;
•cash dividends paid of $283.1 million; and
•net cash of $153.7 million paid on behalf of other partners, which is included in Other items, net.
In 2024, significant items in financing activities included the following:
•repayment of the 1.023% Euro Senior Notes at maturity of approximately $801.7 million;
•share repurchases of $250.0 million;
•cash dividends paid of $288.3 million; and
•receipt of $100.0 million in deferred consideration from the Biocon Biologics Transaction, and net cash of $28.8 million collected on behalf of other partners, including Biocon Biologics, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $566.4 million at June 30, 2025. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of June 30, 2025, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.

The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of June 30, 2025, the Company did not have any borrowings outstanding under the Receivables Facility.
Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility bear interest at the applicable base rates plus applicable margins and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets. In addition, the agreement governing the Receivables Facility contains various customary affirmative and negative covenants, and customary default and termination provisions.
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $123.0 million and $68.5 million of accounts receivable as of June 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of June 30, 2025 and December 31, 2024, we assigned and derecognized approximately $15.4 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.
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
For information regarding our dividends paid and declared and share repurchase program, refer to Note 9 Loss per Share included in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2025, refer to Note 12 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at June 30, 2025 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the six months ended June 30, 2025 and as of and for the year ended December 31, 2024. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	June 30, 2025	December 31, 2024
ASSETS
Current assets	$484.9	$786.7
Non-current assets	59,025.5	61,424.7

LIABILITIES AND EQUITY
Current liabilities	32,812.0	30,796.9
Non-current liabilities	11,127.9	12,779.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(498.4)	(1,206.6)
Net loss	(3,046.6)	(634.2)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $454.4 million accrued for legal contingencies at June 30, 2025.
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

Application of Critical Accounting Policies
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first quarter of 2025, the Company experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025.

The Company also performed the annual goodwill impairment test as of April 1, 2025. There were no significant changes from the interim goodwill test performed at March 31, 2025 and the results were consistent with the interim goodwill impairment test. Also, no triggering events have been identified since the April 1, 2025 impairment test date.
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

For the March 31, 2025 interim goodwill impairment test, when compared to the prior year annual goodwill impairment test completed on April 1, 2024, the significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates increased the Company’s business risks, including, but not limited to, the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions. The negative impact of any or all of these factors could be material. The significant increase in business risks and uncertainty led to an increase in discount rate assumptions impacting all reporting units as compared to the April 1, 2024 annual goodwill impairment test.

As of March 31, 2025 (prior to the impairment charges noted below), the allocation of the Company’s total goodwill was as follows: North America $3.09 billion, Europe $3.92 billion, Emerging Markets $1.17 billion, JANZ $0.30 billion and Greater China $0.92 billion.
In conjunction with its March 31, 2025 interim goodwill impairment test, the Company recorded the following impairment charges in the first quarter of 2025:

(In millions)	North America	Europe	JANZ	Emerging Markets	Total
Impairment charge	$707.0	$1,554.0	$300.8	$375.0	$2,936.8
For the North America reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.1%. A terminal year value was calculated with a negative 3.0% revenue growth rate applied. The discount rate utilized was 12.5% and the estimated tax rate was 24.8%.
For the Europe reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.3%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 12.0% and the estimated tax rate was 15.8%.
For the Emerging Markets reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 3.5%. A terminal year value was calculated with a 2.0% revenue growth rate applied. The discount rate utilized was 14.5% and the estimated tax rate was 16.7%.
For the JANZ reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately negative 0.9%. A terminal year value was calculated with a 1.0% revenue growth rate applied. The discount rate utilized was 8.5% and the estimated tax rate was 30.2%. After the goodwill impairment charge recorded during the first quarter of 2025, there is no remaining goodwill allocated to the JANZ reporting unit.

Following the goodwill impairment charges recorded in these reporting units, since the carrying value of the reporting units is equal to their estimated fair value as of March 31, 2025 and April 1, 2025, if market conditions or the projected results were to negatively change, it may be necessary to record further impairment charges to one or more of these reporting units in future periods. Any such future charges could be material.

For the Greater China reporting unit, the estimated fair value exceeded its carrying value by approximately $322.0 million or 5.8% for both the March 31, 2025 and April 1, 2025 goodwill impairment tests. As it relates to the discounted cash flow approach for the Greater China reporting unit at March 31, 2025 and April 1, 2025, the Company forecasted cash flows for the next 10 years. During the forecast period, the revenue compound annual growth rate was approximately 1.6%. A terminal year value was calculated with a negative 1.5% revenue growth rate applied. The discount rate utilized was 15.0% and the estimated tax rate was 24.7%. If all other assumptions are held constant, a reduction in the terminal value growth rate by 3.5% or an increase in discount rate by 1.0% would result in an impairment charge for the Greater China reporting unit.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2024 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
Except for the risk factor disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which is hereby incorporated by reference into this Part II, Item 1A of this Form 10-Q, there have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2024 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30, 2025	6,346,050	$8.33	6,346,050	$1,271,743,899
May 1 - May 31, 2025	13,897,492	8.79	13,897,492	1,149,630,459
June 1 - June 30, 2025	—	—	—	—
Total	20,243,542	$8.64	20,243,542	$1,149,630,459
____________
(a)Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations – Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended June 30, 2025, the Company repurchased approximately 20.2 million shares of common stock at a cost of approximately $175.0 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.
ITEM 5.     OTHER INFORMATION
    Trading Arrangements
On June 12, 2025, Corinne Le Goff, Chief Commercial Officer of the Company, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 7,032 shares of the Company’s common stock until all such shares are sold or July 31, 2026, whichever comes first.

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
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
August 7, 2025

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
August 7, 2025