Form 10-Q
period 2025-09-30
Viatris Inc
filed 2025-11-06
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 3, 2025 was 1,151,769,872.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2025

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

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share

EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2025
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
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
The estimated negative financial impact on 2025 total revenues and earnings (loss) from operations versus the comparable 2024 periods as a result of supply disruptions and the FDA issued warning letter and import alert related to our oral finished dose manufacturing facility in Indore, India

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Net sales	$3,747.5	$3,738.0	$10,559.7	$11,177.4
Other revenues	12.4	13.2	36.6	33.8
Total revenues	3,759.9	3,751.2	10,596.3	11,211.2
Cost of sales	2,388.4	2,292.0	6,730.7	6,802.6
Gross profit	1,371.5	1,459.2	3,865.6	4,408.6
Operating expenses:
Research and development	250.4	198.4	691.2	602.2
Acquired IPR&D	—	—	10.0	(1.7)
Selling, general and administrative	886.6	1,003.4	2,763.4	3,057.9
Impairment of goodwill	—	—	2,936.8	321.0
Litigation settlements and other contingencies, net	55.7	31.5	(65.4)	239.3
Total operating expenses	1,192.7	1,233.3	6,336.0	4,218.7
Earnings (loss) from operations	178.8	225.9	(2,470.4)	189.9
Interest expense	119.6	145.6	351.7	429.8
Other expense (income), net	67.1	(10.2)	499.9	(143.2)
(Loss) earnings before income taxes	(7.9)	90.5	(3,322.0)	(96.7)
Income tax provision (benefit)	120.3	(4.3)	(147.2)	21.0
Net (loss) earnings	$(128.2)	$94.8	$(3,174.8)	$(117.7)
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.11)	$0.08	$(2.70)	$(0.10)
Diluted	$(0.11)	$0.08	$(2.70)	$(0.10)
Weighted average shares outstanding:
Basic	1,164.6	1,193.5	1,176.7	1,193.3
Diluted	1,164.6	1,200.4	1,176.7	1,193.3

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) earnings	$(128.2)	$94.8	$(3,174.8)	$(117.7)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(74.0)	510.0	931.8	77.8
Change in unrecognized loss and prior service cost related to defined benefit plans	(3.9)	1.4	(3.6)	(10.4)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	11.5	(38.0)	(45.0)	(0.6)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	25.3	(248.0)	(503.6)	(10.5)
Net unrealized gain on available-for-sale fixed income securities	0.3	1.1	1.1	0.8
Other comprehensive (loss) earnings, before tax	(40.8)	226.5	380.7	57.1
Income tax provision (benefit)	8.0	(62.4)	(119.0)	(4.0)
Other comprehensive (loss) earnings, net of tax	(48.8)	288.9	499.7	61.1
Comprehensive (loss) earnings	$(177.0)	$383.7	$(2,675.1)	$(56.6)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Assets
Current assets:
Cash and cash equivalents	$975.3	$734.8
Accounts receivable, net	3,371.6	3,221.3
Inventories	4,111.4	3,854.1
Prepaid expenses and other current assets	1,493.1	1,710.5
Total current assets	9,951.4	9,520.7
Property, plant and equipment, net	2,626.2	2,666.1
Intangible assets, net	15,722.9	17,070.9
Goodwill	6,730.8	9,133.3
Deferred income tax benefit	999.0	753.0
Other assets	1,890.1	2,356.9
Total assets	$37,920.4	$41,500.9

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,793.4	$1,853.7
Income taxes payable	—	192.7
Current portion of long-term debt and other long-term obligations	1,951.9	8.3
Other current liabilities	3,618.8	3,724.7
Total current liabilities	7,364.1	5,779.4
Long-term debt	12,487.6	14,038.9
Deferred income tax liability	1,028.2	1,107.9
Other long-term obligations	1,822.9	1,939.2
Total liabilities	22,702.8	22,865.4
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,245,284,268 and 1,234,131,491 as of September 30, 2025 and December 31, 2024	12.5	12.3
Additional paid-in capital	18,890.7	18,921.6
Retained earnings	(48.2)	3,418.8
Accumulated other comprehensive loss	(2,713.2)	(3,212.9)
	16,141.8	19,139.8
Less: Treasury stock — at cost
Common stock shares: 86,122,122 and 40,483,663 as of September 30, 2025 and December 31, 2024	924.2	504.3
Total equity	15,217.6	18,635.5
Total liabilities and equity	$37,920.4	$41,500.9
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5
Net loss	—	—	—	(128.2)	—	—	—	(128.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.8)	(48.8)
Issuance of restricted stock and stock options exercised, net	172,798	—	0.2	—	—	—	—	0.2
Taxes related to the net share settlement of equity awards	—	—	(0.7)	—	—	—	—	(0.7)
Share-based compensation expense	—	—	36.0	—	—	—	—	36.0
Common stock repurchase	—	—	—	—	6,787,315	(68.4)	—	(68.4)
Issuance of common stock	63,913	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	(143.6)	—	—	—	—	(143.6)
Balance at September 30, 2025	1,245,284,268	$12.5	$18,890.7	$(48.2)	86,122,122	$(924.2)	$(2,713.2)	$15,217.6

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,174.8)	—	—	—	(3,174.8)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	499.7	499.7
Issuance of restricted stock and stock options exercised, net	10,943,849	0.2	14.2	—	—	—	—	14.4
Taxes related to the net share settlement of equity awards	—	—	(31.7)	—	—	—	—	(31.7)
Share-based compensation expense	—	—	128.3	—	—	—	—	128.3
Common stock repurchase	—	—	—	—	45,638,459	(419.9)	—	(419.9)
Issuance of common stock	208,928	—	1.9	—	—	—	—	1.9
Cash dividends declared, $0.36 per common share	—	—	(143.6)	(292.2)	—	—	—	(435.8)
Balance at September 30, 2025	1,245,284,268	$12.5	$18,890.7	$(48.2)	86,122,122	$(924.2)	$(2,713.2)	$15,217.6
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2024	1,233,752,840	$12.3	$18,853.3	$4,133.9	40,483,663	$(504.3)	$(2,975.2)	$19,520.0
Net earnings	—	—	—	94.8	—	—	—	94.8
Other comprehensive earnings, net of tax	—	—	—	—	—	—	288.9	288.9
Issuance of restricted stock and stock options exercised, net	257,290	—	3.4	—	—	—	—	3.4
Taxes related to the net share settlement of equity awards	—	—	(1.0)	—	—	—	—	(1.0)
Share-based compensation expense	—	—	32.4	—	—	—	—	32.4
Issuance of common stock	54,498	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(146.7)	—	—	—	(146.7)
Balance at September 30, 2024	1,234,064,628	$12.3	$18,888.7	$4,082.0	40,483,663	$(504.3)	$(2,686.3)	$19,792.4

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	—	—	(117.7)	—	—	—	(117.7)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	61.1	61.1
Issuance of restricted stock and stock options exercised, net	11,900,724	0.1	10.5	—	—	—	—	10.6
Taxes related to the net share settlement of equity awards	—	—	(52.2)	—	—	—	—	(52.2)
Share-based compensation expense	—	—	113.8	—	—	—	—	113.8
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Issuance of common stock	169,413	—	1.9	—	—	—	—	1.9
Cash dividends declared, $0.36 per common share	—	—	—	(440.0)	—	—	—	(440.0)
Balance at September 30, 2024	1,234,064,628	$12.3	$18,888.7	$4,082.0	40,483,663	$(504.3)	$(2,686.3)	$19,792.4

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,174.8)	$(117.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,031.5	2,147.0
Share-based compensation expense	128.3	113.8
Deferred income tax benefit	(228.3)	(518.7)
Loss on disposal of business	79.1	295.8
Acquired IPR&D	15.0	(12.7)
Impairment of goodwill	2,936.8	321.0
Other non-cash items	835.8	(180.6)
Litigation settlements and other contingencies, net	(45.1)	245.6
Changes in operating assets and liabilities:
Accounts receivable	62.7	(0.4)
Inventories	(122.2)	(687.8)
Accounts payable	(186.5)	(9.7)
Income taxes	(238.4)	286.9
Other operating assets and liabilities, net	(593.8)	(62.3)
Net cash provided by operating activities	1,500.1	1,820.2
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(350.0)
Capital expenditures	(182.3)	(185.6)
Purchase of marketable securities	(18.1)	(21.7)
Proceeds from the sale of marketable securities	18.1	21.7
Payments for product rights and other, net	(32.9)	(20.1)
(Purchases) refunds of IPR&D	(15.0)	12.7
Proceeds from sale of assets and subsidiaries	—	2,510.2
Proceeds from the sale of property, plant and equipment	13.7	2.2
Net cash (used in) provided by investing activities	(216.5)	1,969.4
Cash flows from financing activities:
Payments of long-term debt	—	(2,339.4)
Purchase of common stock	(415.4)	(250.0)
Change in short-term borrowings, net	1.7	1.5
Taxes paid related to net share settlement of equity awards	(30.3)	(53.3)
Contingent consideration payments	(13.1)	(31.5)
Payments of financing fees	(1.3)	(4.8)
Cash dividends paid	(423.0)	(431.5)
Issuance of common stock	2.0	1.9
Other items, net	(178.1)	196.9
Net cash used in financing activities	(1,057.5)	(2,910.2)
Effect on cash of changes in exchange rates	41.3	7.1
Net increase in cash, cash equivalents and restricted cash	267.4	886.5
Cash, cash equivalents and restricted cash — beginning of period	736.1	993.6
Cash, cash equivalents and restricted cash — end of period	$1,003.5	$1,880.1
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.General
The accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Viatris Inc. and subsidiaries were prepared in accordance with U.S. GAAP and the rules and regulations of the SEC for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive (loss) earnings, financial position, equity and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2024 Form 10-K. The December 31, 2024 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations and comprehensive (loss) earnings for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2025 and 2024, respectively:

(In millions)	Three Months Ended September 30, 2025 (a)
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,241.3	$612.3	$159.1	$424.1	$2,436.8
Generics	1,014.3	2.9	147.2	146.3	1,310.7
Total Viatris	$2,255.6	$615.2	$306.3	$570.4	$3,747.5

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Nine Months Ended September 30, 2025 (a)
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,382.5	$1,751.6	$461.4	$1,242.7	$6,838.2
Generics	2,884.1	8.0	426.7	402.7	3,721.5
Total Viatris	$6,266.6	$1,759.6	$888.1	$1,645.4	$10,559.7

(In millions)	Three Months Ended September 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,217.6	$559.4	$189.3	$395.9	$2,362.2
Generics	1,081.1	2.4	155.0	137.3	1,375.8
Total Viatris	$2,298.7	$561.8	$344.3	$533.2	$3,738.0

(In millions)	Nine Months Ended September 30, 2024
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,630.2	$1,636.9	$571.8	$1,195.5	$7,034.4
Generics	3,153.1	7.8	439.9	542.2	4,143.0
Total Viatris	$6,783.3	$1,644.7	$1,011.7	$1,737.7	$11,177.4
___________
(a)Amounts for the three and nine months ended September 30, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.
The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Select Key Global Products
Lipitor ®	$396.1	$375.6	$1,172.0	$1,112.9
Norvasc ®	179.7	168.9	534.7	507.1
EpiPen® Auto-Injectors	157.2	123.2	390.7	318.9
Lyrica ®	126.5	129.9	367.2	368.4
Viagra ®	105.2	100.2	304.0	307.0
Creon ®	93.1	84.6	266.9	237.8
Celebrex ®	73.3	74.1	206.7	218.5
Effexor ®	67.2	66.3	189.6	188.4
Zoloft ®	66.8	60.6	188.1	177.5
Xalabrands	38.6	41.2	116.4	129.3

Select Key Segment Products
Influvac ®	$125.4	$121.3	$130.8	$126.0
Yupelri ®	71.4	62.2	196.3	171.9
Amitiza ®	40.8	38.2	115.7	108.1
Xanax ®	34.2	38.6	100.4	108.5
Dymista ®	33.8	43.5	125.0	146.7
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts for the three and nine months ended September 30, 2025 include the impact of foreign currency translations compared to the prior year period.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Yupelri® and Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025 (a)	2024	2025 (a)	2024
Gross sales	$6,208.3	$6,336.0	$17,753.3	$18,894.5
Gross to net adjustments:
Chargebacks	(1,265.9)	(1,283.9)	(3,684.5)	(3,810.7)
Rebates, promotional programs and other sales allowances	(975.0)	(1,042.7)	(2,864.0)	(3,131.5)
Returns	(48.7)	(90.3)	(150.8)	(220.7)
Governmental rebate programs	(171.2)	(181.1)	(494.3)	(554.2)
Total gross to net adjustments	$(2,460.8)	$(2,598.0)	$(7,193.6)	$(7,717.1)
Net sales	$3,747.5	$3,738.0	$10,559.7	$11,177.4
___________
(a)Amounts for the three and nine months ended September 30, 2025 include the Indore Impact and the impact of foreign currency translations and divested businesses compared to the prior year period.
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2025. Such allowances were comprised of the following at September 30, 2025 and December 31, 2024, respectively:

(In millions)	September 30, 2025	December 31, 2024
Accounts receivable, net	$1,409.3	$1,547.0
Other current liabilities	1,083.2	989.4
Total	$2,492.5	$2,536.4
Accounts receivable, net was comprised of the following at September 30, 2025 and December 31, 2024, respectively:

(In millions)	September 30, 2025	December 31, 2024
Trade receivables, net	$2,912.1	$2,675.3
Other receivables	459.5	546.0
Accounts receivable, net	$3,371.6	$3,221.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $126.8 million and $68.5 million of accounts receivable as of September 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of September 30, 2025 and December 31, 2024, we assigned and derecognized approximately $51.6 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
3.Recent Accounting Pronouncements
Accounting Standards and Disclosure Rules Issued Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for, and disclosure of, internal-use software costs under ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software. ASU 2025-06 is intended to simplify and modernize the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages under Subtopic 350-40. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The guidance can be applied prospectively, retrospectively or under a modified transition approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the nine months ended September 30, 2025 and 2024, the Company incurred acquisition-related costs of approximately $14.8 million and $3.9 million, respectively, which were recorded primarily in SG&A in the condensed consolidated statements of operations.
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
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products, including additional indications, to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis during the three and nine months ended September 30, 2024.
On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the joint development committee has been replaced with a transition committee to oversee the transition of both development programs to Viatris. Refer to Note 11 Financial Instruments and Risk Management for additional information on the fair value adjustment to the Idorsia Transaction contingent consideration liability recorded during the nine months ended September 30, 2025 as a result of the February 25, 2025 letter agreement.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Acquisition of Aculys Pharma
On October 15, 2025, the Company acquired Aculys Pharma, Inc. (“Aculys Pharma”), a clinical stage biopharmaceutical company focused on commercializing innovative treatments for neurological conditions. Viatris received rights to develop and commercialize pitolisant and Spydia®, two assets in the CNS therapy area, further expanding Viatris' portfolio of innovative products in Japan. As part of the transaction, Viatris has acquired exclusive development and commercialization rights in Japan for pitolisant, a selective/inverse agonist of the histamine H3 receptor. The transaction also includes exclusive rights in Japan and certain other markets in the Asia-Pacific region for Spydia® Nasal Spray, which was approved in Japan in June 2025 for the treatment of status epilepticus. Under the terms of the acquisition agreement, the Company made a $35.0 million upfront payment to Aculys Pharma shareholders as consideration for the acquisition, with additional consideration contingent upon the achievement of specified regulatory and commercial milestones, and royalties on net sales. The transaction is expected to be accounted for as an asset acquisition, with the upfront payment expensed as Acquired IPR&D.

5.Divestitures
By the end of 2024, the Company had substantially completed the previously announced divestitures of its OTC Business, its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the majority of the Upjohn Distributor Markets.

During the three and nine months ended September 30, 2025, the Company recorded additional pre-tax (gain) charges of approximately $(1.6) million and $79.1 million, respectively, related to the divestitures. The additional charges were recorded as a component of Other Expense (Income), Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, some of which include various on-going financial obligations. During the three months ended September 30, 2025 and 2024, the Company recognized TSA income related to all divestitures of approximately $6.5 million and $27.5 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized TSA income related to all divestitures of approximately $36.3 million and $47.0 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2024	3,350,786	$35.94
Exercised	(16,129)	6.59
Forfeited	(608,203)	37.98
Outstanding at September 30, 2025	2,726,454	$35.67
Vested and expected to vest at September 30, 2025	2,725,215	$35.68
Exercisable at September 30, 2025	2,718,591	$35.74
As of September 30, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had average remaining contractual terms of 2.4 years. Also, at September 30, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had aggregate intrinsic values of less than $0.1 million.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2024 to September 30, 2025 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	29,083,934	$11.49
Granted	19,466,357	9.56
Released	(12,882,340)	10.93
Forfeited	(2,275,184)	11.26
Nonvested at September 30, 2025	33,392,767	$10.59
As of September 30, 2025, the Company had $200.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the nine months ended September 30, 2025 and 2024 was $120.9 million and $141.5 million, respectively.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Service cost	$7.4	$7.8	$22.3	$23.5
Interest cost	16.2	16.6	48.7	49.9
Expected return on plan assets	(16.8)	(16.9)	(50.4)	(50.7)
Amortization of prior service costs	—	0.5	—	1.6
Recognized net actuarial gains	(2.9)	(4.3)	(8.7)	(12.8)
Net periodic benefit cost	$3.9	$3.7	$11.9	$11.5
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

On July 17, 2025, the Company approved an amendment to terminate one of its defined benefit plans in the United States (the "U.S. Plan"). The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the end of 2026. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, the Company is currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of January 1, 2025, the U.S. Plan had an overfunded status of approximately $1.8 million.

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$975.3	$734.8	$1,878.7
Restricted cash, included in prepaid expenses and other current assets	28.2	1.3	1.4
Cash, cash equivalents and restricted cash	$1,003.5	$736.1	$1,880.1
Inventories

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$1,510.7	$1,345.9
Work in process	516.0	527.3
Finished goods	2,084.7	1,980.9
Inventories	$4,111.4	$3,854.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Prepaid expenses and other current assets

(In millions)	September 30, 2025	December 31, 2024
Prepaid expenses	$186.1	$140.9
Available-for-sale fixed income securities	40.4	38.0
Fair value of financial instruments	77.4	261.6
Equity securities	64.0	55.5
Deferred charge for taxes on intercompany profit	658.4	526.6
Income tax receivable	215.6	300.7
Other current assets	251.2	387.2
Prepaid expenses and other current assets	$1,493.1	$1,710.5
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	September 30, 2025	December 31, 2024
Machinery and equipment	$3,045.3	$2,894.7
Buildings and improvements	1,517.3	1,464.3
Construction in progress	429.2	397.1
Land and improvements	114.7	113.2
Gross property, plant and equipment	5,106.5	4,869.3
Accumulated depreciation	2,480.3	2,203.2
Property, plant and equipment, net	$2,626.2	$2,666.1
Other assets

(In millions)	September 30, 2025	December 31, 2024
CCPS in Biocon Biologics	850.0	1,349.8
Operating lease right-of-use assets	265.9	253.1
Other long-term assets	774.2	754.0
Other assets	$1,890.1	$2,356.9
Accounts payable

(In millions)	September 30, 2025	December 31, 2024
Trade accounts payable	$1,326.4	$1,355.3
Other payables	467.0	498.4
Accounts payable	$1,793.4	$1,853.7

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other current liabilities

(In millions)	September 30, 2025	December 31, 2024
Accrued sales allowances	$1,083.2	$989.4
Payroll and employee benefit liabilities	651.7	729.3
Legal and professional accruals, including litigation accruals	556.3	472.8
Contingent consideration	36.9	59.5
Accrued restructuring	34.0	63.4
Accrued interest	166.4	49.9
Fair value of financial instruments	131.2	125.8
Operating lease liability	111.9	87.1
Other	847.2	1,147.5
Other current liabilities	$3,618.8	$3,724.7
Other long-term obligations

(In millions)	September 30, 2025	December 31, 2024
Employee benefit liabilities	$479.3	$467.9
Contingent consideration	344.6	496.6
Tax related items, including contingencies	319.3	341.9
Operating lease liability	171.4	179.3
Accrued restructuring	129.5	128.5
Other	378.8	325.0
Other long-term obligations	$1,822.9	$1,939.2

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(128.2)	$94.8	$(3,174.8)	$(117.7)
Shares (denominator):
Weighted average shares outstanding	1,164.6	1,193.5	1,176.7	1,193.3
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.11)	$0.08	$(2.70)	$(0.10)

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(128.2)	$94.8	$(3,174.8)	$(117.7)
Shares (denominator):
Weighted average shares outstanding	1,164.6	1,193.5	1,176.7	1,193.3
Share-based awards	—	6.9	—	—
Total dilutive shares outstanding	1,164.6	1,200.4	1,176.7	1,193.3
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.11)	$0.08	$(2.70)	$(0.10)
Additional stock awards and Restricted Stock Awards were outstanding during the three and nine months ended September 30, 2025 and 2024, but were not included in the computation of diluted (loss) earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 12.9 million shares and 22.6 million shares for the three and nine months ended September 30, 2025, respectively, and 9.1 million shares and 20.5 million shares for the three and nine months ended September 30, 2024, respectively.
The Company paid a quarterly dividend of $0.12 per share on the Company’s issued and outstanding common stock in March 2025, June 2025, and September 2025. On November 3, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on December 15, 2025 to shareholders of record as of the close of business on November 24, 2025. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant.
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

During the three months ended September 30, 2025, the Company repurchased approximately 6.8 million shares of common stock at a cost of approximately $67.9 million. During the nine months ended September 30, 2025 and 2024, the Company repurchased approximately 45.6 million shares of common stock at a cost of approximately $418.3 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
As of September 30, 2025, the Company had repurchased a total of approximately 86.1 million shares of common stock at a cost of approximately $918.3 million under the program.

Additionally, subsequent to September 30, 2025, the Company repurchased approximately 8.1 million shares of common stock at a cost of approximately $82.1 million, bringing the total shares of common stock repurchased under the program to approximately 94.2 million at a cost of approximately $1.00 billion, in each case through and including November 5, 2025.

10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2024:	6,752.9	921.5	295.1	1,163.8	9,133.3
Impairment	(2,261.0)	—	(300.8)	(375.0)	(2,936.8)
Foreign currency translation	512.8	7.5	5.7	8.3	534.3
Balance at September 30, 2025:	$5,004.7	$929.0	$—	$797.1	$6,730.8
____________
(1)Balances as of September 30, 2025 and December 31, 2024 include an accumulated impairment loss of $3.19 billion and $929.0 million, respectively.
(2)Balances as of September 30, 2025 and December 31, 2024 include an accumulated impairment loss of $651.8 million and $351.0 million, respectively.
(3)Balances as of September 30, 2025 and December 31, 2024 include an accumulated impairment loss of $499.0 million and $124.0 million, respectively.

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
In conjunction with its April 1, 2024 annual goodwill impairment test, the Company recorded a goodwill impairment charge of $321.0 million during the second quarter of 2024 related to its JANZ reporting unit. The impairment charge was primarily the result of a 1.0% increase in the discount rate and a 0.5% reduction in the terminal growth rate assumption for the reporting unit compared with the assumptions used for the April 1, 2023 annual goodwill impairment test.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible Assets, Net
Intangible assets consist of the following components at September 30, 2025 and December 31, 2024:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2025
Product rights, licenses and other (1)	13	$34,810.2	$19,865.1	$14,945.1
In-process research and development		777.8	—	777.8
		$35,588.0	$19,865.1	$15,722.9
December 31, 2024
Product rights, licenses and other (1)	13	$33,348.5	$17,091.8	$16,256.7
In-process research and development		814.2	—	814.2
		$34,162.7	$17,091.8	$17,070.9
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

On July 18, 2025, the Company announced that a randomized, double-masked, vehicle-controlled, Phase 3 study to evaluate the efficacy and safety of pimecrolimus 0.3% (MR-139) ophthalmic ointment in subjects with blepharitis did not meet its primary endpoint of complete resolution of debris after six weeks of twice daily dosing. The Company is evaluating the appropriate next steps for the Phase 3 program, which may include revising the planned additional Phase 3 study. At September 30, 2025, the Company has an IPR&D asset of approximately $72 million related to this program in the condensed consolidated financial statements.

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2025	2024	2025	2024
Intangible asset amortization expense	$593.4	$574.7	$1,747.9	$1,772.9
IPR&D intangible asset impairment charges	—	—	2.2	102.0
Total intangible asset amortization expense (including disposal & impairment charges)	$593.4	$574.7	$1,750.1	$1,874.9

Intangible asset amortization expense over the remainder of 2025 and for the years ending December 31, 2026 through 2029 is estimated to be as follows:

(In millions)
2025	$595
2026	2,329
2027	2,107
2028	1,846
2029	1,240

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2025	December 31, 2024
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€2,850.0	€2,850.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
At September 30, 2025, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $270.4 million.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling €500 million with settlement dates through 2026. The transactions hedge a portion of the Company’s net investment in certain Yen- and Euro-functional currency subsidiaries. All changes in the fair value of these derivative instruments, which are designated as net investment hedges, are marked-to-market using the current spot exchange rate as of the end of the period. The portion of these changes related to the excluded component will be amortized in interest expense over the life of the derivative while the remainder will be recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps will be reflected in operating cash flows. During the third quarter of 2025, the Company terminated its Yen fixed-rate cross-currency interest rate swaps in exchange for $3.4 million in cash proceeds, net of fees.
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
During the second quarter of 2025, the Company executed foreign currency forward contracts with notional amounts totaling Chinese Renminbi 1.42 billion (approximately $200 million) maturing in December 2026 and Chinese Renminbi 695 million (approximately $100 million) maturing in December 2027. The transactions hedge a portion of the Company’s net investment in certain Chinese Renminbi functional currency subsidiaries. The contracts were designated as net investment hedges.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2025 Fair Value	December 31, 2024 Fair Value	Balance Sheet Location	September 30, 2025 Fair Value	December 31, 2024 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$—	$24.1	Other current liabilities	$50.4	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	4.4	39.2	Other current liabilities	13.6	—
Foreign currency forward contracts		—	—	Other long-term obligations	4.3	—
Total derivatives designated as hedges		4.4	63.3		68.3	—
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	73.0	198.3	Other current liabilities	67.2	125.8
Total derivatives not designated as hedges		73.0	198.3		67.2	125.8
Total derivatives		$77.4	$261.6		$135.5	$125.8

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$6.2	$(27.5)	$(2.1)	$5.9
Interest rate swaps	Interest expense (3)	—	—	(0.9)	(1.2)	(1.2)	(1.6)
Interest rate swaps	Other expense (income), net (3)	—	—	—	—	—	(3.4)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	2.7	3.4	1.9	(21.7)	—	—
Foreign currency forward contracts	Other expense (income), net (3)	—	—	1.2	(4.3)	1.2	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	18.0	(168.4)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense (income), net (2)	168.4	(91.3)	—	—	—	—
Total		$171.1	$(87.9)	$26.4	$(223.1)	$(2.1)	$0.9

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2025	2024	2025	2024	2025	2024
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(28.6)	$10.2	$8.5	$22.5
Interest rate swaps	Interest expense (3)	—	—	(2.8)	(3.7)	(3.6)	(4.8)
Interest rate swaps	Other expense (income), net (3)	—	—	—	—	—	(3.4)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	9.5	7.2	(58.2)	(11.7)	—	—
Foreign currency forward contracts	Other expense (income), net (3)	—	—	(3.4)	9.7	2.3	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	(331.4)	(6.3)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense (income), net (2)	(66.8)	(45.2)	—	—	—	—
Total		$(57.3)	$(38.0)	$(424.4)	$(1.8)	$7.2	$14.3
____________
(1)At September 30, 2025, the Company expects that approximately $22.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2025			December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$654.7	$—	$—	$387.7	$—	$—
Total cash equivalents	654.7	—	—	387.7	—	—
Equity securities:
Exchange traded funds	61.0	—	—	54.8	—	—
Marketable securities	3.0	—	—	0.7	—	—
Total equity securities	64.0	—	—	55.5	—	—
CCPS in Biocon Biologics	—	—	850.0	—	—	1,349.8
Available-for-sale fixed income investments:
Corporate bonds	—	13.9	—	—	12.9	—
U.S. Treasuries	—	20.7	—	—	17.2	—
Agency mortgage-backed securities	—	1.6	—	—	3.2	—
Asset backed securities	—	3.9	—	—	4.4	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	40.4	—	—	38.0	—
Foreign exchange derivative assets	—	77.4	—	—	237.5	—
Interest rate swap derivative assets	—	—	—	—	24.1	—
Total assets at recurring fair value measurement	$718.7	$117.8	$850.0	$443.2	$299.6	$1,349.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$85.1	$—	$—	$125.8	$—
Interest rate swap derivative liabilities	—	50.4	—	—	—	—
Contingent consideration	—	—	381.5	—	—	556.1
Total liabilities at recurring fair value measurement	$—	$135.5	$381.5	$—	$125.8	$556.1

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
•CCPS in Biocon Biologics — The Company elected the fair value option for the CCPS under ASC 825. Through March 31, 2025, the CCPS were valued using a Monte Carlo simulation model using Level 3 inputs. The fair value of the CCPS is sensitive to changes in the forecasts of operating metrics, changes in volatility and discount rates, and share dilution. During the second quarter of 2025, there was an observable third-party transaction that indicated the fair value of the CCPS was lower than the amount calculated utilizing the Monte Carlo simulation model. Accordingly, the Company recognized a reduction in the fair value of $284.0 million during the second quarter of 2025 based upon this third-party transaction. During the third quarter of 2025, the Company recognized an additional reduction in the fair value of $100.0 million as a result of the impact of certain business and market factors. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the condensed consolidated statements of operations for that period. During the three months ended September 30, 2025 and 2024, the Company recorded a loss (gain) of $100.0 million and $(39.4) million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded a loss (gain) of $499.8 million and $(368.7) million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets.
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

Contingent Consideration
As of September 30, 2025 and December 31, 2024, the Company had a contingent consideration liability of $300.0 million and $378.0 million, respectively, related to the Idorsia Transaction. During the nine months ended September 30, 2025, the Company recorded a fair value adjustment gain related to the Idorsia Transaction contingent consideration liability, primarily as a result of the February 25, 2025 letter agreement entered into that amended certain terms of the original development agreement for selatogrel and cenerimod. Refer to Note 4 Acquisitions and Other Transactions for additional information.

As of September 30, 2025 and December 31, 2024, the Company had a contingent consideration liability of $79.8 million and $176.3 million, respectively, related to the Respiratory Delivery Platform. The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At September 30, 2025, discount rates ranging from 8.5% to 18.0%, and at December 31, 2024, discount rates ranging from 9.0% and 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2024 to September 30, 2025 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2024	$59.5	$496.6	$556.1
Payments	(27.7)	—	(27.7)
Reclassifications	5.1	(5.1)	—
Accretion	—	3.4	3.4
Fair value gain (3)	—	(150.3)	(150.3)
Balance at September 30, 2025	$36.9	$344.6	$381.5
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2025	September 30, 2025	December 31, 2024
Current portion of long-term debt:
2026 Senior Notes **	3.950%	$1,673.9	$—
YEN Term Loan Facility	Variable	270.4	—
Other		0.9	0.6
Deferred financing fees		(0.9)	—
Current portion of long-term debt		$1,944.3	$0.6

Non-current portion of long-term debt:
2026 Senior Notes **	3.950%	$—	$1,672.8
2027 Euro Senior Notes ****	1.362%	1,012.7	899.4
2027 Senior Notes ***	2.300%	760.0	764.2
2028 Euro Senior Notes **	3.125%	877.4	773.7
2028 Senior Notes *	4.550%	749.4	749.3
2030 Senior Notes ***	2.700%	1,490.8	1,497.0
2032 Euro Senior Notes ****	1.908%	1,550.6	1,376.2
2040 Senior Notes ***	3.850%	1,631.9	1,637.1
2043 Senior Notes *	5.400%	497.6	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.9
2050 Senior Notes ***	4.000%	2,188.0	2,191.6
YEN Term Loan Facility	Variable	—	254.4
Other		2.4	2.2
Deferred financing fees		(21.0)	(24.3)
Long-term debt		$12,487.6	$14,038.9
____________
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

Fair Value
At September 30, 2025 and December 31, 2024, the aggregate fair value of the Company’s outstanding notes was approximately $11.98 billion and $11.53 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2025 were as follows for each of the periods ending December 31:

(In millions)	Total
2025	$—
2026	1,945
2027	1,747
2028	1,630
2029	—
Thereafter	8,667
Total	$13,989

13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2025	December 31, 2024
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.4)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	250.4	254.2
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(4.2)	32.3
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	100.0	492.6
Foreign currency translation adjustment	(3,059.0)	(3,990.8)
	$(2,713.2)	$(3,212.9)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2025 and 2024:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)
Other comprehensive (loss) earnings before reclassifications, before tax			8.2	25.3	0.3	(1.0)	(74.0)	(41.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.1		2.1					2.1
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			11.5	25.3	0.3	(3.9)	(74.0)	(40.8)
Income tax (benefit) provision			2.9	5.5	0.1	(0.5)	—	8.0
Balance at September 30, 2025, net of tax			$(4.2)	$100.0	$(0.4)	$250.4	$(3,059.0)	$(2,713.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(40.1)	(503.6)	1.1	5.1	931.8	394.3
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.5)		(8.5)					(8.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of actuarial gain included in SG&A						(8.7)		(8.7)
Net other comprehensive (loss) earnings, before tax			(45.0)	(503.6)	1.1	(3.6)	931.8	380.7
Income tax (benefit) provision			(8.5)	(111.0)	0.3	0.2	—	(119.0)
Balance at September 30, 2025, net of tax			$(4.2)	$100.0	$(0.4)	$250.4	$(3,059.0)	$(2,713.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2024, net of tax			$20.2	$423.2	$(1.4)	$261.7	$(3,678.9)	$(2,975.2)
Other comprehensive earnings (loss) before reclassifications, before tax			(37.1)	(248.0)	1.1	5.2	510.0	231.2
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(5.9)		(5.9)					(5.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.6	1.6					1.6
Loss on interest rate swaps classified as cash flow hedges, included in other income, net		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						0.5		0.5
Amortization of actuarial gain included in SG&A						(4.3)		(4.3)
Net other comprehensive earnings (loss), before tax			(38.0)	(248.0)	1.1	1.4	510.0	226.5
Income tax provision (benefit)			(9.7)	(53.6)	0.3	0.6	—	(62.4)
Balance at September 30, 2024, net of tax			$(8.1)	$228.8	$(0.6)	$262.5	$(3,168.9)	$(2,686.3)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			13.7	(10.5)	0.8	0.8	77.8	82.6
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(22.5)		(22.5)					(22.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Loss on interest rate swaps classified as cash flow hedges, included in other income, net		3.4	3.4					3.4
Amortization of prior service costs included in SG&A						1.6		1.6
Amortization of actuarial gain included in SG&A						(12.8)		(12.8)
Net other comprehensive earnings (loss), before tax			(0.6)	(10.5)	0.8	(10.4)	77.8	57.1
Income tax provision (benefit)			(0.5)	(2.2)	0.2	(1.5)	—	(4.0)
Balance at September 30, 2024, net of tax			$(8.1)	$228.8	$(0.6)	$262.5	$(3,168.9)	$(2,686.3)

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

	Three Months Ended September 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,255.6	$615.2	$306.3	$570.4	$3,747.5
Other revenues	10.0	—	1.0	1.4	12.4
Total revenues	$2,265.6	$615.2	$307.3	$571.8	$3,759.9
Less:
Cost of sales	1,092.5	65.4	199.2	264.6	1,621.7
Selling, general and administration	229.0	133.0	37.9	73.6	473.5
Segment profit	$944.1	$416.8	$70.2	$233.6	$1,664.7

Reconciliation of segment profit:
Intangible asset amortization expense					(593.4)
Research and development					(250.4)
Litigation settlements & other contingencies, net					(55.7)
Transaction related and other special items					(205.6)
Corporate and other unallocated					(380.8)
Earnings from operations					$178.8

	Nine Months Ended September 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$6,266.6	$1,759.6	$888.1	$1,645.4	$10,559.7
Other revenues	27.2	—	3.0	6.4	36.6
Total revenues	$6,293.8	$1,759.6	$891.1	$1,651.8	$10,596.3
Less:
Cost of sales	3,023.3	188.7	557.4	717.8	4,487.2
Selling, general and administration	712.8	367.6	117.6	226.3	1,424.3
Segment profit	$2,557.7	$1,203.3	$216.1	$707.7	$4,684.8

Reconciliation of segment profit:
Intangible asset amortization expense					(1,747.9)
Intangible asset (including IPR&D) disposal & impairment charges					(2.2)
Impairment of goodwill					(2,936.8)
Research and development					(691.2)
Acquired IPR&D					(10.0)
Litigation settlements & other contingencies, net					65.4
Transaction related and other special items					(674.9)
Corporate and other unallocated					(1,157.6)
Loss from operations					$(2,470.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,298.7	$561.8	$344.3	$533.2	$3,738.0
Other revenues	9.5	0.4	1.2	2.1	13.2
Total revenues	$2,308.2	$562.2	$345.5	$535.3	$3,751.2
Less:
Cost of sales	1,018.0	65.3	202.5	249.0	1,534.8
Selling, general and administration	248.1	134.7	40.1	78.1	501.0
Segment profit	$1,042.1	$362.2	$102.9	$208.2	$1,715.4

Reconciliation of segment profit:
Intangible asset amortization expense					(574.7)
Research and development					(198.4)
Litigation settlements & other contingencies, net					(31.5)
Transaction related and other special items					(303.6)
Corporate and other unallocated					(381.3)
Earnings from operations					$225.9

	Nine Months Ended September 30, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$6,783.3	$1,644.7	$1,011.7	$1,737.7	$11,177.4
Other revenues	22.6	0.8	1.7	8.7	33.8
Total revenues	$6,805.9	$1,645.5	$1,013.4	$1,746.4	$11,211.2
Less:
Cost of sales	3,019.5	185.7	599.2	785.9	4,590.3
Selling, general and administration	823.3	381.9	122.7	240.1	1,568.0
Segment profit	$2,963.1	$1,077.9	$291.5	$720.4	$5,052.9

Reconciliation of segment profit:
Intangible asset amortization expense					(1,772.9)
Intangible asset (including IPR&D) disposal & impairment charges					(102.0)
Impairment of goodwill					(321.0)
Research and development					(602.2)
Acquired IPR&D					1.7
Litigation settlements & other contingencies, net					(239.3)
Transaction related and other special items					(702.3)
Corporate and other unallocated					(1,125.0)
Loss from operations					$189.9

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
Our potential maximum development milestones not accrued for at September 30, 2025 totaled approximately $398 million. This amount does not include milestones related to the acquisition of Aculys Pharma in October 2025. Refer to Note 4 Acquisitions and Other Transactions. We estimate that the amounts that may be paid through the end of 2025 to be approximately $2 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. Under the terms of the license and commercialization agreement, as of September 30, 2025, Mapi is eligible to receive regulatory approval and commercial launch milestone payments of up to $90.0 million. Additionally, upon commercial launch of GA Depot, Mapi is eligible to receive potential contingent payments, such as tiered royalties and tiered sales-based milestones.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
16.Income Taxes
Legislative Updates
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses, including permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The OBBBA did not have a significant impact on the Company’s provision for income taxes and deferred tax assets for the three and nine months ended September 30, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in its condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The share repurchase and authorization amounts otherwise disclosed in this Form 10-Q exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2025 based on enacted law and regulatory guidance; however, its CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury, including with respect to the OBBBA.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two Rules”) proposed by the Organisation for Economic Co-operation and Development. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that, while the impact of the Pillar Two Rules in the countries that have enacted such rules effective for tax years ending on or before December 31, 2025 did increase its effective tax rate, the impact is not material to its results for the three and nine months ended September 30, 2025. The Company will continue to monitor and evaluate the evolving tax legislation in the jurisdictions in which it operates which could impact future tax provision and financial results, such as the recently announced understanding between the U.S. and the Group of Seven of a side-by-side system that would fully exclude U.S. parented groups from certain provisions of the Pillar Two Rules.

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

The Company has recorded a net reserve for uncertain tax positions of $270.4 million and $277.0 million, including interest and penalties, in connection with its international audits at September 30, 2025 and December 31, 2024, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2015 through 2024, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2013 through 2024.
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

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. Class certification was denied. The case is proceeding with Rochester Drug Company, Dakota Drug, and Morris & Dickson Company as plaintiffs and they seek monetary damages, attorneys’ fees and costs. The Company has resolved this matter and the case has been dismissed.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In January 2025, the State of Indiana filed a complaint in Superior Court in Marion County, Indiana against the Company and other non-Viatris affiliated companies alleging harm under Indiana state laws, including antitrust and consumer protection laws, and unjust enrichment claims. Indiana generally seeks monetary damages, restitution, disgorgement, civil penalties, injunctive relief, and attorneys’ fees and costs. The Company has reached a settlement-in-principle with the State of Indiana to resolve this matter.
In June 2024, the Company received a civil subpoena from the Attorney General of the State of Mississippi seeking information relating to the sales and/or marketing of EpiPen® Auto-Injector. The Company is fully cooperating with this request and is in advanced discussions or has reached settlements-in-principle with certain other State Attorneys General regarding related issues.

The issues covered in the Indiana complaint, Mississippi subpoena, and discussions or settlements-in-principle with certain other States, generally relate to issues from litigations and/or investigations that have been previously disclosed, including the indirect purchaser class action that was resolved in 2022 and the direct purchaser litigation matters described above, which are now also resolved.

The Company has a total accrual of approximately $50.0 million related to these matters at September 30, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.
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

The EDPA Court ordered the Clomipramine and Clobetasol direct and indirect purchaser cases to proceed as bellwethers. The Company is named only in the Clomipramine bellwether cases, wherein the EDPA Court certified both direct and indirect purchaser classes. Defendants filed petitions for permission to appeal those class certification decisions, which were granted by the U.S. Court of Appeals for the Third Circuit. These cases have been stayed pending a decision on the Defendants’ class certification appeals. The Defendants’ summary judgment motions in the direct purchaser case was denied and was largely denied with some narrowing of claims, and potentially reducing claimed damages, in the indirect purchaser case. Plaintiffs are asserting damages of approximately $350 million in each of the Clomipramine bellwether cases, which are subject to trebling under federal law in the direct purchaser case or multipliers under certain state laws in the indirect purchaser case.

The EDPA Court has selected additional cases to proceed as bellwethers. The Company is named only in one of the cases scheduled for trial, which is a non-class case filed by a direct and indirect purchaser against the Company and other manufacturers and the trial is scheduled to begin in September 2026. The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all aspects of the cases, including the asserted damages.

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

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether. The Company has filed motions for summary judgment, which remain pending.

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

On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/current director of the Company, and certain former and current employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserted claims which were based on allegations that were similar to those in the ADIA Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs sought compensatory damages, costs and expenses and attorneys’ fees. The parties reached an agreement that resolves this matter and it is now closed.

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s current and former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, a director, and a former officer and director (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs’ appeal to the United States Court of Appeals for the Third Circuit was rejected in November 2025.

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

In April 2025, a putative class action complaint, which was subsequently amended in September 2025, was filed against the Company and certain of the Company’s officers, one of whom is also a director, in the WDPA on behalf of certain purchasers of the Company’s securities. The amended complaint alleges that defendants made false or misleading statements or omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to regulatory issues and actions concerning the Company’s Indore manufacturing facility. Plaintiffs seek certification of a class of purchasers of Company securities between February 28, 2024 and February 26, 2025. Plaintiffs seek various forms of relief, including damages, costs and fees.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In April 2025, the Company reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, which has been initiated by a process to determine the level of participation in the settlement, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 and $40 million each, to help support state and local efforts to address opioid-related issues. The settlement framework is not an admission of wrongdoing or liability.
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

The Company has accrued approximately $335 million in connection with the possible resolution of certain of these matters at September 30, 2025, which is included in other current liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.0 million as of September 30, 2025 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $67.3 million as of September 30, 2025 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. A similar lawsuit pertaining to valsartan is pending in Israel. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL. The Company has also received requests to indemnify purchasers of the Company’s API and/or finished dose forms of these products. The Company has reached an agreement in principle to resolve the valsartan personal injury lawsuits in the U.S.

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

Depo-Provera
Beginning in October 2024, the Company (including Greenstone LLC), Pfizer and certain entities related to Pfizer, and Prasco Labs were named in a number of lawsuits filed in federal and state courts related to claims pertaining to Depo-Provera. Certain of these lawsuits include allegations that individual plaintiffs developed meningiomas purportedly as a result of the ingestion of Depo-Provera or its authorized generic equivalent and seek compensatory and punitive damages. Putative class complaints seeking relief in the form of medical monitoring for individuals from certain states who have taken Depo-Provera or its authorized generic equivalent, but have not developed meningiomas, were also filed. In February 2025, the federal lawsuits were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the Northern District of Florida. Pfizer is the new drug application holder of Depo-Provera and markets and sells the branded version of the product. Greenstone LLC was a subsidiary of Pfizer until the closing of the Combination and sold the authorized generic of Depo-Provera until the closing of the Combination. Concurrently with the closing of the Combination, Pfizer divested the authorized generic of Depo-Provera to Prasco Labs. In June 2025, the MDL court implemented a process whereby, with respect to current and future cases filed against the Company in this MDL, Plaintiffs must show why claims against the Company are appropriate. As a result of

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
this process, the Company has been dismissed without prejudice from all cases originally pending in this MDL. The Company has also been dismissed without prejudice in certain state court cases. The Company has sought to tender its defense and is seeking indemnification for these claims from Pfizer pursuant to the Separation and Distribution Agreement and Pfizer is seeking cross-indemnification from the Company pursuant to the Separation and Distribution Agreement with respect to the authorized generic product previously sold by Greenstone LLC.

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
Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. The companies assert the invalidity and/or non-infringement of polymorph patents expiring in 2030 and 2031, and method of use patents expiring in 2039. The companies have not filed Paragraph IV certifications to our compound patents, one of which is subject to a patent term extension to October 2028. Beginning in February 2023, we brought patent infringement actions against the generic filers in federal district courts, including the U.S. District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, the U.S. District Court for the Middle District of North Carolina, and the U.S. District Court for the Eastern District of Pennsylvania asserting infringement of the patents by the generic companies. The actions filed in Delaware, North Carolina and Pennsylvania have been dismissed and the remaining actions will proceed in New Jersey. The Company has entered into settlement agreements with Teva, Accord, Orbicular, Lupin, Qilu, Eugia, and Cipla granting licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. One ANDA filer remains in the litigation.

Tyrvaya
In June 2023, a generic company notified Oyster Point that it had filed an ANDA with the FDA seeking approval to market a generic version of Tyrvaya® with associated Paragraph IV certifications. The generic company asserted the invalidity and/or non-infringement of six Orange Book listed patents that all have expiration dates in October 2035. In July 2023, Oyster Point brought a patent infringement action against the generic filer in the U.S. District Court of the District of New Jersey. In March 2024, Oyster Point filed an amended complaint asserting infringement with respect to four additional patents that were recently listed in the Orange Book for Tyrvaya® and also have expiration dates in October 2035. The Company has entered into a settlement agreement with the generic company resolving the litigation and granting licenses to commercialize its generic version of Tyrvaya® in October 2034, or earlier depending on certain circumstances.

Amitiza
Beginning in September 2023, Sawai Pharmaceutical Co. (“Sawai”) and Towa Pharmaceutical Co. Ltd. (“Towa”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of JP ’4332353 (“the ’353 patent”) and its patent term extensions (“PTE”) relevant to Amitiza®, which the Company commercializes in Japan in 24µg and 12µg dosages as a licensee of the relevant patents. The remaining PTE for the ‘353 patent, which was granted based on the approval of the 12µg product, expires in April 2027. In April 2025 and June 2025, the JPO upheld the validity of the ‘353 patent and its PTE. Sawai has filed appeals against these JPO decisions with the Intellectual Property High Court. In October 2025, the Company filed an action before the Osaka District Court asserting that Sawai’s proposed 24µg generic product would infringe the remaining PTE for the ’353 patent, as well as the remaining PTE for JP ‘4889219, which was also granted based on the approval of the 12µg

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
product and expires in December 2028. The Company is seeking a finding of infringement and an order prohibiting Sawai from commercializing its proposed 24µg product until PTE expiration.

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of PTE of five patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself.

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

The Company has approximately $7.4 million accrued related to its intellectual property matters at September 30, 2025. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $9 million accrued related to these various other legal proceedings at September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2024 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive (loss) earnings for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2024 Form 10-K, Part II, Item 1A of this Form 10-Q, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with more than 30,000 employees. The Company has 26 manufacturing and packaging sites worldwide, more than 1,400 approved molecules, and industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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

The process of obtaining regulatory approval to manufacture and market new branded and generic pharmaceutical products is rigorous, time consuming, costly, and inherently unpredictable. Complex generic products are often more difficult, costly and time-consuming to receive regulatory approval and bring to market compared with commodity generic pharmaceutical products. Any delay in regulatory approval could impact the commercial or financial success of a product. Regulatory approval, if and when obtained, may be limited in scope. Even if regulatory approvals for new products are obtained, the success of those products is dependent upon market acceptance.

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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry for Amitiza® 24 μg may occur in Japan in June 2026 depending on the outcome of regulatory reviews of generic applications and patent litigation.

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

Recent Developments
Acquisition of Aculys Pharma
On October 15, 2025, the Company acquired Aculys Pharma, a clinical stage biopharmaceutical company focused on commercializing innovative treatments for neurological conditions. Viatris received rights to develop and commercialize pitolisant and Spydia®, two assets in the CNS therapy area, further expanding Viatris' portfolio of innovative products in Japan. As part of the transaction, Viatris has acquired exclusive development and commercialization rights in Japan for pitolisant, a selective/inverse agonist of the histamine H3 receptor. The transaction also includes exclusive rights in Japan and certain other markets in the Asia-Pacific region for Spydia® Nasal Spray, which was approved in Japan in June 2025 for the treatment of status epilepticus. Under the terms of the acquisition agreement, the Company made a $35.0 million upfront payment to Aculys Pharma shareholders as consideration for the acquisition, with additional consideration contingent upon the achievement of specified regulatory and commercial milestones, and royalties on net sales. The transaction is expected to be accounted for as an asset acquisition, with the upfront payment expensed as Acquired IPR&D.

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

Following the substance of FDA’s original inspection observations, the Company immediately implemented a comprehensive remediation plan at the site. During 2025, we have made substantial progress on our initial remediation activities at the facility, including but not limited to related personnel actions. Additionally, we have engaged independent third-party subject matter experts to support the remediation plan.

We have been in regular communication with FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps we have taken to resolve all the points raised. Our responses to the warning letter and import alert were submitted within the required time periods. The facility will be subject to a reinspection by the FDA. The timing of the reinspection will be determined by the FDA; however, we anticipate that the facility will be ready for reinspection in 2026.

While product continues to be shipped from the Indore facility to markets outside the U.S., as expected, we have also experienced a negative impact in other markets during 2025, including the ARV business in Emerging Markets and select generic products in Europe.

The estimated negative impact to third quarter 2025 total revenues versus the third quarter of 2024 was approximately $100 million and the estimated negative impact to total revenues for the nine months ended September 30, 2025 versus the nine months ended September 30, 2024 was approximately $400 million. We do not expect the negative impact to fourth quarter 2025 total revenues and earnings from operations versus the fourth quarter of 2024 to be material.

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

During the three months ended September 30, 2025, the Company repurchased approximately 6.8 million shares of common stock at a cost of approximately $67.9 million. During the nine months ended September 30, 2025 and 2024, the Company repurchased approximately 45.6 million shares of common stock at a cost of approximately $418.3 million, and approximately 19.2 million shares of common stock at a cost of approximately $250 million, respectively, under the program. As of September 30, 2025, the Company had repurchased a total of approximately 86.1 million shares of common stock at a cost of approximately $918.3 million under the program.

Additionally, subsequent to September 30, 2025, the Company repurchased approximately 8.1 million shares of common stock at a cost of approximately $82.1 million, bringing the total shares of common stock repurchased under the program to approximately 94.2 million at a cost of approximately $1.00 billion, in each case through and including November 5, 2025.

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2025 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$3,759.9	$3,751.2	$8.7
Gross profit	1,371.5	1,459.2	(87.7)
Earnings from operations	178.8	225.9	(47.1)
Net (loss) earnings	(128.2)	94.8	(223.0)
Diluted (loss) earnings per share	$(0.11)	$0.08	$(0.19)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$10,596.3	$11,211.2	$(614.9)
Gross profit	3,865.6	4,408.6	(543.0)
(Loss) earnings from operations	(2,470.4)	189.9	(2,660.3)
Net loss	(3,174.8)	(117.7)	(3,057.1)
Diluted loss per share	$(2.70)	$(0.10)	$(2.60)
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended
	September 30,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$2,255.6	$2,298.7	(2)%	$(76.0)	$2,179.6	(5)%
Greater China	615.2	561.8	10%	(2.3)	612.9	9%
JANZ	306.3	344.3	(11)%	4.3	310.6	(10)%
Emerging Markets	570.4	533.2	7%	(2.4)	568.0	7%
Total net sales	$3,747.5	$3,738.0	—%	$(76.4)	$3,671.1	(2)%

Other revenues (4)	12.4	13.2	NM	(0.3)	12.1	NM
Consolidated total revenues (3)(5)	$3,759.9	$3,751.2	—%	$(76.7)	$3,683.2	(2)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2025 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)Reductions were driven primarily by the Indore Impact.
(4)For the three months ended September 30, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $10.0 million, $1.0 million, and $1.4 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended September 30, 2025, Viatris reported total revenues of $3.76 billion, compared to $3.75 billion for the comparable prior year period, representing an increase of $8.7 million, or essentially flat. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.75 billion, compared to $3.74 billion for the comparable prior year period, representing an increase of $9.5 million, or essentially flat. Other revenues for the current quarter were $12.4 million, compared to $13.2 million for the comparable prior year period.
Net sales decreased by approximately $18.6 million, or less than 1%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $76.4 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU. On a constant currency basis, net sales from the remaining business decreased by approximately $48.3 million, or 1%, for the three months ended September 30, 2025 compared to the prior year period. The decrease was the result of net base business erosion of approximately $147.8 million, of which approximately $100 million related to the Indore Impact. This decrease was partially offset by new product sales, primarily in Developed Markets, of approximately $99.5 million. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 38% and 36% for the three months ended September 30, 2025 and 2024, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $43.1 million, or 2%, for the three months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $11.1 million, or less than 1%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $76.0 million, or 3%. Constant currency net sales from the remaining business decreased by approximately $108.0 million, or 5%, when compared to the prior year period, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $100 million, partially offset by new product sales. Net sales within North America totaled approximately $868.4 million and net sales within Europe totaled approximately $1.39 billion.

Greater China Segment
Net sales from Greater China increased by $53.4 million, or 10%, for the three months ended September 30, 2025 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $2.3 million, or less than 1%. Constant currency net sales increased by approximately $51.1 million, or 9%, when compared to the prior year period, primarily driven by strong growth across multiple channels, including e-commerce, retail, and private hospitals, as well as benefits of timing of customer purchasing patterns. Divestitures did not have a significant impact on the net sales in either period and the Indore Impact for the three months ended September 30, 2025 was not significant.
JANZ Segment
Net sales from JANZ decreased by $38.0 million, or 11%, for the three months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $3.2 million, or 1%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The unfavorable impact of foreign currency translation was approximately $4.3 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $30.5 million, or 9%, when compared to the prior year period, driven primarily by lower net sales of existing products in Japan and Australia due to government price reductions and additional competition. The Indore Impact for the three months ended September 30, 2025 was not significant.
Emerging Markets Segment
Net sales from Emerging Markets increased by $37.2 million or 7% for the three months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $4.3 million, or 1%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $2.4 million, or less than 1%. Constant currency net sales from the remaining business increased by $39.1 million, or 7%, when compared to the prior year period, primarily driven by higher volumes and pricing of existing products in certain Middle Eastern and Asian countries. The Indore Impact for the three months ended September 30, 2025 was not significant.

Cost of Sales and Gross Profit
Cost of sales increased from $2.29 billion for the three months ended September 30, 2024 to $2.39 billion for the three months ended September 30, 2025. The increase in cost of sales was largely driven by product mix as a result of the Indore Impact.
Gross profit for the three months ended September 30, 2025 was $1.37 billion and gross margins were 36%. For the three months ended September 30, 2024, gross profit was $1.46 billion and gross margins were 39%. The changes in gross profit and gross margins are primarily related to the Indore Impact. Adjusted gross margins were approximately 56% for the three months ended September 30, 2025, compared to approximately 58% for the three months ended September 30, 2024.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$2,388.4	$2,292.0
Deduct:
Purchase accounting amortization and other related items	(605.8)	(586.2)
Acquisition and divestiture-related costs	(23.6)	(18.8)
Restructuring costs	(13.4)	(82.7)
Share-based compensation expense	(0.7)	(0.8)
Other special items, including restructuring related costs	(89.4)	(45.2)
Adjusted cost of sales	$1,655.5	$1,558.3

Adjusted gross profit (a)	$2,104.4	$2,192.9

Adjusted gross margin (a)	56%	58%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended September 30, 2025 was $250.4 million, compared to $198.4 million for the comparable prior year period, an increase of $52.0 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Selling, General and Administrative Expense
SG&A expense for the current quarter was $886.6 million, compared to $1.00 billion for the comparable prior year period, a decrease of $116.8 million. The decrease was primarily due to lower acquisition and divestiture-related costs of approximately $67.3 million and lower restructuring costs of approximately $18.1 million.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended
	September 30,
(In millions)	2025	2024
Contingent consideration adjustment	$21.1	$26.8
Litigation settlements, net	34.6	4.7
Total litigation settlements and other contingencies, net	$55.7	$31.5
Refer to Note 4 Acquisitions and Other Transactions and Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment.

Also refer to Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information on litigation settlements, net.

Interest Expense
Interest expense for the three months ended September 30, 2025 totaled $119.6 million, compared to $145.6 million for the three months ended September 30, 2024, a decrease of $26.0 million. The decrease was primarily due to the impact of 2024 debt repayments.
Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the three months ended September 30, 2025 totaled $67.1 million, compared to $10.2 million for the three months ended September 30, 2024.

The increase in other expense, net was primarily driven by a loss of $100.0 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a gain in the prior year period of $39.4 million, lower interest income of $25.9 million, and lower TSA income of $21.0 million. This was partially offset by a decrease in loss on divestitures of $108.9 million compared to the prior year period. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the change in the fair value of the CCPS in Biocon Biologics.

Income Tax Provision (Benefit)
For the three months ended September 30, 2025, the Company recognized an income tax provision of $120.3 million, compared to an income tax benefit of $4.3 million for the comparable prior year period, a change of $124.6 million. The provision in the current year period is primarily driven by reduced tax benefits related to certain remediation costs as well as certain discrete tax items. The current quarter and prior quarter provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$6,266.6	$6,783.3	(8)%	$(103.6)	$6,163.0	(9)%
Greater China	1,759.6	1,644.7	7%	9.4	1,769.0	8%
JANZ	888.1	1,011.7	(12)%	11.8	899.9	(11)%
Emerging Markets (3)	1,645.4	1,737.7	(5)%	29.6	1,675.0	(4)%
Total net sales	$10,559.7	$11,177.4	(6)%	$(52.8)	$10,506.9	(6)%

Other revenues (4)	36.6	33.8	NM	(0.5)	36.1	NM
Consolidated total revenues (3)(5)	$10,596.3	$11,211.2	(5)%	$(53.3)	$10,543.0	(6)%
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

(4)For the nine months ended September 30, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $27.2 million, $3.0 million, and $6.4 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the nine months ended September 30, 2025, Viatris reported total revenues of $10.60 billion, compared to $11.21 billion for the comparable prior year period, representing a decrease of $614.9 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2025 were $10.56 billion, compared to $11.18 billion for the comparable prior year period, representing a decrease of $617.7 million, or 6%. Other revenues for the nine months ended September 30, 2025 were $36.6 million, compared to $33.8 million for the comparable prior year period.
Net sales decreased by approximately $468.3 million, or 4%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $52.8 million, or less than 1%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU. On a constant currency basis, net sales from the remaining business decreased by approximately $202.2 million, or 2%, for the nine months ended September 30, 2025 compared to the prior year period. The decrease was the result of net base business erosion of approximately $448.1 million, of which approximately $400 million related to the Indore Impact. This decrease was partially offset by new product sales, primarily in Developed Markets, of approximately $245.9 million. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 37% and 33% for the nine months ended September 30, 2025 and 2024, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $516.7 million, or 8%, for the nine months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $365.6 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $103.6 million, or 2%. Constant currency net sales from the remaining business decreased by approximately $254.7 million, or 4%, when compared to the prior year period, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $295 million, partially offset by new product sales. Net sales within North America totaled approximately $2.54 billion and net sales within Europe totaled approximately $3.73 billion.

Greater China Segment
Net sales from Greater China increased by $114.9 million, or 7%, for the nine months ended September 30, 2025 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $9.4 million, or 1%. Constant currency net sales increased by approximately $124.8 million, or 8%, when compared to the prior year period, primarily driven by strong growth across multiple channels, including e-commerce, retail, and private hospitals, as well as benefits of timing of customer purchasing patterns. Divestitures did not have a significant impact on the net sales in either period and the Indore Impact for the nine months ended September 30, 2025 was not significant.
JANZ Segment
Net sales from JANZ decreased by $123.6 million, or 12%, for the nine months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $24.0 million, or 2%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. This decrease was also partially driven by the unfavorable impact of foreign currency translation of approximately $11.8 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $87.8 million, or 9%, when compared to the prior year period, driven primarily by lower net sales of existing products in Japan and Australia due to government price reductions and additional competition, and by the Indore Impact of approximately $8 million.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $92.3 million, or 5%, for the nine months ended September 30, 2025 when compared to the prior year period. Net sales decreased by approximately $78.2 million, or 5%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $29.6 million, or 2%. Constant currency net sales from the remaining business increased by $15.5 million, or 1%, when compared to the prior year period, primarily driven by new product sales in certain Latin American countries and higher volumes and pricing of existing products in certain Middle Eastern and Asian countries. These increases were partially offset by lower volumes in our ARV business, mainly as a result of the Indore Impact of approximately $95 million.

Cost of Sales and Gross Profit
Cost of sales decreased from $6.80 billion for the nine months ended September 30, 2024 to $6.73 billion for the nine months ended September 30, 2025. The decrease in cost of sales was largely driven by the impact of the decrease in net sales, primarily as a result of the divestitures that closed during 2024 and the Indore Impact.
Gross profit for the nine months ended September 30, 2025 was $3.87 billion and gross margins were 36%. For the nine months ended September 30, 2024, gross profit was $4.41 billion and gross margins were 39%. The changes in gross profit and gross margins are primarily related to the impact of the divestitures and the Indore Impact. Adjusted gross margins were approximately 56% for the nine months ended September 30, 2025, compared to approximately 58% for the nine months ended September 30, 2024.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$6,730.7	$6,802.6
Deduct:
Purchase accounting amortization and other related items	(1,787.1)	(1,907.6)
Acquisition and divestiture-related costs	(62.2)	(42.1)
Restructuring costs	(44.5)	(98.3)
Share-based compensation expense	(2.9)	(2.5)
Other special items, including restructuring related costs	(190.1)	(92.5)
Adjusted cost of sales	$4,643.9	$4,659.6

Adjusted gross profit (a)	$5,952.4	$6,551.6

Adjusted gross margin (a)	56%	58%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.

Operating Expenses
Research and Development Expense
R&D expense for the nine months ended September 30, 2025 was $691.2 million, compared to $602.2 million for the comparable prior year period, an increase of $89.0 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Acquired IPR&D
Acquired IPR&D expense for the nine months ended September 30, 2025 was $10.0 million, compared to $(1.7) million for the comparable prior year period, an increase of $11.7 million. The current period expense is related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.
Selling, General and Administrative Expense
SG&A expense for the nine months ended September 30, 2025 was $2.76 billion, compared to $3.06 billion for the comparable prior year period, a decrease of $294.5 million. The decrease was primarily due to the impact of the divestitures, and lower acquisition and divestiture-related costs of approximately $176.2 million. These decreases were partially offset by higher restructuring costs of approximately $44.1 million.
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

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30,
(In millions)	2025	2024
Contingent consideration adjustment	$(150.3)	$28.4
Litigation settlements, net	84.9	210.9
Total litigation settlements and other contingencies, net	$(65.4)	$239.3
Refer to Note 4 Acquisitions and Other Transactions and Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment.

Also refer to Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information on litigation settlements, net.

Interest Expense
Interest expense for the nine months ended September 30, 2025 totaled $351.7 million, compared to $429.8 million for the nine months ended September 30, 2024, a decrease of $78.1 million. The decrease was primarily due to the impact of 2024 debt repayments.

Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense (income), net for the nine months ended September 30, 2025 totaled $499.9 million of expense, compared to $143.2 million of income for the nine months ended September 30, 2024, a decrease of $643.1 million.

The decrease was primarily driven by a loss of $499.8 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a net gain in the prior year period of $334.5 million related to our non-marketable equity investments, including the CCPS in Biocon Biologics, and lower interest income of $48.7 million. This was partially offset by a decrease in loss on divestitures of $216.6 million compared to the prior year period. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the change in the fair value of the CCPS in Biocon Biologics.

Income Tax (Benefit) Provision
For the nine months ended September 30, 2025, the Company recognized an income tax benefit of $147.2 million, compared to an income tax provision of $21.0 million for the comparable prior year period, a change of $168.2 million. The benefit in the current year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2025		2024		2025		2024
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(128.2)	$(0.11)	$94.8	$0.08	$(3,174.8)	$(2.70)	$(117.7)	$(0.10)
Purchase accounting amortization (primarily included in cost of sales)	605.8		586.0		1,787.1		1,907.6
Impairment of goodwill (a)	—		—		2,936.8		321.0
Litigation settlements and other contingencies, net	55.7		31.5		(65.4)		239.3
Interest expense (primarily amortization of premiums and discounts on long term debt)	(9.9)		0.4		(28.6)		(14.0)
(Gain) loss on divestitures of businesses (included in other expense (income), net) (b)	(1.6)		107.4		79.1		295.8
Acquisition and divestiture-related costs (primarily included in SG&A) (c)	40.0		98.2		134.4		290.8
Restructuring costs (d)	17.2		105.4		136.7		146.1
Share-based compensation expense	36.0		32.4		128.3		113.8
Other special items included in:
Cost of sales (e)	89.4		45.2		190.1		92.5
Research and development expense	5.6		—		7.7		2.8
Selling, general and administrative expense	18.0		15.5		65.7		43.1
Other expense (income), net (f)	102.4		(43.9)		508.4		(322.1)
Tax effect of the above items and other income tax related items (g)	(46.1)		(175.3)		(594.9)		(462.2)
Adjusted net earnings and adjusted EPS	$784.3	$0.67	$897.6	$0.75	$2,110.6	$1.78	$2,536.8	$2.11
Weighted average diluted shares outstanding	1,172.2		1,200.4		1,184.0		1,202.5

Significant items include the following:
(a)For the nine months ended September 30, 2025, includes a goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.
(b)For the nine months ended September 30, 2025, consists of pre-tax charges related to the divestitures primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.
(c)Acquisition and divestiture-related costs consist primarily of transaction costs including legal and consulting fees and integration activities.
(d)For the three and nine months ended September 30, 2025, includes approximately $13.4 million and $44.5 million, respectively, in cost of sales, and approximately $3.7 million and $90.0 million, respectively, in SG&A. For the nine months ended September 30, 2025, includes approximately $2.2 million in R&D.
(e)For the three and nine months ended September 30, 2025, includes incremental manufacturing variances at plants slated for sale or closure or undergoing remediation activities of approximately $44.7 million and $113.1 million, respectively.
(f)For the three and nine months ended September 30, 2025, includes a loss of approximately $100.0 million and $499.8 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value.
(g)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2025 compared to the prior year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
U.S. GAAP net (loss) earnings	$(128.2)	$94.8	$(3,174.8)	$(117.7)
Add / (deduct) adjustments:
Income tax provision (benefit)	120.3	(4.3)	(147.2)	21.0
Interest expense (a)	119.6	145.6	351.7	429.8
Depreciation and amortization (b)	688.5	669.7	2,031.5	2,147.0
EBITDA	$800.2	$905.8	$(938.8)	$2,480.1
Add / (deduct) adjustments:
Share-based compensation expense	36.0	32.4	128.3	113.8
Litigation settlements and other contingencies, net	55.7	31.5	(65.4)	239.3
(Gain) loss on divestitures of businesses	(1.6)	107.4	79.1	295.8
Impairment of goodwill	—	—	2,936.8	321.0
Restructuring, acquisition and divestiture-related and other special items (c)	264.3	207.5	1,016.9	235.9
Adjusted EBITDA	$1,154.6	$1,284.6	$3,156.9	$3,685.9
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.50 billion for the nine months ended September 30, 2025. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $320.1 million to $1.50 billion for the nine months ended September 30, 2025, as compared to net cash provided by operating activities of $1.82 billion for the nine months ended September 30, 2024. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, including fair value adjustments related to the Biocon Biologics CCPS investment, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to lower operating earnings, including as a result of divestitures that closed in 2024, the Indore Impact, and the timing of cash payments and collections.

Investing Activities
Net cash used in investing activities was $216.5 million for the nine months ended September 30, 2025, as compared to net cash from investing activities of $1.97 billion for the nine months ended September 30, 2024, a decrease of $2.19 billion.
In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $182.3 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2025 calendar year are expected to be approximately $300 million to $350 million.
In 2024, significant items in investing activities included the following:
•proceeds from the sale of assets and businesses of $2.51 billion primarily related to the divestitures of the OTC Business, the API business in India and the women’s healthcare business;
•cash paid for acquisitions, net of cash acquired, of $350.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $185.6 million.
Financing Activities
Net cash used in financing activities was $1.06 billion for the nine months ended September 30, 2025, as compared to $2.91 billion for the nine months ended September 30, 2024, a decrease of $1.85 billion.
In 2025, significant items in financing activities included the following:
•share repurchases of $415.4 million;
•cash dividends paid of $423.0 million; and
•net cash of $176.3 million paid on behalf of other partners, which is included in Other items, net.
In 2024, significant items in financing activities included the following:
•repayment of Senior Notes of approximately $1.54 billion;
•repayment of the 1.023% Euro Senior Notes at maturity of approximately $801.7 million;
•share repurchases of $250.0 million;
•cash dividends paid of $431.5 million; and
•receipt of $100.0 million in deferred consideration from the Biocon Biologics Transaction, and net cash of $97.2 million collected on behalf of other partners, including Biocon Biologics, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $975.3 million at September 30, 2025. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2025, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.

The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of September 30, 2025, the Company did not have any borrowings outstanding under the Receivables Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $126.8 million and $68.5 million of accounts receivable as of September 30, 2025 and December 31, 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of September 30, 2025 and December 31, 2024, we assigned and derecognized approximately $51.6 million and $29.9 million, respectively, of Trade Receivables, Net, which were included in Other Receivables.
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
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2025, refer to Note 12 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at September 30, 2025 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2025 and as of and for the year ended December 31, 2024. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2025	December 31, 2024
ASSETS
Current assets	$578.8	$786.7
Non-current assets	58,889.9	61,424.7

LIABILITIES AND EQUITY
Current liabilities	33,401.8	30,796.9
Non-current liabilities	10,849.3	12,779.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(740.0)	(1,206.6)
Net loss	(3,174.8)	(634.2)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $481.9 million accrued for legal contingencies at September 30, 2025.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2024 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
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

The U.S. has imposed or is considering imposing tariffs on certain imports from other countries, including pharmaceutical products, ingredients and inputs, which could significantly impact our cost of doing business. The Administration has reached several bilateral trade agreements that impose tariffs on imports, including an agreement with the EU that may impose tariffs (expected not to exceed 15%) on certain brand pharmaceutical imports and may reach additional trade agreements with other trading partners that impose varying levels of tariffs.

The imposition of adopted, new, announced or proposed tariffs, trade restrictions or domestic sourcing requirements on pharmaceutical imports, including but not limited to products, ingredients, and inputs (such as API), could result in increased costs of goods and prices, disruptions to our supply chain, manufacturing delays, supply shortages, and adverse impacts to clinical trials. These measures could also result in decreased profit margins on certain of our products. In particular, any future tariffs on generic drugs, ingredients, or inputs, could significantly decrease profit margins on such products. Decreased or negative profit margins have in the past, and could in the future, make the production of certain of our products unsustainable, thereby reducing our net sales as well as access for patients.

In addition, we may be restricted in our ability to adapt, or may be unable or unsuccessful in adapting, to these impacts and challenges due to, among other things, the terms of our current customer, supply or distribution agreements, or the need to obtain regulatory approval prior to making any changes to our manufacturing locations, processes or suppliers. Existing, announced, and future tariffs, trade agreements, or domestic sourcing requirements, as well as potential exemptions, could also provide our competitors with an advantage to the extent such future impacts disproportionately affect us compared with them.

The impact of any adopted, announced, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business continues to be subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Furthermore, general uncertainty related to adopted, new or potential tariffs, trade restrictions and domestic sourcing requirements has in the past reduced and could in the future further reduce global economic activity, thereby resulting in additional adverse impacts to us.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31, 2025	—	$—	—	$—
August 1 - August 31, 2025	1,077,594	10.46	1,077,594	1,138,357,775
September 1 - September 30, 2025	5,709,721	9.93	5,709,721	1,081,681,597
Total	6,787,315	$10.01	6,787,315	$1,081,681,597
____________
(a)Refer to Part I, Item 2. Management’s Discussion and Analysis of Financial Condition - Results of Operations – Recent Developments of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended September 30, 2025, the Company repurchased approximately 6.8 million shares of common stock at a cost of approximately $67.9 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.
ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended September 30, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
November 6, 2025

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
November 6, 2025