Form 10-K
period 2025-12-31
Viatris Inc
filed 2026-02-26
CIK 1792044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,384,706,269.
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of February 23, 2026 was 1,151,392,922.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
The definitive proxy statement for the registrant’s 2026 annual meeting of shareholders will be filed no later than 120 days after the close of the registrant’s fiscal year.	III

VIATRIS INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2025

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this 2025 Form 10-K (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this 2025 Form 10-K, most of which are explained or defined below. Some amounts in this Form 10-K may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2024 Revolving Facility
The $3.5 billion revolving facility dated as of September 27, 2024, by and among Viatris, certain lenders and issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent

2026 Proxy Statement	The definitive proxy statement for the Company’s 2026 annual meeting of shareholders
505(b)(2)	A streamlined NDA process in which the applicant relies upon one or more investigations conducted by someone other than the applicant and for which the applicant has not obtained right of reference.
ACA	Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act
Aculys Pharma	Aculys Pharma, Inc.
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

Adjusted EPS	Adjusted net earnings per diluted share
Administration	The current presidential administration in the U.S.
AI	Artificial intelligence
ANDA	Abbreviated New Drug Application
AOCE	Accumulated other comprehensive earnings
API	Active pharmaceutical ingredients
ARV	Antiretroviral medicines
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Biocon	Biocon Limited
Biocon Biologics	Biocon Biologics Limited, a majority owned subsidiary of Biocon
Biocon Biologics Transaction	The transaction between Viatris and Biocon Biologics pursuant to which Viatris contributed its biosimilars portfolio, composed of the Biocon collaboration programs, biosimilars to Humira®, Enbrel®, and Eylea®, as well as related assets and liabilities to Biocon Biologics
Biocon Agreement	The transaction agreement between Viatris and Biocon Biologics, dated February 27, 2022, relating to the Biocon Biologics Transaction, as amended from time to time
Business Combination Agreement	Business Combination Agreement, dated as of July 29, 2019, as amended from time to time, among Viatris, Mylan, Pfizer and certain of their affiliates
CAMT	U.S. corporate alternative minimum tax
CCPS	Compulsory convertible preferred shares
cGMP	Current Good Manufacturing Practices
CIRP	Cybersecurity Incident Response Plan
CIRT	Cybersecurity Incident Response Team
CNS	Central Nervous System
Code	The U.S. Internal Revenue Code of 1986, as amended
CODM	Chief operating decision maker
Combination	Refers to Mylan combining with Pfizer's Upjohn Business in a Reverse Morris Trust transaction to form Viatris on November 16, 2020
Commercial Paper Program	The $1.65 billion unsecured commercial paper program entered into as of November 16, 2020 by Viatris, as issuer, Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V., as guarantors, and certain dealers from time to time
COPD	Chronic obstructive pulmonary disease

COSO	Committee of Sponsoring Organizations of the Treadway Commission
DEA	U.S. Drug Enforcement Agency
Developed Markets segment	Viatris’ business segment that includes our operations primarily in the following markets: North America and Europe
DGCL	Delaware General Corporation Law
Distribution	Pfizer's distribution to Pfizer stockholders of all the issued and outstanding shares of Upjohn Inc.
DOJ	U.S. Department of Justice
DPDP Act	Digital Personal Data Protection Act, 2023
EBITDA	Non-GAAP financial measure that the Company believes is appropriate to provide information to investors - U.S. GAAP net earnings (loss) adjusted for income tax provision (benefit), interest expense and depreciation and amortization
EDPA	U.S. District Court for the Eastern District of Pennsylvania
EMA	European Medicines Agency
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
EWSR	Enterprise-wide strategic review
Exchange Act	Securities Exchange Act of 1934, as amended
Famy Life Sciences	Famy Life Sciences Private Limited
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-K	This annual report on Form 10-K for the fiscal year ended December 31, 2025
GA Depot	Long-acting glatiramer acetate depot product
GDPR	The EU’s General Data Protection Regulation
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HIPAA	Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act
HIV/AIDS	Human immunodeficiency virus infection and acquired immune deficiency syndrome
Idorsia	Idorsia Pharmaceuticals Ltd.
Idorsia Transaction	The transaction between Viatris and Idorsia pursuant to which Viatris acquired the development programs and certain personnel related to selatogrel and cenerimod from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential development and regulatory milestone payments, certain contingent payments of tiered sales milestones, as well as potential contingent tiered sales royalties
Indore Impact
The estimated negative financial impact on 2025 total revenues and (loss) earnings from operations versus the comparable 2024 periods as a result of supply disruptions and the FDA issued warning letter and import alert related to our oral finished dose manufacturing facility in Indore, India

INN	International Nonproprietary Name
IPR&D	In-process research and development
IRS	U.S. Internal Revenue Service
IT	Information technology
JANZ segment	Viatris’ business segment that includes our operations in the following markets: Japan, Australia and New Zealand
Lexicon Pharmaceuticals, Inc.	Lexicon
LOE	Loss of exclusivity
Mapi	Mapi Pharma Ltd.

Maximum Leverage Ratio	The maximum consolidated leverage ratio financial covenant requiring maintenance of a maximum ratio of consolidated total indebtedness as of the end of any quarter to consolidated EBITDA for the trailing four quarters as defined in the related credit agreements from time to time
MDL	Multidistrict litigation
ML	Machine learning
MPI	Mylan Pharmaceuticals Inc.
Mylan	Mylan N.V. and its subsidiaries
Mylan Inc. U.S. Dollar Notes	The 4.550% Senior Notes due 2028, 5.400% Senior Notes due 2043 and 5.200% Senior Notes due 2048 issued by Mylan Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan II B.V., Viatris Inc. and Utah Acquisition Sub Inc.
NASDAQ	The NASDAQ Stock Market
NCDs	Noncommunicable diseases
NDA	New Drug Application
OECD	The Organisation for Economic Co-operation and Development
OTC	Over-the-counter
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

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with more than 30,000 employees. The Company has 27 manufacturing, packaging, and distribution sites worldwide, more than 1,400 approved molecules, and what we believe is industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

A Strong Foundation for Performance and Impact

We believe that Viatris’ ability to sustainably deliver high-quality medicines is grounded in its mission to empower people worldwide to live healthier at every stage of life.

Viatris has executed various strategic initiatives, transactions and business arrangements over the last few years to return its base business to growth, deliver on its pipeline, reduce debt, and return capital to shareholders. The Company has also completed certain divestiture-related transactions to simplify and streamline its business, accelerate paydown of debt and unlock value as discussed below.

•In November 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics to create a vertically integrated global biosimilars leader, for a combination of cash and stock in the form of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics.

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

2025 Significant Accomplishments

In 2025, Viatris continued to reshape its business while delivering meaningful progress for shareholders, patients, and employees alike. Among this year’s achievements:

•Strong Commercial Execution: Viatris reported 2025 total revenues of $14.30 billion, despite the impact of divestitures and the Indore Impact, demonstrating renewed momentum in our base business.

•Pipeline Progress:
◦The Company advanced its innovative pipeline with five positive Phase 3 data readouts:
▪Received positive results from the Phase 3 open-label, long-term extension study for EFFEXOR® required for approval in Japan. The Company also filed applications to the Japan Ministry of Health, Labor and Welfare for approval of EFFEXOR SR Capsules (venlafaxine hydrochloride), a serotonin-noradrenaline reuptake inhibitor to treat adults with generalized anxiety disorder, an indication for which no other treatment option is currently approved in Japan.
▪Announced positive top-line results from two pivotal Phase 3 studies of its novel fast-absorbing formulation of meloxicam (MR-107A-02) for the treatment of moderate-to-severe acute pain. The Phase 3 program consisted of two randomized, double-blind, placebo-(double-dummy) and active-controlled trials – one following herniorrhaphy surgery and one following bunionectomy surgery. In both Phase 3 studies, all primary and key secondary endpoints were met and MR-107A-02 demonstrated statistically significant and clinically meaningful results.
▪Announced positive results of its Phase 3 study evaluating the contraceptive efficacy and safety of investigational low dose estrogen weekly dermal patch with 150 mcg norelgestromin and 17.5 mcg ethinyl estradiol per day in women of childbearing potential. In this study, the patch demonstrated a favorable efficacy and safety profile with no new safety concerns identified, as well as a potential best-in-class patch performance profile. The Company’s NDA was accepted under the FDA’s 505(b)(2) regulatory pathway, and the FDA has assigned a target action date of July 30, 2026.
▪Announced positive top-line results from LYNX-2, a pivotal Phase 3 trial evaluating MR-142 (phentolamine ophthalmic solution 0.75%) in treating significant, chronic night driving impairment in keratorefractive patients with reduced mesopic vision.
▪Announced positive top-line results from VEGA-3, the second pivotal Phase 3 trial evaluating MR-141 (phentolamine ophthalmic solution 0.75%) in treating presbyopia, the age-related progressive loss of the ability to focus on close objects that results in blurred near vision and eye strain. The supplemental NDA was accepted for review by the FDA in February 2026 and the Company anticipates FDA action during the second half of 2026.
◦Patient enrollment for selatogrel and cenerimod clinical trials remains on track.
◦The Company received the first approval for Inpefa® (sotagliflozin) in the United Arab Emirates, and the product was launched in early 2026 — an important milestone in our innovative brands strategy. Viatris obtained the rights to sotagliflozin for all markets outside of the U.S. and Europe in October 2024. The Company filed regulatory submissions in Saudi Arabia, Canada, Australia, and New Zealand.
◦The Company launched its Iron Sucrose Injection, USP, in the U.S. The product, which is an intravenous iron replacement product used to treat iron deficiency anemia in adult and pediatric patients (2 years of age and older) with chronic kidney disease, is available in single dose vials in the following strengths: 50 mg/2.5mL, 100mg/5mL and 200mg/10mL.

•Capital Return: In 2025, Viatris returned more than $1 billion of capital to shareholders, including approximately $500 million in share repurchases and $561 million in dividends.

•Operational Resilience: Viatris made substantial progress on its initial remediation activities at its oral finished dose manufacturing facility in Indore, India, including but not limited to related personnel actions. The Company has been in regular communication with the FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps taken to resolve all the points raised.

•Accretive Business Development Opportunities: Viatris continued to advance its pipeline of innovative, best-in-class, patent-protected assets in areas of unmet medical need through accretive in-market business development opportunities, including its October 2025 acquisition of Aculys Pharma, a clinical stage biopharmaceutical company focused on commercializing innovative treatments for neurological conditions primarily in Japan. As part of this transaction, Viatris acquired exclusive development and commercialization rights in Japan for pitolisant, a selective/inverse agonist of the histamine H3 receptor. One indication is for the treatment of excessive daytime sleepiness or cataplexy in adult patients with narcolepsy and the second is for the treatment of excessive daytime sleepiness associated with obstructive sleep apnea syndrome. The Japanese NDAs for both indications have been submitted to the Japan Pharmaceuticals and Medical Devices Agency and are under review by the agency. The transaction also included exclusive rights in Japan and certain other markets in the Asia-Pacific region for Spydia® Nasal Spray, which was approved in Japan in June 2025 for the treatment of status epilepticus and launched in December 2025.

These accomplishments reinforce the disciplined execution of Viatris’ continuing strategy and its ability to invest for the future while continuing to deliver value today.

Enterprise-Wide Strategic Review

In 2025, the Company initiated an enterprise-wide strategic review (“EWSR”) to enable the Company to build a more focused, efficient and future-ready organization and position the Company for sustained growth beginning in 2026. On February 26, 2026, the Company announced the results of its EWSR, and as a part of the review, committed to and began implementation of certain restructuring activities. These restructuring activities are expected to optimize the Company’s commercial capabilities, enabling functions, R&D, medical affairs and regulatory activities, and sourcing, manufacturing and supply chain activities, including inventory optimization. As a result, the Company expects a global workforce reduction of up to approximately 10%. The Company anticipates that these restructuring activities, as well as associated costs and savings, will be completed primarily over the next three years.

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million. Such charges are expected to include between $50 million and $100 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $650 million and $750 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations, vendor consolidations, product transfer costs and network related simplification and modernization costs. In addition, management believes the potential savings related to these committed restructuring activities will be between $600 million and $700 million once fully implemented, with most of these savings expected to improve operating cash flow.

Our Strategic Path Going Forward

As a result of our EWSR, the Company also identified three strategic imperatives that will drive our future and position the Company for sustainable growth:

•Drive Our Base Business: By executing successful launches, focusing on supply chain continuity, evolving our generics portfolio over time towards more profitable, higher-margin products and strengthening our established brands portfolio.

•Fuel Our Innovative Portfolio: By advancing a pipeline of late-stage and in-market growth assets sourced both internally and externally.

•Modernize for Sustainable Growth: By strengthening our technology, data and talent capabilities to enable sustained success in a rapidly evolving healthcare environment.

Expansive Global Reach
Viatris’ strong commercial infrastructure enables the Company to serve patients in almost every corner of the globe through retail and pharmacy establishments, wholesalers, governments, institutions, physicians and other customers. Viatris provides unique reach through four segments – Developed Markets, Emerging Markets, JANZ, and Greater China – across more than 165 countries and territories.

Approach to Growth and Innovation
Viatris’ confidence in the delivery of its pipeline is rooted in its strong historic development programs and list of firsts, including the first FDA approvals of the generic versions of Advair Diskus® (Wixela Inhub®), Restasis®, Symbicort® (Breyna™), and Venofer®. The Company is working on many other programs, including patent-protected, innovative assets such as selatogrel and cenerimod, 505(b)(2) products such as fast-absorbing meloxicam for acute pain and low dose estrogen weekly patch for contraception, and on the potential to be first to market for its generics of Abilify Maintena®, Injectafer®, Ozempic®, and Wegovy™.

While the Company continues to diligently pursue important generics opportunities, it has increasingly focused on limited-competition complex and novel products targeting gaps in care, all with a first-to-market emphasis and serving Viatris’ mission of patient access. Complex product categories are critical to patient health and are growing at a rapid pace. The Company’s goal is to enhance its proven scientific capabilities and current global platform, which allows partners to access Viatris’ infrastructure and many established strengths to reach patients they may not have the resources to reach on their own, to create a durable and higher-margin portfolio of products. And that means further expanding beyond the Company’s current scope into more innovative products, including innovative, best-in-class, patent-protected assets that address areas of significant unmet medical need.

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
Unless otherwise indicated, industry data included in this Item 1 are sourced from IQVIA Holdings Inc. and are for the twelve months ended November 2025 and Viatris product and other company data included in this Item 1 are from internal sources and are as of November 30, 2025.
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

Merck KGaA’s generic and specialty pharmaceutical business (2007); Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business (2015) and Meda AB (publ.) (2016). These acquisitions assisted in creating robust research, manufacturing, supply chain and commercial platforms on a global scale; substantially expanding its portfolio of medicines; diversifying by geography, product type and channel; maintaining its commitment to quality; and cultivating its global workforce.
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

ACCESS
Viatris provides high-quality, trusted medicines, regardless of geography or circumstance. As noted above, access is fundamental to the Company’s mission. It is not an initiative; it is Viatris’ business model, and it is personal. It begins with Viatris’ ability to sustainably deliver quality medicines to people, regardless of geography or circumstance. The Company believes it is uniquely positioned to bridge the traditional divide between generics and brands, combining the best of both to more holistically address healthcare needs globally. Viatris is committed to improving access to high-quality medicines and maintaining a reliable supply so patients can get the treatments they need, when and where they need them. Viatris is building on its strong foundation and existing access-driven base business while pursuing increasingly complex generics and novel and innovative products targeting gaps in care, all with a first-to-market focus to leverage its scientific and development expertise to help further accelerate access. Viatris’ goal is to seek opportunities to further advance reliable access to medicine through its proven scientific capabilities and extensive global platform.

Viatris sees access as fundamental to empowering people worldwide to live healthier at every stage of life—a powerful concept in challenging times.

As a company, Viatris:
•Covers a broad range of therapeutic areas. The Company produces medicines for patients across a broad range of major therapeutic areas. From cardiovascular health to oncology, Viatris offers quality treatment options across more than 10 major therapeutic areas covering a wide variety of noncommunicable and infectious diseases. It also offers support services such as diagnostic clinics, educational seminars and digital tools to help patients better manage their health. Viatris continues to seek opportunities in various therapeutic areas that move the Company forward and leverage the strength of its internal capabilities and global platform.

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

•Helps hearts stay healthier. According to the WHO, coronary heart disease is the number one cause of death globally. With its acquisition of selatogrel and licensing agreement for sotagliflozin, Viatris is continuing to build on its strong presence in cardiovascular disease. Viatris collaborates with many organizations to help prevent, diagnose, and treat cardiovascular illnesses. Its deep experience in emerging and developed markets affords a tried-and-true method of achieving high impact across the patient experience, from awareness to adherence. In close collaboration with governments, healthcare providers, technology partners and patients, Viatris works to nurture healthcare systems that can adapt and respond to patients’ ever-changing needs. The Company continues to collaborate with medical associations, patient advocacy groups and academia to develop innovative, integrated solutions and programs to help strengthen both the delivery and quality of healthcare.

•Fights infectious disease. Viatris has a long history in the fight against infectious diseases such as HIV/AIDS, hepatitis, and tuberculosis, and offer an extensive portfolio across these disease states. While many important strides have been made to treat these illnesses, there is still more to be done. The Company is working with global and local partners to help prevent infections, increase access to diagnosis and treatment, provide healthcare solutions and work on local manufacturing initiatives with partners to transfer technology to expand access where it is most needed. With a portfolio that includes pediatric-friendly ARV used to treat HIV-positive infants and HIV self-tests, we are innovating to help patients.

LEADERSHIP
Viatris is working to further advance sustainable operations and innovative solutions to improve patient health and support more resilient healthcare systems. Viatris is committed to providing steady leadership in a world that is constantly evolving. The Company takes that commitment seriously and knows that advancing sustainable operations and innovative solutions to improve patient health requires strong global leadership. Viatris knows what it takes to reach more patients with more products, and believes that it is uniquely positioned to make a difference through its:
•Powerful global operating platform, which combines what it believes to be best-in-class manufacturing and supply chain capabilities. Viatris has designed its global operations and supply chain to be a reliable and flexible partner for access across the world, constantly adapting to an ever-evolving landscape. Viatris owns 27 manufacturing, packaging, and distribution sites worldwide that produce oral solid doses, injectables, and products with complex dosage forms on five different continents. Together with a global, flexible and diverse supply chain, the Company’s platform strives to mitigate risks of disruption and ensure supply reliability. Viatris’ responsive global network has helped the Company maintain a reliable supply of much needed medicines through times of significant volatility. Viatris is committed to advancing responsible and sustainable operations and work diligently to minimize its environmental footprint across the Viatris network while safeguarding access to medicine.

•Robust global technical resources, including thousands of scientists, regulatory experts, clinical, medical and product safety professionals working around the world on innovative therapies and solutions for patients everywhere.
•Strong global commercial team, including sales team members and marketing professionals whose goal is to ensure that our products reach customers around the globe.
•Increasingly innovative and differentiated pipeline includes products in more than 10 major therapeutic areas, including both infectious diseases and NCDs, and medicines that help treat the top 10 leading causes of death globally, as determined by the WHO. We are a leading supplier of medicines to the HIV/AIDS community around the world, with a legacy of providing access to high-quality and affordable ARV in more than 100 countries.
Viatris believes that its global leadership in all of these areas uniquely positions the Company to efficiently and effectively serve patients regardless of geography or circumstance. Together with its commitment to provide access to a sustainable, affordable, and diverse portfolio of high-quality medicines, Viatris works to improve access and meet evolving healthcare needs around the world.

PARTNERSHIP
Leveraging its collective expertise to connect people to products and services. Partnerships and collaborations are critical, as are policies and strong healthcare systems that allow for healthy competitive environments. Viatris has a strong history of playing a leading role by partnering with other pharmaceutical companies, nonprofit organizations, government agencies, policymakers, trade associations and alliances, industry researchers and patient advocacy groups to promote sustainable access to treatment, build more resilient healthcare systems and drive these issues within its industry on global, regional and local levels. Many of the Company’s collaborations focus on access to medicine; public awareness and disease screening; and healthcare professional education and support.

Building for Growth Through Partnerships
Viatris offers partners ready access to more markets and patients worldwide through the Company’s unique global infrastructure and expertise, connecting more people with even more products and services they may not have the resources to reach on their own. The Company is actively engaging with potential business partners to help them accelerate possibilities of using their own healthcare assets to reach more markets and patients by leveraging Viatris’ unique global platform – its R&D, supply chain, manufacturing, regulatory, commercial and legal expertise. With the global platforms and infrastructure supporting this approach, the Company is enhancing its capital allocation approach to business development, and its organic and inorganic R&D investments through a focused governance structure to ensure the highest level of strategic decision-making.

As a result, Viatris periodically enters into commercial licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Doing so helps the Company share risks and costs, leverage strengths and scale up commercialization, but usually requires the Company to also share future profits. The result often is that medicines become available sooner and to a significantly larger group of patients.
The Company’s significant licensing and other partner agreements are focused on the development, manufacturing, supply and commercialization of multiple, high-value generic compounds, respiratory products, and other complex or innovative products. Refer to Note 19 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information. As the Company continues to expand its portfolio of more innovative, best-in-class, patent-protected assets, the Company may enter into more financial commitments in connection with agreements with its collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. For additional information, see Part I, Item 1A Risk Factors – “We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including divestitures, acquisitions or other potential transactions.”

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
The manufacturing of API and finished dosage forms is currently performed by a combination of internal and external manufacturing operations. After completing the divestiture of its API business in India, Viatris continues to maintain some selective R&D capabilities in API and believes it has access to adequate API supplies through a manufacturing and supply agreement with the API business buyer and Viatris’ supply agreements with other manufacturers. For additional information, see Part I, Item 1A Risk Factors - “We have a limited number of manufacturing facilities and certain third-party suppliers produce a substantial portion of our API and products, some of which require a highly exacting and complex manufacturing process.” of this Form 10-K.

The Company’s significant manufacturing, packaging, warehousing and distribution activities are located primarily in the U.S., Puerto Rico, Singapore, India, Australia, China, and certain EU countries, including Ireland. In addition, we maintain administrative facilities around the world. While many of these key facilities are owned, Viatris also leases certain facilities from third parties.
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

Following an inspection by the FDA at our oral finished dose manufacturing facility in Indore, India in 2024, the FDA issued a warning letter and an import alert related to this facility. The import alert affects 11 products that will no longer be accepted into the U.S. until the warning letter is lifted.

Following the substance of FDA’s original inspection observations, the Company immediately implemented a comprehensive remediation plan at the site. During 2025, we made substantial progress on our remediation activities at the facility, including but not limited to related personnel actions. Additionally, we have engaged independent third-party subject matter experts to support the remediation plan.

We have been in regular communication with the FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps we have taken to resolve all the points raised. Our responses to the warning letter and import alert were submitted within the required time periods. The facility will be subject to a reinspection by the FDA. The timing of the reinspection will be determined by the FDA; however, we anticipate that the facility will be ready for reinspection in 2026.

In mid-February 2026, a fire occurred in a service area at the Company's oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility has been temporarily suspended and the Company currently expects to resume operations beginning in April 2026. The Company believes it has certain insurance coverages for losses, including for assets and business interruption. In the event the plant cannot be returned to normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

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
The table below displays the percentage of consolidated net sales to our largest customers during the years ended December 31, 2025, 2024 and 2023:

	Percentage of Consolidated Net Sales
	2025	2024	2023
McKesson Corporation	*	*	10%
Cencora, Inc.	11%	12%	10%
Cardinal Health, Inc.	*	*	5%

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
Products
Viatris currently markets branded and generic drugs, including complex drugs.
Branded drugs are typically prescription pharmaceuticals that are sufficiently novel as to be protected by patents or other forms of exclusivity. As such, these drugs, which bear trade names, may be produced and sold only by those owning the rights, subject to certain challenges that other companies may make. Developing new medicines can take years and significant investment. Only a few promising therapies ever enter clinical trials. Fewer still are approved for sale by health authorities, at which point marketing to healthcare providers and consumers begins. Because patents and exclusivities last many years, they serve as an incentive to developers. During the periods protected, developers often recoup their investments and earn a profit. In many high-income countries, the brand business often is characterized by higher margins on lower volumes - especially as compared with generic manufacturers. Viatris has numerous branded drugs, including iconic brands, as well as several global key brands to help patients manage their health. Brand drugs include branded generics which are off-patent products that are sold under an approved proprietary name for marketing purposes. Brand products often become branded generics once patent protections or other forms of exclusivity expire. Branded generic products are common in many countries outside the U.S., including emerging markets. Brand and branded generic products are more sensitive to promotion than are unbranded generic products. They therefore represent the primary focus of most of our sales representatives and product-level marketing activity. Our branded drugs also include certain OTC products, which are sold directly to consumers without a prescription and without reimbursement.
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
Complex drugs are medicines that could have a complex active ingredient, complex formulation, complex route of delivery or complex drug device combinations. Viatris offers a number of these important medicines to patients, including Breyna™ Inhalation Aerosol, the first FDA-approved generic version of Symbicort®, Wixela Inhub®, the first generic of Advair Diskus®, glatiramer acetate injection, a generic version of Copaxone®, and its generic iron sucrose injection. Our current complex products are considered generics and are included within our generics revenue category.

As the Company looks to the future, Viatris’ goal is to leverage its proven scientific capabilities to create a durable and higher-margin portfolio of products, including innovative, best-in-class, patent-protected assets. While Viatris will continue to diligently pursue important generics opportunities and invest in the lifecycle management of certain key products in our current portfolio, the Company expects to increasingly focus on limited-competition complex and novel products targeting areas of significant unmet medical need, all with a first-to-market emphasis and serving our mission of patient access. The Company believes innovative and complex products categories are critical to patient health and are growing at a rapid pace. The Company is further enhancing its commercial and scientific capabilities as needed for this future portfolio and intends to increase its R&D investment as well as inorganically grow via business development.

We also often incur substantial litigation expense as a result of defending or challenging brand patents or exclusivities, which is described further in Note 20 Litigation included in Part II, Item 8 of this Form 10-K.

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
For OTC products, consumers are the decision-makers. OTC products are commonly sold via retail channels, such as pharmacies, drugstores and supermarkets. This makes their sale and marketing comparable to other retail businesses, with broad advertising and trade-channel promotion. Consumers often are loyal to well-known OTC brands. For this reason, suppliers of OTC products, including Viatris, must invest the time and resources needed to build strong OTC brand names.

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
Developed Markets
The Developed Markets segment comprises our operations primarily in North America and Europe. The Company’s business in North America is driven mainly by operations in the U.S., where the Company is one of the largest providers of prescription medicines. The U.S. pharmaceutical industry is very competitive, and the primary means of competition are innovation and development, timely FDA approval, manufacturing and supply chain capabilities, formulary placement, product quality, marketing, portfolio size, customer service, reputation and price. Viatris relies on a flexible and cost-effective supply chain to meet the rapidly changing needs of its customers around a reliable, high-quality supply of pharmaceutical products. Europe, where many governments provide healthcare at a low direct cost to consumers and regulate pharmaceutical prices or patient reimbursement levels, continues to be a highly competitive market, especially in terms of pricing, quality standards, service levels and product portfolio. Viatris’ leadership position in a number of countries provides the Company a platform to fulfill the needs of patients, physicians, pharmacies, customers and payors.
Significant products sold by the Developed Markets segment include Lyrica®, Lipitor®, Creon®, Breyna™, Influvac®, Wixela Inhub®, EpiPen® Auto-Injector, Fraxiparine®, and Yupelri®.

New product launches are an important growth driver. Important recent launches include iron sucrose injection and octreotide acetate for injectable suspension in the U.S., and pomalidomide, dapagliflozin, atorvastatin/ezetimibe, rivaroxaban, and ferric carboxymaltose in certain European markets.
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
In China, the recent healthcare reform measures are aimed at controlling the overall healthcare costs, while providing better and broader care to the population. Healthcare spending is expected to increase in-line with GDP growth. The VBP policy for LOE molecules is now in its seventh year and includes approximately 490 molecules. All major Viatris brands are included in the VBP molecule lists. The Company has re-balanced its business to expand its focus on the retail pharmacy and e-commerce channels while maintaining its presence in the hospital channel. Healthcare consumerism, increased spending power, and demand for premium medical products have generated strong growth in these new channels and partially absorbed the reductions seen in the hospital channel due to VBP. Additional pricing and volume pressure for pharmaceutical products sold in the hospital channel is expected to continue during 2026 and could negatively impact the Company’s results of operations. For additional information, see Part I, Item 1A Risk Factors - “We have and may continue to experience pressure on the pricing of and reimbursements for certain of our products due to pricing controls, social or government pressure to lower the cost of drugs, and consolidation across the supply chain.” of this Form 10-K.
Significant products within the Greater China segment include Lipitor®, Norvasc®, and Viagra®.

JANZ
The JANZ segment consists of our operations in Japan, Australia and New Zealand. In Japan, the National Health Insurance regulates the pricing of pharmaceutical products to healthcare providers. The Company sells products in Japan primarily through a network of wholesalers who then sell the products to doctors, hospitals and pharmacies. In addition, the Company is working on its innovative pipeline assets such as EFFEXOR® for generalized anxiety disorder, Nefecon for immunoglobulin A nephropathy, and pitolisant, a selective/inverse agonist of the histamine H3 receptor (with one indication for the treatment of excessive daytime sleepiness or cataplexy in adult patients with narcolepsy and another indication for the treatment of excessive daytime sleepiness associated with obstructive sleep apnea syndrome).

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
Important recent launches include Spydia® Nasal Spray in Japan.
Significant products within the JANZ segment include AMITIZA®, EFFEXOR®, Lipacreon®, Lyrica®, and EpiPen® Auto-Injector.
Emerging Markets
The Emerging Markets segment encompasses our presence in more than 125 countries with developing markets and emerging economies including in Asia, Africa, Eastern Europe, Latin America and the Middle East as well as the Company’s ARV franchise. With healthcare at various stages of development across these markets, we believe we are positioned to not only leverage our large geographical footprint to maximize the similarities between these markets, but also tailor solutions to meet local needs. There is demand in this segment for better healthcare to serve a growing population and economic expansion. Many countries in this segment are brand-conscious with generic penetration rates lower than developed markets.

Important recent launches include sotagliflozin in the United Arab Emirates in January 2026.
Among Viatris products sold in the segment are Lipitor®, Lyrica®, Norvasc®, Celebrex®, and ARV products.

Refer to Note 16 Segment Information included in Part II, Item 8 of this Form 10-K for more information about the Company’s segments.
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
Research and Development
We believe Viatris has a broad and differentiated global R&D platform that includes deep capabilities in clinical, medical and regulatory, and through our technology platforms, that enables the Company to bring hard to develop products to approval in global markets.

Viatris’ research, development and clinical platform, which includes regulatory activities, seeks to deliver new product opportunities across all of the Company’s categories and markets and to evaluate opportunities to expand the scope of our existing product portfolio with a focus on development activities. The Company’s product pipeline includes a variety of dosage forms, including oral solid dosage forms, transdermals, injectables, inhalation, and other delivery systems, as well as drug delivery devices. While committed to generics and specialty products, over the last several years, a greater portion of the Company’s investments has been focused on complex or difficult-to-formulate products, including modified release or complex injectables such as iron sucrose injection and glucagon, rather than commodity products such as conventional oral solid dosage forms. The Company is working on a number of programs including patent-protected, innovative assets such as selatogrel and cenerimod, and on the potential to be first-to-market for our generics of Abilify Maintena®, Injectafer®, Ozempic®, and Wegovy™.

As previously mentioned, one of the Company’s strategic pillars is our focus on expanding our innovative portfolio to identify, vet and secure best-in-class, patented-protected assets that address areas of significant unmet medical need. Viatris invests a significant amount of capital and resources in R&D, and this investment is likely to continue or potentially increase as we focus on more complex and innovative products to drive accelerated and durable growth, and build a more durable higher margin portfolio with exclusivity opportunities. In addition to increasing its R&D and IPR&D investment, the Company also expects to inorganically grow via business development through strategic alliances with partners. For additional information, see Part I, Item 1A Risk Factors - “We expend a significant amount of resources on R&D efforts that may not lead to successful product introductions.” of this Form 10-K.

Intellectual Property
Viatris considers the protection of its intellectual property rights to be extremely valuable, and the Company acts to protect them from infringement by third parties.
Viatris has an extensive trademark portfolio totaling approximately 27,000 active trademarks filed globally and routinely apply to register key brand names, generic names, branded generic names, and trade names in numerous countries around the world. The Company’s registered trademarks are renewable indefinitely, and are maintained in accordance with the laws of the countries in which they are registered.
The Company also has an extensive patent portfolio and actively files for patent protection in various countries to protect its brand-name, generic, branded generic, and OTC products, including processes for making and using them, as well as to protect its drug-delivery technologies. The Company has more than 1,400 patents filed globally. For additional information, see Part I, Item 1A Risk Factors - “We rely on the effectiveness of our patents, trademarks, confidentiality agreements and other measures to protect our intellectual property rights.” of this Form 10-K.
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
Sustainability
To learn about Viatris’ sustainability work, the Company encourages you to read Viatris’ 2024 Sustainability Report: Building Sustainable Access at Scale1, published in May 2025. The report highlights Viatris’ actions and initiatives across multiple areas of focus in support of the Company’s efforts to continue to be a model for sustainable access to medicine and to make an impact in the communities it serves. It also reports on how the Company progressed in 2024 on its companywide sustainability goals in the areas of: access and global health; workplace culture; and environment (climate, water, and waste).

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

Partnerships and collaborations are essential for meaningful and lasting impact, as are policies and strong healthcare systems and markets that allow for healthy competitive environments. While needs are global, circumstances are local, and Viatris works with an array of organizations - internationally, regionally and locally, public and private - to support sustainable access to medicines at consistent quality standards. We work to connect more people with even more products and services to advance access and health. Ultimately, we know we are stronger together, working collaboratively and relentlessly across our company and with the broader global community, in pursuit of access.

Environmental Stewardship

We are committed to minimizing our impact on the environment while working to safeguard a reliable supply of medicine. Our commitment entails systematic and continuous work, and a global integrated approach to managing our impact on and from climate change, energy efficiency and renewable energy, water and waste reduction, and air emissions.

Key actions taken by the Company include increasing renewable energy usage, implementing energy-efficiency projects, preventing refrigerant leaks and transitioning to greener refrigerants, using alternative fuels and technologies, and leveraging infrastructure upgrades and utility replacement projects. While it is very hard to predict accurately the future costs associated with compliance with environmental laws, this is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Viatris remains engaged in promoting environmentally responsible and sustainable supply chains, including through the Company’s compliance with the AMR Industry Alliance’s Common Antibiotic Manufacturing Standard in its operations
1 Please note that our website, Sustainability Report and their respective contents are not incorporated by reference into this Form 10-K.

and its commitment to the standard’s implementation across Viatris’ external supply chain. Furthermore, Viatris is leveraging its membership in the Pharmaceutical Supply Chains Initiative in external supplier sustainability engagement.

Community Engagement
Viatris seeks to foster healthy communities around the world by supporting education and health and disease awareness efforts that, in particular, help empower patients, promote access to care, and further community infrastructure and environmental protection – all part of building healthier and more resilient communities. Whether through in-kind and monetary donations, volunteering time and talents, or engaging with partners to find solutions, the Company works to address common global challenges and leverages Viatris colleagues’ collective capabilities while addressing unique local needs.

Viatris has continued its humanitarian support towards emergency response to assist victims of armed conflicts, disasters and extreme weather. Together with long-term partners including but not limited to, Direct Relief, AmeriCares, Save the Children, SBP, World Central Kitchen, and the American Red Cross, the Company has supported medical relief shipments, access to food and long-term rebuilding efforts. Furthermore, Viatris colleagues across the globe have supported local care facilities, community cleanups, fundraisers, and participated in volunteer opportunities to raise money and awareness for patients living with diseases as a part of a larger global initiative - Building Healthier Communities.

Business partnerships, collaboration within and across sectors, memberships, and philanthropic collaborations help us serve patients, healthcare systems and communities worldwide.

Human Capital
Our people
Our more than 30,000 colleagues are passionate about our mission, and together we are building a performance-driven, highly engaging and inclusive culture where diverse perspectives drive access, innovation and our ability to make an impact in the world.

In 2025, the Company received several recognitions, such as inclusion on Forbes’ World’s Best Employers list, TIME’s World’s Most Sustainable Companies list, Fortune’s World’s 25 Best Workplaces, and Newsweek’s America’s Greenest Companies list.

In recent years, Viatris has also been included on Forbes’ World’s Top Companies for Women list, Forbes’ World’s Best Employers list, USA Today’s America’s Climate Leaders list, 3BL 100 Best Corporate Citizens list, TIME’s World’s Best Companies list, Fast Company’s Most Innovative Companies list, Fortune’s Change the World list, National Association for Business Resources’ Nation’s Best & Brightest in Wellness list, and Newsweek’s America’s Most Responsible Companies list. Viatris has also received several local accolades in 2025 and previous years, such as Great Place to Work® and Top Employers certifications in multiple countries, among many others.

Our colleagues are dedicated to our mission and we continue to build our culture with a focus on colleague experience and engagement; learning and development; career progression; workplace culture; talent attraction and our deep commitment to the health, safety and wellbeing of our colleagues, their families and the communities we serve.

We remain committed to building upon our foundations, harmonizing our processes and programs and initiating many firsts for Viatris. Our commitment to wellbeing has grown with the launch of our Elevate program focused on the health, purpose and growth of our colleagues. This program is fully supported by an active and engaged employee-led group of ambassadors through the Viatris Elevate Champions network. We are living the Viatris mission internally by providing 100% of all colleagues globally with access to Elevate tools and resources including many local programs to further support health and wellbeing, with a focus on mental health through employee assistance programs and our partnership with Unmind.

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

At Viatris, our workplace culture is one of our greatest strengths as we strive to empower people worldwide to live healthier at every stage of life. We foster listening, inclusion, and mutual respect and encourage colleagues to connect with each other to learn, grow and achieve together.

The insights from our employee engagement and listening strategies guide our efforts as we continually strive to create a work environment where people can feel appreciated and make an impact in the world. We seek perspective in a variety of ways and encourage healthy interactions for all. Our pulse surveys demonstrate that our colleagues feel a strong sense of inclusion, we prioritize the health and safety of our workforce, and we have a strong sense of camaraderie and teamwork.

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

•Strategic Risks
◦We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including our enterprise-wide strategic review and other potential corporate transactions.
◦Viatris’ restructuring activities may not achieve their intended goals and may present significant challenges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
◦There are risks and uncertainties associated with divestitures, product rationalizations and asset sales, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
◦The integration of acquired businesses has presented and may in the future present significant challenges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
◦The imposition of tariffs on, or other trade restrictions or domestic sourcing requirements in, the territories and countries where we, our partners, suppliers, or customers do business, as well as any retaliatory actions with respect to such actions, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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
◦Incorporating ML, AI and other emerging technologies into our products, services and operations may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business, financial condition or results of operations.
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

Strategic Risks

We may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, our strategic initiatives and priorities, including our enterprise-wide strategic review and other potential corporate transactions.

As a result of the EWSR initiated in 2025, the Company has identified three strategic imperatives that will drive our future and position the Company for sustainable growth by (i) driving our base business through executing successful launches, focusing on supply chain continuity, evolving our generics portfolio over time towards more profitable, higher-margin products and strengthening our established brands portfolio (ii) fueling our innovative portfolio through advancing a pipeline of late-stage and in-market growth assets sourced both internally and externally; and (iii) modernizing for sustainable growth through strengthening our technology, data and talent capabilities to enable sustained success in a rapidly evolving healthcare environment.

As the Company looks to drive its base business by executing successful launches, evolving its generics portfolio over time towards more profitable, higher margin products, strengthening its established brands portfolio, and advancing its portfolio of late-stage and in-market growth assets sourced both internally and externally, it expects to use more capital resources and has entered into, and may in the future enter into, financial commitments in connection with acquisitions, alliances and collaborations, such as, our acquisition of the development programs for selatogrel and cenerimod, which are currently in Phase 3 development and our acquisition of Aculys Pharma, including exclusive rights to pitolisant in Japan and Spydia® in Japan and certain other markets in the Asia-Pacific region. In addition, we have in the past and may in the future enter into (i) strategic alliances with partners to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets and (ii) agreements with our collaboration partners that provide for certain services, as well as cross manufacturing, development and licensing arrangements. We commit substantial efforts and other resources to these various alliances and collaborations There is a risk that the investments made by us in these and other alliances and collaborative arrangements will not generate financial returns. In addition, our collaboration partners’ financial situation, or disputes or conflicting priorities and regulatory or legal intervention has been or could in the future be a source of delay or uncertainty as to the expected benefits of our strategic alliances and collaborations.

Implementing our strategic initiatives and priorities has been and may in the future be material both from a strategic and financial perspective. Our strategic initiatives and priorities have been, and may continue to be, complex, time-consuming or expensive, may divert management’s and employees’ attention, and expose us to operational ineffectiveness. We may miscalculate the risks associated with our strategic initiatives and priorities at the time they are made or not have the resources or ability to access all the relevant information to evaluate them properly, including with regard to the potential of R&D pipelines, manufacturing issues, compliance issues, supply chain continuity, technology, data capabilities, or the outcome of ongoing legal and other proceedings. Innovative and patent protected assets are difficult, costly and time-consuming to develop, receive regulatory approval for and bring to market. There can be no assurance that we will be able to achieve all of our intended goals or outlooks with respect to such strategies and priorities within the anticipated timeframes or at all, fully realize the expected benefits of any such transactions or arrangements, or successfully manage base business erosion or grow in future periods.

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

Viatris’ restructuring activities may not achieve their intended goals and may present significant challenges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

As a result of the EWSR initiated in 2025, Viatris has announced related cost-saving and restructuring activities designed to deliver meaningful cost savings primarily over a three year period expected to optimize its commercial capabilities, enabling functions, its R&D, medical and regulatory activities, and its sourcing, manufacturing and supply chain, including inventory optimization. Implementing these restructuring activities, including anticipated headcount reductions of up to approximately 10% and an anticipated facility closure, could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses, difficulty retaining existing employees, or require Viatris’ senior management to devote considerable amounts of time to these processes, which would decrease the time they have to manage and service Viatris’ existing businesses, and develop new products or strategies. In addition, the restructuring activities could result in total costs and expenses that are greater than anticipated, asset impairments, and reductions to the size or scope of our business, our results of operations, including but not limited to total revenues, and cash flows, our market share in particular markets or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. Even if the restructuring activities and related initiatives are successful, we may not achieve anticipated cost savings, opportunities for reinvestment, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all.

If our restructuring activities are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated cost savings and other benefits, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

There are risks and uncertainties associated with divestitures, product rationalizations and asset sales, one or more of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

Viatris has completed or is in the process of completing divestitures, product rationalizations and asset sales, and expects to initiate additional divestitures, product rationalizations and asset sales in the future. Such actions have resulted and could in the future result in asset impairments, as well as reductions to the size or scope of our business, our results of operations (including but not limited to total revenues and cash flows), our market share in particular markets, or our opportunities and ability to compete with respect to certain markets, therapeutic areas or products. We may not be successful in separating divested businesses or assets, which could negatively impact our ongoing operations, future earnings and future goals and outlooks.

In recent years, the Company has completed several divestitures, including the Biocon Biologics Transaction, the OTC Transaction, the divestiture of our API and women’s healthcare businesses and other divestitures. These divestitures have resulted and may in the future result in continued financial and operational exposure to the divested assets or businesses, such as through guarantees or other financial arrangements, indemnification, continued supply and distribution arrangements, transition services obligations to the divested businesses, stranded costs, or potential litigation.

Because the businesses or assets we have divested were commingled with Viatris’ other businesses, their financial information must be carved-out of Viatris’ financial and other systems, and this process has increased or will continue to increase the risk of errors in the presentation of our financial results in conformity with U.S. GAAP. In addition, we may also face other challenges as a result of divestitures, including maintaining employee morale and retaining key management.

With respect to the Biocon Biologics Transaction, in December 2025, Viatris entered into definitive agreements with Biocon for the sale of Viatris’ equity stake in Biocon Biologics for total consideration of $815 million, consisting of $400 million in cash and $415 million in newly issued equity shares of Biocon. The shares are subject to a six-month lock-up period. While the shares are listed and traded on the National Stock Exchange of India, the value of the shares remains subject to market fluctuations and there is no guarantee that Viatris will be able to sell the shares for any particular price.

Any of the risks described above could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. Refer to Note 5 Divestitures included in Part II, Item 8 of this Form 10-K for more information about our divestitures.

The integration of acquired businesses has presented and may in the future present significant challenges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Viatris’ businesses. In addition, integration activities have in the past and may in the future require Viatris’ senior management to devote considerable amounts of time to these activities, which has in the past and could in the future decrease the time they have to manage and service Viatris’ existing businesses, and develop new products or strategies. Even if integration activities are successful, we may not achieve anticipated synergies, growth opportunities and other financial and operating benefits within the timeline we anticipate, or at all.

If integration activities are unsuccessful, if the estimated costs are higher than anticipated, or if we are unable to realize the anticipated synergies and other benefits, there could be a material adverse effect on Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

We operate in a challenging environment, with significant pressures on the pricing of our products and on our ability to obtain and maintain satisfactory rates of reimbursement for our products by governments, insurers and other payors. We face numerous cost-containment measures by governments and other payors, including certain government-imposed industry-wide price reductions, caps on price increases, mandatory rebates or pricing, international reference pricing (i.e., the practice of a country linking its regulated medicine prices to those of other countries), VBP, tender systems, shifting of the payment burden to patients through higher co-payments, and requirements for increased transparency on pricing, all of which may have an adverse impact on the pricing of our products. In addition, rates of inflation have increased and may continue to increase pressure on governments, insurers and other payors to implement additional cost containment measures. There is no guarantee that these cost containment measures will be rolled back in the event that inflation rates decrease in the future. Recent actions by the Administration to establish most-favored-nation drug pricing pilot programs and its entrance into most-favored-nation drug pricing agreements with our competitors, could negatively impact the financial performance of innovative pipeline products and impact the business development environment.

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
In addition, there have been executive orders, legislation, and legislative and regulatory proposals, including in connection with government programs such as Medicare, concerning drug prices and related issues, including the perceived need to bring more transparency to drug pricing, reviewing the relationship between pricing and manufacturer patient programs, and reforming government program reimbursement methodologies for drugs. Some states have also signed into law programs that compel manufacturers to provide certain medicines at free or reduced costs to certain patients, and additional states are exploring such programs. Although we continue to expect to see focus on regulating pricing, we cannot predict what, if any, additional changes in legislative or regulatory priorities and personnel may transpire at the state or federal level, or what the ultimate impact may be.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the U.S., and it is likely that Congress, the Administration, and state legislatures and health agencies will continue to focus on healthcare reform in the future.
In 2022, the Inflation Reduction Act was enacted, which includes numerous Medicare reforms that will affect reimbursement for certain pharmaceuticals covered by Medicare and modify the Part D and Part B program structure, including shifting the liability for certain prescription drug costs shared between Medicare, pharmaceutical manufacturers, and Part D plans. These reforms include government price negotiation for certain high-spend, single-source Medicare drugs, out-of-pocket caps for Medicare beneficiaries using insulin products, and the application of inflation-based rebates for certain Medicare drugs. The implementation of the Inflation Reduction Act, including the drug price negotiation provision, inflation penalties, and Part D redesign is currently underway and could negatively affect certain Viatris portfolio products based on future pricing decisions, changes in the Consumer Price Index for All Urban Consumers (CPI-U), and the potential for shifting payor preferences based on the Part D redesign and requirements to cover drugs selected for negotiation.

We are unable to predict the future course of federal or state healthcare legislation in the U.S. or reform or the outcome of challenges to such laws or reforms once passed. For example, changes to or reductions in subsidies of individual insurance plans on the healthcare exchanges in 2026 have led to a reduction in the number of individuals with health insurance in the U.S., which could lead to correlating reductions in spending on pharmaceuticals and increased reliance on our patient support programs. Instability related to government funding, particularly Congressionally appropriated funds used by the FDA or user fees, or heightened levels of staff departures at key regulatory agencies, could lead to increased regulatory uncertainty and delayed approvals for NDAs and ANDAs. Significant additional reforms to the U.S. healthcare system, including changes to the ACA, Medicare and Medicaid, modifications to the Inflation Reduction Act, or changes to other laws or regulatory frameworks in other markets in which we operate, that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
•instability in the Middle East, especially the conflict in Israel and Gaza, has impacted and may continue to impact our and our partners’ ability to develop and manufacture products in the region and to transport those products to other markets, and has impacted and may continue to impact the ability of regulators to conduct required inspections at our or our partners’ manufacturing facilities in the region. The conflict has also impacted our and our partners’ ability to market or sell pharmaceutical products in the area, and has caused and may continue to cause other disruptions to the supply chain. A significant escalation or expansion of the conflict’s current scope may have a negative impact on our operations and financial results in future periods;
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
•government shutdowns or changes in government or economic policies, elections, or financial, political, or social change or instability that affects the markets or countries in which we or our partners operate;
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
•imposition of adopted, new, announced or proposed tariffs, trade restrictions or domestic sourcing requirements, including but not limited to products, ingredients, and inputs (such as API) on products sold between the U.S. and other countries as a result of recent trade policy shifts in the U.S. and other countries;
•changing or increasing requirements related to the domestic or regional manufacture of pharmaceutical products, or other country of origin policies, in the U.S., EU, and other jurisdictions globally, including changes in U.S. government procurement laws for pharmaceutical products related to compliance with the Trade Agreements Act or country of origin policies, changes in U.S. agency procurement policies for pharmaceutical products manufactured in India or China, or changes in relevant customs, import, and export laws;
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
In particular, the amount of goodwill and identifiable intangible assets in our consolidated balance sheets is significant as a result of our acquisitions and other transactions, and may increase further following future potential acquisitions, and we have in the past and may in the future decide to sell assets that we determine are not critical to our strategy or execution. These and other future events or decisions have in the past and may in the future lead to significant asset impairments and/or related charges, including a goodwill impairment charge of $2.94 billion in 2025. Certain impairments may also result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any such charges could cause a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
Third parties may illegally manufacture, distribute and/or sell counterfeit or IP-infringing versions of our products that do not meet our rigorous manufacturing and testing standards. Counterfeit products are frequently unsafe or ineffective and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong API, an incorrect dose of API or no API at all, depriving patients of the therapeutic benefit of such medicines. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.
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

Many of our products are not protected by patent rights or have limited patent life and will soon lose patent protection. Loss of patent protection for a product typically is followed promptly with the launch of generic products. As a result, sales of many of these products decline or stop growing over time, and decline faster than projected once patent protection is lost. In addition, certain products have experienced or may experience generic competition prior to the expiration of patent terms or associated extensions. For example, we may lose market exclusivity for Amitiza® 24 μg in Japan in June 2026. We may not be successful in managing competition from non-branded generics or other alternatives, or in generally managing revenues after loss of exclusivity, and our business may be materially adversely affected.

We also face increasing competition from lower-cost generic products and other branded products. As we focus on developing or acquiring innovative, best-in-class, patent-protected assets, competition from manufacturers of generic or biosimilar drugs, including from generic versions of competitors’ branded products that lose their market exclusivity, has been and will continue to be a major challenge for our patent-protected and branded products. Generic competitors are also becoming more aggressive in terms of pricing in many of the regions in which Viatris operates. In China, for example, we face strong competition from certain generic manufacturers, which has resulted and may in the future result in price cuts and volume loss on some of Viatris’ branded products without patent term and/or regulatory protection. In many emerging markets, we face increased competition and contracting markets for certain of our ARV products, primarily related to competing therapies. We also face competition in the U.S., the EU and other mature markets that have a robust generics market and favorable regulatory conditions for generics. In addition, legislative proposals emerge from time to time in various jurisdictions to further encourage the early and rapid approval of generic drugs. Any such proposal that is enacted into law could increase competition and worsen this negative effect on our branded sales.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, net sales, gross profit, and net earnings. For the years ended December 31, 2025 and 2024, Viatris’ top ten products in terms of sales, in the aggregate, represented approximately 36% and 33%, respectively, of the Company’s net sales. If the volume or pricing of our largest selling products declines in the future, our business, financial condition, results of operations, cash flows, and/or share price could be materially adversely affected.
Operational Risks

Current and changing economic conditions, including inflation, may adversely affect our industry, business, partners and suppliers.

The global economy continues to experience significant volatility, and the economic environment may become less favorable. For example, if the U.S. or another country defaults on its debt, or takes measures to avoid such a default, or if there is an assumption that such an event may occur, this could have a negative impact on general economic conditions, including the liquidity of and access to the capital markets. A sovereign debt default, economic volatility, governmental financial restructuring efforts and evolving deficit and spending reduction programs could negatively impact the global economy and the pharmaceutical industry. This has led, or could lead, to reduced consumer and customer spending, reduced or eliminated governmental or third-party payor coverage or reimbursement or reduced spending on healthcare, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, patients and customers reduce spending or purchases, or if governments or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals or impose price or other controls adversely impacting the price or availability of pharmaceuticals (whether for generics, branded products or both). Reduced consumer and customer spending, reduced government or third-party payor coverage or reimbursement, or new government controls, may drive us and our competitors to decrease prices, may reduce the ability of customers to pay, or may result in reduced demand for our products.

In addition, higher rates of inflation have resulted, and may continue to result, in increased costs of labor, raw materials, other supplies and freight and distribution costs, among others. While inflationary and other macroeconomic pressures have somewhat eased more recently, we do not expect to see a corresponding reduction in these higher costs and expect such higher costs to negatively impact our results of operations. For the pharmaceutical industry and the healthcare systems in the markets in which we participate, regulatory restrictions and the pricing dynamics of our products generally make it difficult to pass on such costs to customers. Inflation has also resulted and may continue to result in higher interest rates and increased costs of capital. In particular, high levels of inflation and rising energy costs have in the past, and may in the future, result in significant economic volatility. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. Dollar versus the other currencies in which we operate, has in the past and may in the future, negatively impact our results of operations.

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

Our manufacturing operations involve handling chemicals, pressurized systems, and complex equipment and electrical systems, which expose us to inherent health and safety risks. These include accidents, fires, explosions, chemical spills, and employee exposure to hazardous substances. Such incidents have in the past and could in the future result in serious injury, property damage, regulatory investigations, or significant operational disruptions. We have implemented systems and procedures across our facilities designed to prevent, prepare for and respond to such incidents. However, if our systems, procedures or other risk management efforts are not effective, our facilities may be adversely affected, and operations would experience significant impact or disruption.

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

The pharmaceutical industry is subject to regulation by various governmental authorities in the jurisdictions in which we operate, including the U.S., EU, China and India. For instance, we must comply with applicable laws and requirements of the FDA and other regulatory agencies, including foreign authorities, with respect to the research, development, manufacture, quality, safety, effectiveness, approval, labeling, tracking, tracing, authentication, storage, record-keeping, reporting, pharmacovigilance, sale, distribution, import, export, marketing, advertising, and promotion of pharmaceutical products. We are committed to conducting our business, including the sale and marketing of our products, in compliance with all applicable laws and regulations. These laws and regulations, however, are numerous, complex and continue to evolve, and it is possible that a governmental authority may challenge our activities, or that an employee or agent could violate these laws and regulations without our knowledge. Failure to comply with these laws, regulations or expectations could result in a range of consequences, including, but not limited to, fines, penalties, disgorgement, exclusion from U.S. federal healthcare reimbursement programs, unanticipated compliance expenditures, suspension of review of applications or other submissions, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution of certain products or at certain facilities, our inability to sell products, the return by customers of our products, injunctions, and/or criminal prosecution. Under certain circumstances, a regulator may also have the authority to revoke or vary previously granted drug approvals.
The safety profile of any product will continue to be closely monitored both by the Company through on-going post-market vigilance programs and by the FDA and comparable foreign regulatory authorities after approval. For example, certain jurisdictions and regulatory agencies, including the FDA and EMA, require risk assessments and, if applicable, testing for the presence of nitrosamine impurities in certain drugs. If such regulatory authorities become aware of new safety information about any of our marketed or investigational products, those authorities may require further inspections, enhancements to manufacturing controls, labeling changes, establishment of a risk evaluation and mitigation strategy or similar strategy, restrictions on a product’s indicated uses or marketing, or post-approval studies or post-market surveillance. In addition, we are subject to regulations in various jurisdictions, including the Federal Drug Supply Chain Security Act in the U.S., the Falsified Medicines Directive in the EU and several other such regulations in other countries that require us to develop electronic systems to serialize, track, trace and authenticate units of our products through the supply chain and distribution system. Compliance with these regulations has in the past and may in the future result in increased expenses for us or impose greater administrative burdens on our organization, and failure to meet these requirements could result in fines or other penalties.

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
Although we have established internal quality and regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our compliance efforts, we or our partners have in the past and may in the future receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. For example, in December 2024 the FDA issued a warning letter and import alert related to our oral finished dose manufacturing facility in Indore, India. The warning letter and import alert restrict our ability to distribute certain products into the U.S. and have also negatively impacted our ability to sell products made at this facility to customers in other regions. The warning letter and import alert at our Indore facility negatively impacted our financial condition, results of operations and cash flows in fiscal year 2025, and we may not be able to fully recover these lost revenues in current or future periods. While we continue to work toward finalizing the remediation of the Indore facility to prepare for reinspection by the FDA, if we are unable to resolve any such observations and address regulatory concerns in a timely fashion, our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price could be materially adversely affected.

Our business could be adversely affected if any regulatory body were to delay, withhold, or withdraw approval of an application; require a recall or other adverse product action; require one of our manufacturing facilities, partners, or suppliers to cease or limit production; or suspend, vary, or withdraw related marketing authorization. Reductions in personnel at the FDA or other health agencies as a result of changing legislative or regulatory priorities could result in slower response times or reduced resources and, as a result, review of regulatory submissions, inspections, resolution of warning letters or import alerts, approval of new products and other timelines important to our business may be materially impacted, which could have a material adverse effect on our business.

Regulators and policymakers globally are also increasingly focused on addressing drug shortages and expanding transparency across supply chains. In the U.S., Congress has considered measures to enhance supply chain resiliency and ensure the quality of pharmaceutical products, including expansion of reporting requirements to include API and finished dose manufacturing locations and expanded communication with regulators regarding demand spikes for pharmaceutical products. Compliance with any such requirements may be burdensome or costly.

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
•obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods; and
•seeking to obtain patents on new uses, formulations and processes with respect to drugs for which any original patent protection is about to expire.

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

Our future revenues and profitability will depend, in part, upon our ability to successfully and timely develop, license, or otherwise acquire and commercialize new products. For example, in 2026 Viatris is anticipating regulatory responses on several products, including its low dose estrogen weekly patch for contraception and fast-absorbing formulation of meloxicam. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and/or the market is not yet fully developed as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including, among others, uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. As we look to accelerate our growth by building on the strength of our base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, the development and commercialization process of such products requires substantial time, effort and financial resources. As a result, our ability to match our production levels and capacity to market demand is imprecise and may result in a failure to meet market demand or satisfy customer requirements for our products or, alternatively, an oversupply of inventory. We, or a collaboration partner, may not have sufficient capital or finances to develop or commercialize a potential product, may not be successful in developing or commercializing such products on a timely basis, or at all, and such products may be less likely or take longer to receive regulatory approval, which could adversely affect our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct R&D primarily to enable us to gain approval for, manufacture, and market pharmaceuticals in accordance with applicable laws and regulations. We also partner with third parties to develop or acquire products under development, including, for instance, our acquisition of the development programs for selatogrel and cenerimod, which are currently in Phase 3 development and our acquisition of Aculys Pharma, including exclusive rights to pitolisant in Japan and Spydia® in Japan and certain other markets in the Asia-Pacific region. Successful product introductions have in the past and may in the future significantly rely on our partners or collaborators, including with respect to their financial condition. Typically, expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we look to accelerate our growth by building on the strength of our base business with an expanding portfolio of innovative, best-in-class, patent-protected assets, our related expenses have increased and will likely continue to increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex or innovative drugs, our, or a partner’s, R&D and Acquired IPR&D expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. In addition, we have incurred and may in the future incur asset impairment charges related to such programs if they are not successful. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as R&D costs in excess of what we anticipated.

Clinical testing, particularly with respect to new and/or complex or innovative drugs, is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process, including after significant investments have been made. We or our collaboration partners may experience delays in our ongoing or future clinical trials, and we do not know whether planned clinical trials will begin or enroll subjects on time, need additional financing, need to be redesigned, or be completed on schedule, if at all.
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

Market perceptions of us are very important to our business, especially market perceptions of our company, products, brands and the safety and quality of our products and brands. Viatris believes that maintaining and enhancing certain of its brands is important and often provides certain competitive advantages. If we, our partners and suppliers, or our products or brands suffer from negative publicity, are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our reputation and business. Negative publicity related to the receipt of a warning letter, import alert, or similar restrictions from the FDA or other regulatory authorities, such as the restrictions at our Indore facility, have damaged and could continue to damage our reputation among customers, lead customers to seek other suppliers of our products, or lead to additional inquiries from other regulatory authorities. In addition, if customers, patients or regulatory authorities mistake us, our partners and suppliers, or our products and brands for other companies, products or brands, this could lead to brand confusion, unanticipated regulatory inquiries or proceedings and have a negative impact on our reputation and business.

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

A significant portion of our revenues is derived from sales to a limited number of customers. For the years ended December 31, 2025 and 2024, Viatris’ top three customers in terms of net sales, in the aggregate, represented approximately 25% and 26%, respectively, of the Company’s consolidated total net sales. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price could be materially adversely affected.

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

A substantial portion of our manufacturing capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third-party suppliers. We have in the past and will in the future close, downsize or divest manufacturing facilities, which further limits our internal manufacturing capacity and increases our dependence on third-party suppliers. A significant disruption at any facilities within our internal or third-party supply chain, even on a short-term basis, whether due to the failure of a third-party supplier to fulfill the terms of their agreement with us, labor disruption, legal proceedings, adverse quality or compliance observation, other regulatory action, infringement of brand or other third-party intellectual property rights, natural disaster, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could also result in a loss of confidence from our customers, loss of existing or potential business, and have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price. If we or our third-party suppliers face significant manufacturing issues, this could lead to shutdowns, delays or product shortages, or to our being entirely unable to supply certain products to customers for an extended period of time. In addition, our facilities or the facilities of our third-party suppliers have in the past and may in the future be required to close for periods of time, be required to staff at reduced capacity, or suffer other manufacturing shortages, delays or shutdowns as the result of an outbreak of disease, epidemic or pandemic, fires, accidents, weather, unrest or other emergencies taking place in or near any of our facilities. For example, manufacturing at our facility in Nashik, India has been temporarily suspended due to a fire in February 2026. Such shortages, delays or shutdowns have in the past and could in the future result in significant losses of sales revenue, third-party litigation, or negative publicity. See also “The pharmaceutical industry is heavily regulated, and we face significant costs and uncertainties associated with our efforts to comply with applicable laws and regulations.”

We purchase certain API and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. The price of API and other materials and supplies is subject to volatility, including as a result of global supply chain disruptions and rates of inflation. In certain cases, we have listed only one supplier in our applications with regulatory agencies. There is no guarantee that we will always have timely, sufficient or affordable access to critical raw materials or finished product supplied by third parties, even when we have more than one supplier, which could lead to our or our partners’ and suppliers’ inability to supply sufficient quantities of our products to meet market demand. In connection with our API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we purchase a significant amount of API from the purchaser in that transaction. Our obligations under this manufacturing and supply agreement have made us more dependent on the purchaser of our API business and the success of their business, and made us more vulnerable to API supply shortages and price volatility. In addition, actual or alleged quality deficiencies in the products which we or our suppliers provide, or at our or their manufacturing facilities, including with respect to warning letters and import alerts, for example at our Indore facility, have in the past and could in the future adversely impact our manufacturing and supply capabilities, cause supply interruptions, or lead to voluntary market withdrawals or product recalls. The EU has implemented particularly stringent regulations with respect to manufacturing standards for API imported into Europe that place the certification requirement on the regulatory bodies of the exporting countries. An increase in the price, or an interruption in the supply, of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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

Given the size, complexity and global reach of our business, it is important that we attract, motivate and retain qualified management and other key employees in order to develop and commercialize new products, manage our business, and compete effectively. Our ability to do so also depends in part on how well we maintain a strong, diverse, inclusive, and safe workplace culture that is attractive to employees. Competition for qualified personnel in the pharmaceutical industry is intense. Current or prospective Viatris employees may have changing expectations around workplace flexibility, and a failure to meet these evolving expectations may result in reduced ability to attract and retain talent. In addition, current or prospective Viatris employees may experience uncertainty about their future roles at the Company as a result of our strategic initiatives, acquisitions, divestitures, integration activities, enterprise-wide strategic review and related cost-saving and restructuring activities. As a result, we may lose key personnel or may be unable to attract, retain and motivate qualified individuals, or the associated costs may increase. If we fail to attract, develop, incentivize and retain key scientific, technical, commercial, regulatory, information security, privacy, or management personnel, this could lead to loss of customers, business disruption, and a decline in revenues, adversely affect the progress of pipeline products, or otherwise adversely affect our operations.

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
We are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, Chinese anti-corruption laws and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials or others for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties, or subject us to costly and time-consuming government investigations and oversight. Likewise, we are impacted by the U.S. Foreign Extortion Prevention Act that criminalizes a foreign government official’s solicitation of improper payments from U.S. companies or individuals in exchange for conferring an improper advantage. While this law targets improper demands by foreign officials, in many countries in which we operate hospitals are owned and operated by the government, and doctors and other hospital employees with which we do business would be considered foreign officials under these regulations. In addition, the U.S. Foreign Extortion Prevention Act may increase enforcement of the U.S. Foreign Corrupt Practices Act and other applicable anti-corruption laws and amplify exposure for U.S. companies.

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

We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, personal injury, securities fraud, claims with respect to the manufacture, sale, marketing and distribution of opioid products, antitrust matters, breach of contract, consumer protection matters, and claims involving Medicare, Medicaid and/or VA reimbursements, or laws relating to sales, marketing, and pricing practices. These proceedings may involve claims for, or the possibility of, fines, penalties, joint and several liability, or damages involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs.
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
The legal landscape for the liability of pharmaceutical manufacturers for certain product liabilities claims could increase our exposure to litigation costs and damages, including in connection with third party defense and indemnification demands. Moreover, although we maintain a combination of self-insurance and commercial insurance, no reasonable amount of insurance can fully protect against all risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
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

Significant disruptions to our IT and information systems or cybersecurity breaches could adversely affect our business. We are increasingly dependent on sophisticated IT and information systems and infrastructure to operate our business. If the Company does not successfully establish, maintain and update its IT and information systems, this could result in increased system outages or business disruptions, higher costs and failure to meet our business objectives. The number of new vulnerabilities identified to these systems combined with the increased number of systems that reach end of life each year creates an opportunity for system failures as well as successful malicious attacks. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Evolving work conditions, including work from home protocols, may be less secure and have introduced operational risk, including increased cybersecurity risk. For example, groups and individuals have sought to exploit remote working environments to initiate hacking, phishing, and social engineering attempts and malware attacks.

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

We outsource significant elements of our operations to third parties and provide IT, information, and security services to some partners under transition services agreements. Some of these third parties are outside the U.S., including significant elements of our IT and information systems infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The overall increase in supply chain attacks on companies generally, and our interdependency on third party suppliers increases the potential for supply disruptions and service IT and information system outages. In addition to our reliance upon third parties to provide IT and information system and security services, the market for such services continues to contract and converge, increasing both the challenges in identifying competent providers and the impact of a breach incident with any single vendor. In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining our access to and the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary business information and personal information) is important to our competitive business position. However, such information can be difficult and costly to protect. While we have taken steps to identify and protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential or material non-public information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information.

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
The EU’s and U.K.’s GDPR, together with related local implementing regulations, impose significant compliance obligations on our organization. The GDPR establishes a comprehensive data protection framework that governs the collection, processing, and the transmission of personal information to jurisdictions outside of the EU and U.K. The GDPR also affords individuals with a series of privacy rights relating to their personal information. GDPR-imposed violations can result in significant penalties for non-compliance, including fines up to the higher of €20 million or 4% of total annual worldwide revenue. Cybersecurity regulations continue to evolve beyond laws focused specifically on personal information. In particular, the EU’s NIS2 Directive and related national implementing laws impose additional cybersecurity risk management, governance, and incident reporting obligations on certain in-scope entities and their critical services and systems. NIS2 also includes significant penalties for non-compliance, including fines up to the higher of €10 million or 2% of total annual worldwide revenue for certain entities, as implemented by applicable national law. Other recent or proposed legislation aimed at strengthening national cybersecurity protections have focused on more prescriptive requirements for managing risks and vulnerabilities and reporting incidents, going beyond general guidelines. Another evolving trend is national prohibitions against the use of foreign security software, imposing data sovereignty or prohibitions on cross-border security monitoring, which could require us to adapt our technologies, controls and practices to meet local standards.

In China, the laws and regulations relating to cybersecurity, data privacy and personal information continue to evolve. In 2021 and 2022, China amended and, in some cases, adopted new laws and regulations governing the collection, transmission, processing and use of individual personal data, including the Data Security Law, the Cybersecurity Review Measures, the Personal Information Protection Law and the Data Export Security Review Measures. These laws and regulations restrict our ability to collect, transfer and use certain personal data, absent an application to and, in some cases, approval from relevant governmental authorities in China. Additional regulations, guidelines, and measures relating to data privacy and data protection are expected to be adopted, including more guidance from industry sector regulators on the catalogues of important data and publication of implementation rules for certifications for cross-border transfers of personal information out of China, which may contain additional requirements for transferring personal information out of mainland China.

In India, the DPDP Act forms the personal information protection and regulatory requirements for organizations who process any personal information within the country. The DPDP Act is currently in the initial phase of implementation with a 12-18 month phased compliance timeline for organizations although there are current discussions regarding shortening this timeline. The DPDP Act focuses on data minimization, purpose limitation, and user consent and includes a requirement for a Data Protection Officer. While similar to other data protection laws such as the GDPR, several requirements are unique to the DPDP Act such as registered consent managers and a lack of available legal bases for processing personal information without consent. These requirements, along with other requirements unique to the DPDP Act, will require us to enhance our data privacy processes and practices accordingly.

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
Incorporating ML, AI and other emerging technologies into our products, services and operations may result in legal and regulatory risks, reputational harm or have other adverse consequences to our business, financial condition or results of operations.

ML and AI-based solutions, including generative AI, are increasingly being used in the pharmaceutical industry, including by us, and we expect to use other systems and tools that incorporate ML or AI-based technologies in the future. The rapidly evolving nature of these technologies presents risks and challenges, including with respect to opportunity costs, the establishment of durable governance frameworks, standards and best practices, and uncertainty around return on investment. For example, algorithms may be flawed; data sets may be insufficient, of poor quality or contain biased information; and inappropriate or controversial data practices could impair results. If the analyses that ML or AI-based software assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability and brand or reputational harm. In addition, the use of ML or AI solutions by our employees or third parties on which we rely could lead to the public disclosure of confidential information (including personal data or proprietary information) in contravention of our internal policies, data protection or other applicable laws, or contractual requirements.

In addition to the risks inherent in all information technology systems—including cybersecurity, data confidentiality, system integrity, and availability—the unique characteristics of AI can amplify existing risks and introduce new risks. These include an elevated risk of intellectual property loss or infringement, whether through inadvertent disclosure, unauthorized training on proprietary data, or improper use of third-party content. AI tools lower the barrier to access and replication, increasing the likelihood of intellectual property leakage, copyright violations, and regulatory non-compliance. Additionally, ML or AI-based systems may be subject to novel cybersecurity risks, including attempts to manipulate model outputs, poison data, or extract sensitive information, which could compromise the confidentiality, integrity, or availability of our systems and data.
AI-specific risks also include so-called “hallucinations,” where systems generate inaccurate, misleading, or fabricated outputs that may not be readily detectable, potentially affecting business decisions, customer trust, and regulatory posture. Model performance is highly dependent on the quality, completeness, and appropriateness of underlying data. Flawed algorithms, biased or insufficient datasets, or controversial data practices may lead to unreliable outcomes and reputational harm.

The deployment of AI in regulated environments presents additional complexity. Requirements related to validation, documentation, explainability, data lineage, and change control may lengthen implementation timelines, increase costs, or trigger regulatory scrutiny, audit findings, or enforcement actions. As regulatory expectations continue to mature globally, organizations must ensure that AI adoption aligns with existing compliance obligations and risk management frameworks.

The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. In addition, the legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, cybersecurity, and privacy and data protection. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, loss of trade secrets or other intellectual property, brand and reputational harm, or lead to outcomes with unintended biases or other consequences, which could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on the way we operate our business, our financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

Increasing scrutiny and evolving expectations from customers, regulators, governments, investors, lenders, employees, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing expectations and scrutiny from customers, regulators, governments, investors, lenders, employees and other stakeholders related to their environmental, social and governance practices and disclosures. Investor advocacy groups, investment funds and influential investors are also focused on these practices, including those related to the environment, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, both in our own operations and in our supply chain. New or evolving government regulations, including in the EU, have resulted and could continue to result in new or more stringent forms of environmental, social and governance oversight and related costs, including increased greenhouse gas limitations, and the expansion of mandatory and voluntary reporting, due diligence, and disclosure regarding environmental, social and governance matters, which could materially negatively impact our business and operations. In parallel, environmental, social and governance initiatives have become increasingly controversial, and we may also face scrutiny, reputational risk, lawsuits or market access restrictions as a result of our initiatives and disclosures. Complying with new, changing, and sometimes divergent regulations will likely require us to modify or update certain of our practices, processes, and manufacturing systems, which could require additional investment of time and resources or result in significant costs. Failure to adapt to or comply with government regulations, regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to investors and capital, and our stock price, and could lead to novel forms of litigation, including shareholder litigation and governmental investigations or enforcement actions, sanctions or fines related to environmental, social and governance matters.

In the EU, evolving “extended producer responsibility” regulations have been proposed or adopted with respect to public wastewater treatment and use of plastics, among others. For example, as currently proposed, companies that manufacture, market, or supply pharmaceutical products will be required to pay a significant portion of the cost of upgrading public wastewater treatment plants across EU member states to treat urban wastewater to eliminate micropollutants. These and other similar regulations may significantly increase the cost of producing and supplying our pharmaceutical products, limit our ability to supply certain products in certain markets, or may limit our competitiveness, which may adversely impact our market share, business and operations.

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
Although Viatris currently intends to continue to pay quarterly dividends to its shareholders, there is no assurance that Viatris will declare and pay, or have the ability to declare and pay, any dividends on its common stock in the future. Whether dividends will be paid, and the amount and frequency of any such dividend payments, will depend upon a number of factors, including Viatris’ results of operations, cash flows, financial position, competitive or commercial developments, contractual or statutory restrictions and any other factors considered relevant by the Viatris Board. Such payments, and the amount and frequency thereof, are also subject to the other risks set forth in these risk factors. In addition, while the Board of Directors has authorized a $2 billion share repurchase program, of which $1.0 billion remains available as of February 26, 2026, there is no guarantee with respect to the timing or amount of any future share repurchases, or that we will repurchase the full amount authorized under our current share repurchase program. Other factors, including changes in tax or securities laws, such as the U.S. Inflation Reduction Act of 2022 which imposes a corporate excise tax of 1% on net stock repurchases, could also impact our share repurchases. A share repurchase program could affect our stock price and increase volatility, and any announcement of a pause in, or termination of, a share repurchase program may result in a decrease in our stock price. Payment of a cash dividend or share repurchases will reduce the amount of cash available to the Company for other activities, including repayment of debt, investment in the business, R&D, business development activities, acquisitions, or other capital expenditures. If we are unable to, or choose not to, pay a quarterly dividend or repurchase shares under our share repurchase program, this may have a negative impact on the perception of the Company as an investment opportunity by shareholders or investment analysts, which may in turn negatively impact our stock price.

If tax authorities determine that the intercompany pricing applied to our cross-border arrangements is inconsistent with the arms’ length standard or otherwise ineffective, our tax liabilities could increase.

We have potential tax exposures resulting from the varying application of statutes, regulations, and interpretations which include exposures on intercompany pricing of cross-border arrangements among our subsidiaries (including intercompany loans, licenses, sales, and services agreements) in relation to various aspects of our business, including manufacturing, marketing, sales, distribution and enabling functions. Although we believe our cross-border arrangements among our subsidiaries are based upon internationally accepted standards and applicable law, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in an increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
We may not be able to maintain competitive financial flexibility and our corporate tax rate which could adversely affect us and our shareholders.
We believe that our structure and operations give us the ability to achieve competitive financial flexibility and a competitive worldwide effective corporate tax rate. We must make material assumptions underlying our expected tax rates, including regarding the effect of certain internal reorganization transactions, intercompany transactions, and divestitures. We cannot give any assurance as to what our effective tax rate will be, however, due to uncertainty regarding the tax policies of the jurisdictions where we operate, potential changes of laws and interpretations thereof, the potential for tax audits or challenges, and other complexities. Our actual effective tax rate may vary from our expectation and that variance may be material. For example, in 2022 the U.S. Inflation Reduction Act was signed into law which, among other things, provides for a corporate alternative minimum tax of 15% on adjusted financial statement income and an excise tax of 1% on corporate share repurchases. In addition, on July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act, which contains a broad range of tax reform provisions affecting businesses, including permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. Moreover, the rate of tax we pay in other jurisdictions may increase significantly upon the adoption and implementation of the OECD Pillar Two Global Anti-Base Erosion rule, which provides for a minimum 15% tax rate in jurisdictions where adopted. We are continuing to evaluate the impact of these laws, and other proposed changes in corporate tax laws, which may significantly increase our global tax liabilities. In addition, the tax laws of other jurisdictions could change in the future, and such changes could cause a material change in our effective tax rate.

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
Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in non-U.S. currencies, including among others the Chinese Renminbi, Euro, Swedish Krona, Indian Rupee, Korean Won, Japanese Yen, Australian Dollar, Canadian Dollar, and British Pound Sterling. Our financial condition, results of operations, and cash flows, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. Defaults or restructurings in other countries could have a similar adverse impact on our financial condition, results of operations, and cash flows. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations.
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
•limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements, and other financing needs;
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

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial, and business conditions. If we do not have sufficient cash flow to service our indebtedness, including the repayment of significant near-term indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money, or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our credit agreements and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.
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
Our credit facilities, senior unsecured notes, commercial paper program, other outstanding indebtedness, and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates, or restrict our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our credit facilities require us to maintain specified financial ratios. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.
If we incur additional debt, the risks described above could intensify. If global credit markets contract, future debt financing may not be available to us when required or may not be available on acceptable terms or at all, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures, or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
Viatris has significant amounts of goodwill, IPR&D and intangible assets on its balance sheet. Viatris tests goodwill for impairment during the second quarter of every fiscal year, and on an interim date should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with ASC 350, Goodwill and Other Intangible Assets. If the fair value of a reporting unit is revised downward due to declines in business performance or other factors, an impairment under ASC 350 could result and a non-cash charge could be required. Viatris tests intangible assets with indefinite lives for impairment on an annual basis and intangible assets and IPR&D with finite lives for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. This assessment of the recoverability of intangible assets could result in an impairment and a non-cash charge could be required. In addition, we have incurred and may in the future incur significant impairment charges or losses. For instance, during the years ended December 31, 2024 and 2025, the Company recorded significant goodwill and other long-lived asset impairment charges. Such impairments or losses have in the past and could in the future materially affect Viatris’ business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

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
Interest rates continue to be higher than historical rates paid by Viatris. As such, any debt we refinance in 2026 or beyond may increase, even substantially, our interest expense in future periods. Further, Viatris had approximately $259 million of floating rate debt as of December 31, 2025. A one percentage point increase in the average interest rate of this debt would increase the combined interest expense by approximately $2.6 million per year. Accordingly, for both potential new debt issuances and floating rate exposures, a spike in interest rates could adversely affect our results of operations and cash flows.

Viatris has certain material obligations relating to defined benefit pension and termination benefit programs.
Viatris has certain material pension and post-employment benefit obligations associated with acquired businesses in both the U.S. and foreign countries. Our obligations under these plans are significant and future funding obligations are subject to increased interest rates on asset and liability calculations and changes in laws, which could materially increase costs to Viatris. Each of these liabilities and the related future payment obligations could restrict cash available for Viatris’ operations, capital expenditures, acquisitions, dividend payments, share repurchases, and other requirements, and may materially affect Viatris’ financial condition and liquidity.

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

ITEM 1B.Unresolved Staff Comments
None.

ITEM 1C.Cybersecurity
Viatris operates in a complex and rapidly changing environment that involves many potential risks, including IT, information security, cybersecurity, and AI risks. Risk management is an enterprise-wide objective and is subject to oversight by the Viatris Board and its committees. It is the responsibility of Viatris’ management and employees to identify material risks to our business and to implement and administer risk management and mitigation processes and programs, while also maintaining reasonable flexibility in how we operate. Our internal audit function coordinates cross functionally to maintain the Company’s enterprise risk assessment, including the identification of key and emerging risks, and reviews and refreshes this analysis quarterly with executive management. For each key or emerging risk identified, the Company establishes risk monitoring ownership, from which quarterly updates are collected for executive management and the Viatris Board’s Compliance and Risk Oversight Committee.

With respect to cybersecurity risks, Viatris maintains a cybersecurity program that is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework, designed to govern, identify, protect, detect, respond to and recover from cybersecurity threats. Viatris’ cybersecurity program includes policies, procedures, awareness communications, testing, and training for employees (including mandatory training programs for privileged users), as well as system monitoring, risk reduction, vulnerability and patch management and monitoring of external threats. The Global Security team is responsible for defining and overseeing the execution of the Company’s cybersecurity program and strategy. The Viatris IT team, led by the Chief Information Officer, is responsible for ongoing security operations such as maintaining firewalls and patch management. In addition, the delivery of many cybersecurity programs relies on IT resources to execute the selection, delivery and implementation of security solutions, such as identity and access management, end-point protection and end-of-life protocols.

The Company’s Chief Information Security Officer & Head of Global Security, under the direction of the Company’s Chief Administrative and Transformation Officer, reports quarterly to an internal risk committee of senior management, which includes the CEO, CFO, Chief Legal Officer, Chief Administrative and Transformation Officer, Chief People and Corporate Affairs Officer, Chief Information Officer, Chief Compliance Officer, Chief Supply Officer, Chief R&D Officer and Regional Presidents, as well as the Viatris Board on the progress of the cybersecurity program and overall security status. Viatris’ current Chief Information Security Officer & Head of Global Security has over 30 years of experience in cybersecurity within the pharmaceutical industry.

As part of its cybersecurity program, Viatris has adopted a Cybersecurity Incident Response Plan (CIRP) to establish a guide for Viatris’ leadership and incident response stakeholders through an “incident” – a single event or a set of anomalous and adverse “events” or, for purposes of the CIRP, a change in a system, technology device or environment that could impact the confidentiality, integrity, availability or safety of Viatris’ data, employees or assets, caused by malicious intent or accident and impacting Viatris’ network, computing systems, digital information, employees or assets. The CIRP is managed by the Viatris global security team and their managed security service providers and is reviewed at least annually. Viatris tests the CIRP through semi-annual technical exercises and periodically conducts executive tabletop exercises/scenarios. The CIRP provides an overview of critical actions to take throughout the incident response lifecycle and contains a severity matrix used to guide the Company’s incident response stakeholders on communication and escalation protocols. The severity of the incident guides the determination of the parties to whom the incident will be escalated, and the Company may decide to seek assistance from third-party incident response vendors.

Viatris’ Cybersecurity Incident Response Team (CIRT) reports to the Chief Information Security Officer & Head of Global Security and has the role of responding to incidents and executing incident protocols. The CIRT is responsible for determining the potential impacts to the Company, including type and severity, notifying appropriate parties pursuant to the CIRP and determining whether to engage a third-party incident response vendor, among other responsibilities. Critical incidents require implementation of the global crisis plan and high severity incidents require notification to the executive leadership team once such an incident is confirmed. The Company’s Disclosure Controls and Procedures also require (i) the Company’s Cybersecurity function to monitor and escalate, as appropriate, cybersecurity incidents or series of related “incidents” (including with respect to any third party provider to the Company of IT services) and (ii) the Disclosure Committee to determine, without unreasonable delay, the materiality of any such escalated cybersecurity incidents or series of related incidents with input from Global Compliance, Global Privacy, Global Security, Legal, Finance and other groups, as appropriate.

The Company participates in several industry and third-party threat monitoring and information-sharing services, and these engagements provide insight into vulnerabilities and threats which are incorporated into the security operations and IT remediation. Key aspects of the cybersecurity program are also provided by third-party managed security providers, including first- and second-line support for incident response and the Company’s vulnerability assessment process. Our suppliers, subcontractors and third-party service providers, including third-party managed security providers, are subject to cybersecurity obligations and controls. We conduct initial risk assessments of third-party suppliers and service providers based on various factors and then review and monitor these third-party suppliers and service providers based on their relative assessed level of risk. We also require our suppliers, subcontractors and third-party service providers to agree to cybersecurity-related contractual terms and conditions of purchase.

The Compliance and Risk Oversight Committee of the Viatris Board is responsible for reviewing management’s exercise of its responsibility to identify, assess, and manage material risks not allocated to the Viatris Board or another Committee of the Viatris Board, including data security programs and cybersecurity and IT. In the event of a severe cybersecurity incident, such as a ransomware attack or other incident that has a severe adverse effect on Viatris’ operations, critical systems or sensitive data, or which may cause severe reputational damage, executive management may determine that it is necessary to notify the Viatris Board or the Compliance and Risk Oversight Committee about such a cybersecurity incident immediately. Otherwise, the Compliance and Risk Oversight Committee receives reports from executive management on data security, cybersecurity and information security-related matters on at least a quarterly basis, including with respect to related risks, risk management, risk reduction programs, and relevant legislative, regulatory, and technical developments. On a biannual basis, the Compliance and Risk Oversight Committee and chairs of each other Committee of the Viatris Board receive a cybersecurity update from the Company’s Chief Information Security Officer & Head of Global Security, the Chief Compliance Officer and the Chief Information Officer. The full Viatris Board receives a report on the respective quarterly discussions from the Chair of the Compliance and Risk Oversight Committee each quarter.

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
ITEM 3.Legal Proceedings
For information regarding legal proceedings, refer to Note 20 Litigation included in Part II, Item 8 of this 10-K.
ITEM 4.Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Stock Market under the symbol “VTRS”. As of February 23, 2026, there were approximately 87,770 holders of record of shares of Viatris common stock.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in March 2025, June 2025, September 2025 and December 2025. On February 23, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2026 to shareholders of record as of the close of business on March 9, 2026. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2024 and 2023.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31, 2025	7,126,338	$10.14	7,126,338	$1,009,421,070
November 1 - November 30, 2025	928,388	10.65	928,388	999,532,092
December 1 - December 31, 2025	—	—	—	999,532,092
Total	8,054,726	$10.20	8,054,726	$999,532,092
____________
(a)Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations – Recent Developments of this Form 10-K for additional information regarding the Company’s authorized share repurchase program. During the three months ended December 31, 2025, the Company repurchased approximately 8.1 million shares of common stock at a cost of approximately $82.1 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.

STOCK PERFORMANCE GRAPH
The graph below compares Viatris Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Viatris Inc.	100.00	73.87	63.32	64.63	77.34	81.26
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Pharmaceuticals	100.00	124.98	134.76	134.75	145.47	185.97

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

This Form 10-K contains “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the goals or outlooks with respect to the Company’s strategic initiatives and priorities, including but not limited to divestitures, acquisitions, strategic alliances, collaborations, or other potential transactions; the anticipated benefits of such strategic initiatives or priorities or restructuring activities; future opportunities for the Company and its products; the outcomes of clinical trials and research studies; R&D and new product development; and any other statements regarding the Company’s future operations, financial or operating results, capital allocation, dividend policy and payments, share repurchases, debt ratio and covenants, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, imperatives, competitions, commitments, confidence in future results, efforts to create, enhance or otherwise unlock value, and other expectations and targets for future periods. Forward-looking statements may often be identified by the use of words such as “will”, “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “pipeline”, “intend”, “continue”, “target”, “seek” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•the possibility that the Company may not realize the intended benefits of, or achieve the intended goals or outlooks with respect to, its strategic initiatives and priorities;
•the possibility that the Company may be unable to achieve the intended or expected benefits of its enterprise-wide strategic review and related cost-saving and restructuring activities within the expected timeframe or at all;
•the possibility that the Company may be unable to achieve intended or expected benefits in connection with divestitures, acquisitions, strategic alliances, collaborations, or other transactions, or restructuring programs, within the expected timeframes or at all;
•goodwill or impairment charges or other losses;
•success of clinical trials and the Company’s or its partners’ ability to execute on new product opportunities and develop, manufacture and commercialize products;
•any changes in or difficulties with the Company’s manufacturing facilities, including with respect to short- or long-term shutdowns, inspections, remediation and restructuring activities, supply chain continuity, inventory management, or the ability to meet anticipated demand;
•the Company’s failure to achieve expected or targeted future financial and operating performance and results;
•the potential impact of natural or man-made disasters, public health outbreaks, fires, accidents, weather, unrest or other emergencies in regions where we or our partners or suppliers operate;
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
•any regulatory, legal or other impediments to the Company’s ability to bring new products to market;
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

Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with more than 30,000 employees. The Company has 27 manufacturing, packaging, and distribution sites worldwide, more than 1,400 approved molecules, and what we believe is industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry for Amitiza® 24 μg may occur in Japan in June 2026 depending on the outcome of patent litigation.
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
Additionally, a number of markets in which we operate outside of the U.S. have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive priority placement for a period of time. The tender system often results in companies underbidding one another by proposing lower pricing in order to win the tender. Sales continue to be negatively affected by the impact of tender systems in certain countries.
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
Recent Developments
2026 Restructuring Program
In 2025, the Company initiated an EWSR to enable the Company to build a more focused, efficient and future-ready organization and position the Company for sustained growth beginning in 2026. On February 26, 2026, the Company announced the results of its EWSR, and as a part of the review, committed to and began implementation of certain restructuring activities. These restructuring activities are expected to optimize the Company’s commercial capabilities, enabling functions, R&D, medical affairs and regulatory activities, and sourcing, manufacturing and supply chain activities, including inventory optimization. As a result, the Company expects a global workforce reduction of up to approximately 10%. The Company anticipates that these restructuring activities, as well as associated costs and savings, will be completed primarily over the next three years.

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million. Such charges are expected to include between $50 million and $100 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $650 million and $750 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations, vendor consolidations, product transfer costs and network related simplification and modernization costs. In addition, management believes the potential savings related to these committed restructuring activities will be between $600 million and $700 million once fully implemented, with most of these savings expected to improve operating cash flow.

Acquisition of Aculys Pharma
On October 15, 2025, the Company acquired Aculys Pharma, a clinical stage biopharmaceutical company focused on commercializing innovative treatments for neurological conditions. Viatris received rights to develop and commercialize pitolisant and Spydia®, two assets in the CNS therapy area, further expanding Viatris' portfolio of innovative products in Japan. As part of the transaction, Viatris acquired exclusive development and commercialization rights in Japan for pitolisant, a selective/inverse agonist of the histamine H3 receptor. One indication is for the treatment of excessive daytime sleepiness or cataplexy in adult patients with narcolepsy and the second is for the treatment of excessive daytime sleepiness associated with obstructive sleep apnea syndrome. The Japanese NDAs for both indications have been submitted to the Japan Pharmaceuticals and Medical Devices Agency and are under review by the agency. The transaction also includes exclusive rights in Japan and certain other markets in the Asia-Pacific region for Spydia® Nasal Spray, which was approved in Japan in

June 2025 for the treatment of status epilepticus and launched in December 2025. Under the terms of the acquisition agreement, the Company made a $35.0 million upfront payment to Aculys Pharma shareholders as consideration for the acquisition, with additional consideration contingent upon the achievement of specified regulatory and commercial milestones, and royalties on net sales. The transaction was accounted for as an asset acquisition, with the upfront payment expensed as Acquired IPR&D in the fourth quarter of 2025.

CCPS in Biocon Biologics
In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the shares are subject to a six-month lock up period. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for U.S. markets.
Manufacturing Facilities
Following an inspection by the FDA at our oral finished dose manufacturing facility in Indore, India in 2024, the FDA issued a warning letter and an import alert related to this facility. The import alert affects 11 products that will no longer be accepted into the U.S. until the warning letter is lifted.

Following the substance of FDA’s original inspection observations, the Company immediately implemented a comprehensive remediation plan at the site. During 2025, we made substantial progress on our remediation activities at the facility, including but not limited to related personnel actions. Additionally, we have engaged independent third-party subject matter experts to support the remediation plan.

We have been in regular communication with the FDA during this process and will continue to work to ensure that the FDA is satisfied with the steps we have taken to resolve all the points raised. Our responses to the warning letter and import alert were submitted within the required time periods. The facility will be subject to a reinspection by the FDA. The timing of the reinspection will be determined by the FDA; however, we anticipate that the facility will be ready for reinspection in 2026.

While product continues to be shipped from the Indore facility to markets outside the U.S., as expected, we have also experienced a negative impact in other markets during 2025, including the ARV business in Emerging Markets and select generic products in Europe. The estimated negative impact to total revenues for the year ended December 31, 2025 versus the year ended December 31, 2024 was approximately $370 million.

In mid-February 2026, a fire occurred in a service area at the Company's oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility has been temporarily suspended and the Company currently expects to resume operations beginning in April 2026. The Company believes it has certain insurance coverages for losses, including for assets and business interruption. In the event the plant cannot be returned to normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

We take very seriously our continued and comprehensive oversight of our entire manufacturing network. Patient safety remains our primary and unwavering focus. We will work closely with our customers to mitigate any possible supply disruptions and meet the needs of the patients we serve.

Acquisition of Idorsia Products
On March 15, 2024, the Company acquired exclusive global development and commercialization rights to two Phase 3 assets from Idorsia, as well as the potential to add additional innovative assets in the future. Under the terms of the original agreements, the development programs and certain personnel for selatogrel and cenerimod were transferred to Viatris from Idorsia in exchange for an upfront payment to Idorsia of $350 million, potential contingent milestone payments (including $300 million payable upon the achievement of certain development and regulatory milestones, and $2.1 billion payable upon the achievement of certain tiered sales milestones), as well as potential contingent tiered sales royalties. Viatris has worldwide commercialization rights for both selatogrel and cenerimod (which excluded, for cenerimod only, Japan, South Korea and certain countries in the Asia-Pacific region). A joint development committee was formed to oversee the development of the ongoing Phase 3 programs through regulatory approval. The agreements also provided Viatris a right of first refusal and a right of first negotiation for certain other assets in Idorsia’s pipeline. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs, which are expected to be incurred through 2027. There are risks and uncertainties associated with the timely and successful completion of these programs, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition. Refer to Note 4 Acquisitions and Other Transactions included in Part II, Item 8 of this Form 10-K for more information.

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

Goodwill Impairment
The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. During the first quarter of 2025, the Company experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025 and recorded a non-cash goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed.

Financial Summary
The table below is a summary of the Company’s financial results for the year ended December 31, 2025 compared to the prior year period:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	Change
Total revenues	$14,299.9	$14,739.3	$(439.4)
Gross profit	5,013.5	5,623.6	(610.1)
(Loss) earnings from operations	(2,663.1)	10.1	(2,673.2)
Net loss	(3,514.9)	(634.2)	(2,880.7)
Diluted loss per share	$(3.00)	$(0.53)	$(2.47)
A detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.” As part of this discussion, we also report sales performance using the non-GAAP financial measures of “constant currency” net sales and total revenues. These measures provide information on the change in net sales and total revenues assuming that foreign currency exchange rates had not changed between the prior and current period. The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. We routinely evaluate our net sales and total revenues performance at constant currency so that these results can be viewed without the impact of foreign currency exchange rates, thereby facilitating a period-to-period comparison of our operational activities, and believe that this presentation also provides useful information to investors for the same reason.
More information about non-GAAP measures used by the Company as part of this discussion, including adjusted cost of sales, adjusted gross margins, adjusted EBITDA, adjusted net earnings, and adjusted EPS (all of which are defined below) can be found in Part II, Item 7 under Results of Operations and Results of Operations — Use of Non-GAAP Financial Measures.
Results of Operations

2025 Compared to 2024

	Year Ended December 31,
(In millions, except %s)	2025	2024	% Change	2025 Currency Impact (1)	2025 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets (3)	$8,514.0	$8,929.4	(5)%	$(213.2)	$8,300.7	(7)%
Greater China	2,332.5	2,166.5	8%	1.5	2,334.0	8%
JANZ	1,193.8	1,346.2	(11)%	15.5	1,209.3	(10)%
Emerging Markets (3)	2,210.1	2,250.7	(2)%	18.5	2,228.6	(1)%
Total net sales	14,250.4	14,692.8	(3)%	(177.7)	14,072.6	(4)%

Other revenues (4)	49.5	46.5	NM	(0.8)	48.7	NM
Consolidated total revenues (3)(5)	$14,299.9	$14,739.3	(3)%	$(178.5)	$14,121.3	(4)%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2025 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)Reductions were driven primarily by the inclusion of net sales in the prior year period related to divestitures that have closed during 2024 and the Indore Impact.
(4)For the year ended December 31, 2025, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $38.1 million, $3.9 million, and $7.5 million, respectively.
(5)Amounts exclude intersegment revenue which eliminates on a consolidated basis.
Total Revenues
For the year ended December 31, 2025, the Company reported total revenues of $14.30 billion, compared to $14.74 billion for the comparable prior year period, representing a decrease of $439.4 million, or 3%. Total revenues include both net sales and other revenues from third parties. Net sales for the year ended December 31, 2025 were $14.25 billion, compared to $14.69 billion for the comparable prior year period, representing a decrease of $442.4 million, or 3%. Other revenues for the year ended December 31, 2025 were $49.5 million, compared to $46.5 million for the comparable prior year period.
Net sales decreased by approximately $478.0 million, or 3%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $177.7 million, or 1%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU. On a constant currency basis, net sales from the remaining business decreased by approximately $142.1 million, or 1%, for the year ended December 31, 2025 compared to the prior year period, driven by net base business erosion of approximately $465.8 million, of which approximately $370 million related to the Indore Impact. This decrease was partially offset by new product sales, primarily in Developed Markets, of approximately $323.7 million. New product sales include new products launched in 2025 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 36% and 33% for the years ended December 31, 2025 and 2024, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets decreased by $415.4 million, or 5%, for the year ended December 31, 2025 when compared to the prior year. Net sales decreased by approximately $372.7 million, or 4%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The favorable impact of foreign currency translation was approximately $213.2 million, or 2%. Constant currency net sales from the remaining business decreased by approximately $255.9 million, or 3%, driven primarily by lower net sales of certain existing products, including lenalidomide and everolimus in the U.S., as a result of the Indore Impact of approximately $283 million, partially offset by new product sales. Net sales within North America totaled approximately $3.39 billion and net sales within Europe totaled approximately $5.12 billion.

Greater China Segment
Net sales from Greater China increased by $166.0 million, or 8%, for the year ended December 31, 2025 when compared to the prior year. The unfavorable impact of foreign currency translation was approximately $1.5 million. Constant currency net sales increased by approximately $168.2 million, or 8%, when compared to the prior year, driven primarily by strong growth across multiple channels, including e-commerce, retail, and private hospitals, as well as benefits of timing of customer purchasing patterns. Divestitures did not have a significant impact on net sales in either period and the Indore Impact during the year ended December 31, 2025 was not significant.

JANZ Segment
Net sales from JANZ decreased by $152.4 million, or 11%, for the year ended December 31, 2025 when compared to the prior year. Net sales decreased by approximately $24.0 million, or 2%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease was also partially driven by the unfavorable impact of foreign currency translation of approximately $15.5 million, or 1%. Constant currency net sales from the remaining business decreased by approximately $112.9 million, or 8%, when compared to the prior year, driven primarily by lower net sales of existing products in Japan and Australia due to government price reductions and additional competition, and by the Indore Impact of approximately $9 million.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $40.6 million, or 2%, for the year ended December 31, 2025 when compared to the prior year. Net sales decreased by approximately $80.6 million, or 4%, due to the inclusion of net sales in the prior year period related to divestitures that closed during 2024. The decrease in net sales was also partially driven by the unfavorable impact of foreign currency translation of approximately $18.5 million, or 1%. Constant currency net sales from the remaining business increased by approximately $58.5 million, or 3%, when compared to the prior year, primarily driven by new products in certain Latin American countries and higher volumes and pricing of existing products in certain Middle Eastern and Asian countries. These increases were partially offset by lower volumes in our ARV business, mainly as a result of the Indore Impact of approximately $77 million.
Cost of Sales and Gross Profit
Cost of sales increased from $9.12 billion for the year ended December 31, 2024 to $9.29 billion for the year ended December 31, 2025. The increase in cost of sales was largely driven by higher costs associated with other special items, which are described further in the section titled Use of Non-GAAP Financial Measures, and by product mix as a result of the Indore Impact. These increases were partially offset by the impact of the decrease in net sales, and lower IPR&D intangible asset impairment charges. Refer to Note 8 Goodwill and Intangible Assets included in Part II, Item 8 of this Form 10-K for more information.
Gross profit for the year ended December 31, 2025 was $5.01 billion and gross margins were 35%. For the year ended December 31, 2024, gross profit was $5.62 billion and gross margins were 38%. The changes in gross profit and gross margins are primarily related to the increase in cost of sales. Adjusted gross margins were approximately 56% for the year ended December 31, 2025, compared to 58% for the year ended December 31, 2024.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the year ended December 31, 2025 compared to the year ended December 31, 2024 is as follows:

	Year Ended December 31,
(In millions, except %s)	2025	2024
U.S. GAAP cost of sales	$9,286.4	$9,115.7
Deduct:
Purchase accounting amortization and other related items	(2,470.3)	(2,581.1)
Acquisition and divestiture-related costs	(116.8)	(71.5)
Restructuring costs	(67.8)	(115.7)
Share-based compensation expense	(4.0)	(3.7)
Other special items, including restructuring related costs	(383.2)	(143.0)
Adjusted cost of sales	$6,244.3	$6,200.7

Adjusted gross profit (a)	$8,055.6	$8,538.6

Adjusted gross margin (a)	56%	58%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the year ended December 31, 2025 was $965.9 million, compared to $808.7 million for the prior year, an increase of $157.2 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.

Acquired IPR&D
Acquired IPR&D expense for the year ended December 31, 2025 was $48.3 million, compared to $28.3 million for the prior year, an increase of $20.0 million. The increase was primarily due to an upfront payment related to the acquisition of Aculys Pharma of $35.0 million recorded during the fourth quarter of 2025, and an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region during the first quarter of 2025. This was partially offset by an upfront licensing payment of $25.0 million to Lexicon related to sotagliflozin recorded during the fourth quarter of 2024.

Selling, General and Administrative Expense
SG&A expense for the year ended December 31, 2025 was $3.79 billion, compared to $4.10 billion for the prior year, a decrease of $310.5 million. The decrease was primarily due to the impact of the divestitures, and lower acquisition and divestiture-related costs of approximately $205.7 million.

Impairment of Goodwill
In conjunction with an interim goodwill impairment test performed as of March 31, 2025, the Company recorded a goodwill impairment charge of $2.94 billion in the first quarter of 2025, allocated across the North America, Europe, JANZ, and Emerging Markets reporting units. Following that impairment, there was no remaining goodwill in the JANZ reporting unit. The Company also performed its annual goodwill impairment test on April 1, 2025, which resulted in no further impairment charges being recorded. Refer to Note 8 Goodwill and Intangible Assets in Part II, Item 8 of this Form 10-K for more information.

During the prior year, the Company recorded a goodwill impairment charge of $321.0 million related to its JANZ reporting unit in conjunction with its annual goodwill impairment test performed as of April 1, 2024.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
(In millions)	2025	2024
Contingent consideration adjustment	$(151.4)	$54.8
Litigation settlements, net	82.9	296.1
Total litigation settlements and other contingencies, net	$(68.5)	$350.9
Refer to Note 4 Acquisitions and Other Transactions and Note 9 Financial Instruments and Risk Management included in Part II, Item 8 of this Form 10-K for more information with respect to the contingent consideration adjustment.

Also refer to Note 20 Litigation included in Part II, Item 8 of this Form 10-K for more information on litigation settlements, net.

Interest Expense
Interest expense for the year ended December 31, 2025 totaled $471.3 million, compared to $550.0 million for the year ended December 31, 2024, a decrease of $78.7 million. The decrease was primarily due to the impact of 2024 debt repayments.

Other Expense (Income), Net
Other expense (income), net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, extinguishment of debt, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the year ended December 31, 2025 totaled $530.6 million, compared to $83.3 million for the year ended December 31, 2024, an increase of $447.3 million.

The increase was primarily driven by a loss of $534.8 million recorded in the current year period as a result of changes in the fair value of the CCPS in Biocon Biologics, compared to a net gain in the prior year period of $(373.5) million, lower interest income of $56.6 million, and lower TSA income of $30.5 million. The reduction in the fair value of the CCPS in Biocon Biologics was primarily the result of the Company entering into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million.

This was partially offset by: (1) a decrease in loss on divestitures of $298.5 million compared to the prior year period; (2) charges of $184.6 million recorded in the prior year related to the impairment of our equity investment in Mapi and advances for GA Depot inventory (refer to Note 19 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for more information); and (3) a gain on debt extinguishments of $16.5 million recorded in the prior year.

Income Tax (Benefit) Provision
For the year ended December 31, 2025, the Company recognized an income tax benefit of $150.1 million, compared to an income tax provision of $11.0 million for the prior year, a change of $161.1 million. The benefit in the current year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The income tax provision for the year ended December 31, 2024 includes a tax benefit related to certain gains on the sale of subsidiaries in connection with the divestiture of the OTC Business which were partially exempt from tax. This benefit was partially offset by the goodwill impairment charge recorded in the second quarter of 2024, for which no tax benefit was realized. The current year and prior year provisions were also impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

2024 Compared to 2023
Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
•Certain acquisition and divestiture costs, including costs relating to integration and planning, contractual obligations, including under supply agreements, advisory and legal fees, certain financing related costs, certain reimbursements related to the Company’s obligation to reimburse Pfizer for certain financing and transaction related costs under the Business Combination Agreement and Separation and Distribution Agreement, certain other TSA related set-up and exit costs, and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;
•Other costs, incurred from time to time, related to certain special events or activities that lead to gains or losses, including, but not limited to, incremental manufacturing variances, contractual termination costs, certain remediation activities, asset write-downs, including other-than-temporary impairments of investments in equity or debt instruments, or liability adjustments;
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

Litigation Settlements, Net
Charges and gains related to legal matters, such as those discussed in Note 20 Litigation included in Part II, Item 8 of this Form 10-K are generally excluded from adjusted EBITDA, adjusted net earnings, and adjusted EPS. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings and U.S. GAAP (Loss) Earnings Per Share to Adjusted EPS
A reconciliation between net (loss) earnings and diluted (loss) earnings per share as reported under U.S. GAAP, and adjusted net earnings and adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2025		2024		2023
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(3,514.9)	$(3.00)	$(634.2)	$(0.53)	$54.7	$0.05
Purchase accounting amortization (primarily included in cost of sales) (a)	2,470.3		2,581.1		2,421.5
Impairment of goodwill (b)	2,936.8		321.0		580.1
Litigation settlements and other contingencies, net	(68.5)		350.9		111.6
Interest expense (primarily amortization of premiums and discounts on long term debt)	(38.6)		(23.0)		(42.4)
Acquisition and divestiture-related costs (primarily included in cost of sales and SG&A) (c)	208.2		361.0		377.9
Loss on divestitures of businesses (included in other expense (income), net) (d)	101.0		399.4		239.9
Restructuring costs (e)	170.0		211.1		125.2
Share-based compensation expense	177.7		146.1		180.7
Other special items included in:
Cost of sales (f)	383.2		143.0		119.2
Research and development expense	8.7		2.8		2.8
Selling, general and administrative expense	136.3		90.5		(83.5)
Other expense (income), net (g)	536.6		(160.2)		(24.4)
Tax effect of the above items and other income tax related items (h)	(737.5)		(597.1)		(525.6)
Adjusted net earnings and adjusted EPS	$2,769.3	$2.35	$3,192.4	$2.65	$3,537.7	$2.93
Weighted average diluted shares outstanding	1,179.4		1,202.7		1,206.9

Significant items for the year ended December 31, 2025 include the following:
(a)    Includes an IPR&D intangible asset impairment charge of $73.9 million as the Company concluded that one of its IPR&D assets was fully impaired due to unfavorable clinical results which led to the termination of the development program.
(b)    Includes a goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed as of March 31, 2025.
(c)     Acquisition and divestiture-related costs consist primarily of contractual obligations related to divestitures, transaction costs including legal and consulting fees, and integration activities.
(d)    Consists of pre-tax charges related to the divestitures primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.
(e)    Includes approximately $67.8 million in cost of sales, approximately $4.7 million in R&D, and approximately $97.5 million in SG&A.
(f)    Includes certain asset impairments, contractual termination costs, and incremental manufacturing variances and certain remediation costs at plants slated for sale or closure or undergoing remediation activities of approximately $356.6 million.
(g)    Includes a loss of approximately $534.8 million as a result of remeasuring the CCPS in Biocon Biologics to fair value.
(h)    Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA

Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the year ended December 31, 2025 compared to the prior year periods:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S. GAAP net (loss) earnings	$(3,514.9)	$(634.2)	$54.7
Add / (deduct) adjustments:
Income tax (benefit) provision	(150.1)	11.0	148.2
Interest expense (a)	471.3	550.0	573.1
Depreciation and amortization (b)	2,798.3	2,893.2	2,740.5
EBITDA	$(395.4)	$2,820.0	$3,516.5
Add / (deduct) adjustments:
Share-based compensation expense	177.7	146.1	180.7
Litigation settlements and other contingencies, net	(68.5)	350.9	111.6
Loss on divestitures of businesses	101.0	399.4	239.9
Impairment of goodwill	2,936.8	321.0	580.1
Restructuring, acquisition and divestiture-related and other special items (c)	1,408.4	632.0	495.3
Adjusted EBITDA	$4,160.0	$4,669.4	$5,124.1
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $2.32 billion for the year ended December 31, 2025. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities increased by $13.0 million to $2.32 billion for the year ended December 31, 2025, as compared to net cash provided by operating activities of $2.30 billion for the year ended December 31, 2024. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, including impairment of goodwill and fair value adjustments related to the Biocon Biologics CCPS investment, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to the timing of cash payments and collections, partially offset by lower operating earnings, including as a result of divestitures that closed in 2024, and the Indore Impact.
Investing Activities
Net cash used in investing activities was $427.7 million for the year ended December 31, 2025, as compared to net cash from investing activities of $1.80 billion for the year ended December 31, 2024, a decrease of $2.23 billion.

In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $378.8 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2026 calendar year are expected to be approximately $350 million to $450 million.

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

Financing Activities
Net cash used in financing activities was $1.29 billion for the year ended December 31, 2025, as compared to net cash used in financing activities of $4.33 billion for the year ended December 31, 2024, a decrease of $3.04 billion.
In 2025, significant items in financing activities included the following:
•share repurchases of $500.5 million;
•cash dividends paid of $561.2 million; and
•net cash of $188.2 million paid on behalf of other partners, which is included in Other items, net.
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
Refer to the consolidated statements of cash flows in Part II, Item 8 of this Form 10-K for additional details on other significant sources and uses of cash during the years ended December 31, 2025 and 2024.
Capital Resources
Our cash and cash equivalents totaled $1.32 billion at December 31, 2025. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the global banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.
The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of December 31, 2025, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.

The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of December 31, 2025, the Company did not have any borrowings outstanding under the Receivables Facility.
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

We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $301.9 million and $68.5 million of accounts receivable as of December 31, 2025 and 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of December 31, 2024, we assigned and derecognized approximately $29.9 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.

The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2025 and 2024 were $34.5 million and $41.9 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.
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
For information regarding our dividends paid and declared and share repurchase program, refer to Note 13 (Loss) Earnings per Share included in Part II, Item 8 of this Form 10-K.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at December 31, 2025, refer to Note 10 Debt included in Part II, Item 8 of this Form 10-K.
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
The Company is in compliance with its covenants at December 31, 2025 and expects to remain in compliance for the next twelve months.
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
The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the years ended December 31, 2025 and 2024. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	December 31, 2025	December 31, 2024
ASSETS
Current assets	$1,457.2	$786.7
Non-current assets	59,413.4	61,424.7

LIABILITIES AND EQUITY
Current liabilities	35,024.2	30,796.9
Non-current liabilities	11,135.0	12,779.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(1,008.2)	(1,206.6)
Net loss	(3,514.9)	(634.2)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $535 million accrued for legal contingencies at December 31, 2025.
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
In connection with the divestitures, Viatris and the respective buyers entered into transition services and/or manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months for transition services and for periods between one to 10 years for manufacturing and supply agreements, depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we entered into distribution agreements for certain markets for a limited period of time. In connection with the API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction. Some of these agreements include various ongoing financial obligations. The transition services were substantially concluded as of December 31, 2025.

At December 31, 2025, our material cash requirements from known contractual and other obligations primarily relate to repayment of outstanding borrowings and interest, open purchase orders, post-employment benefit plans, unrecognized tax benefits, capital expenditures, dividends and leases. For additional information, refer to Notes 7, 10, 12, 13, 15, and 17 included in Part II, Item 8 of this Form 10-K. We anticipate our cash requirements related to ordinary course purchases of goods and services will be consistent with our past levels.

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
Licensing and Other Partner Agreements
Under our licensing and other partner agreements, our potential maximum development milestones not accrued for at December 31, 2025 totaled approximately $416 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $163 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. Refer to Note 19 Licensing and Other Partner Agreements included in Part II, Item 8 of this Form 10-K for additional information.
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
Revenue Recognition
We recognize revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. As such, they have been identified as critical accounting estimates. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and PBMs, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% would have an effect on our reserve balance of approximately $22.1 million.

•Rebates, promotional programs and other sales allowances: this category includes rebate and other programs to assist in product sales. These programs generally provide that the customer receives credit directly related to the amount of purchases or credits upon the attainment of pre-established volumes. Also included in this category are prompt pay discounts, administrative fees and price adjustments to reflect decreases in the selling prices of products. A change of 5% would have an effect on our reserve balance of approximately $56.7 million.
•Returns: consistent with industry practice, Viatris maintains a return policy that allows customers to return a product, which varies country by country in accordance with local practices, generally within a specified period prior (six months) and subsequent (twelve months) to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns. Generally, returned products are destroyed and customers are refunded the sales price in the form of a credit. A change of 5% would have an effect on our reserve balance of approximately $17.5 million.
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
Outside the U.S., the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the government’s total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
A change of 5% would have an effect on our reserve balance of approximately $17.2 million.
The following is a rollforward of the categories of variable consideration during 2025:

(In millions)	Balance at December 31, 2024	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2025
Chargebacks	$493.9	$4,816.0	$(4,870.6)	$2.5	$441.8
Rebates, promotional programs and other sales allowances	1,266.9	3,805.2	(3,999.9)	61.0	1,133.2
Returns	400.9	226.6	(283.0)	5.0	349.5
Governmental rebate programs	374.7	634.7	(688.8)	23.5	344.1
Total	$2,536.4	$9,482.5	$(9,842.3)	$92.0	$2,268.6
Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2025 and 2024, respectively:

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,257.4	$1,547.0
Other current liabilities	1,011.2	989.4
Total	$2,268.6	$2,536.4
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
Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset or asset grouping. The fair value of finite-lived intangible assets was calculated as the present value of the estimated future net cash flows using a market rate of return. At December 31, 2025 and 2024, the Company’s finite-lived intangible assets totaled $14.40 billion and $16.26 billion, respectively. Changes to any of the Company’s assumptions related to the estimated fair value based on the discounted cash flows, including discount rates or the competitive environment related to the assets, could lead to future material impairment charges. Any future long-lived assets impairment charges could have a material impact on the Company’s consolidated financial condition and results of operations.
The Company’s indefinite-lived intangible assets, principally IPR&D acquired as part of business combinations, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. For the years ended December 31, 2025 and 2024, the Company recorded $73.9 million and $177.1 million, respectively, of impairment charges, which were recorded as a component of amortization expense. There were no IPR&D impairment charges in 2023. At December 31, 2025 and 2024, the Company’s IPR&D assets totaled $706.0 million and $814.2 million, respectively.
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
Income Taxes
We compute our income taxes based on the statutory tax rates and tax reliefs available to Viatris in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Viatris’ policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Viatris’ financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution or expiration of the underlying statutes of limitation. Based on this evaluation, as of December 31, 2025, our reserve for unrecognized tax benefits totaled $263.2 million, of which $170.1 million was recorded in connection with the Combination and is subject to Pfizer’s indemnification obligations to Viatris under the Tax Matters Agreement.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.
Based on this evaluation and other factors, as of December 31, 2025, a valuation allowance of $1.44 billion has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth. When assessing the realizability of deferred tax assets, management considers all available evidence, including historical information, long-term forecasts of future taxable income and possible tax planning strategies. Amounts recorded for valuation allowances can result from a complex series of estimates, assumptions and judgments about future events. Due to the inherent uncertainty involved in making these estimates, assumptions and judgments, actual results could differ materially. Any future increases to the Company’s valuation allowances could materially impact the Company’s consolidated financial condition and results of operations. At December 31, 2025 and 2024, the Company’s net deferred tax assets totaled $1.06 billion and $753.0 million, respectively.
A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $85.0 million.
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

A variance of 5% between estimated and recorded litigation reserves and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $26.7 million. Refer to Note 20 Litigation included in Part II, Item 8 of this Form 10-K for further discussion of litigation matters.
Impact of Currency Fluctuations and Inflation
Because our results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which we operate, mainly the Euro, Indian Rupee, Chinese Renminbi, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and South Korean Won affect our results as previously noted. In recent years, the global economy has experienced significant volatility, including inflation, increased interest rates and rising energy costs. While inflationary and other macroeconomic pressures may ease and interest rates may decline, we do not expect to see a corresponding reduction in these higher costs. These macroeconomic pressures combined with the volatility in foreign exchange rates, including the strengthening of the U.S. Dollar versus certain of the other currencies in which we operate, have impacted and may continue to impact our results of operations. We proactively look to manage such macroeconomic pressures by implementing strategies to mitigate and partially offset the impact of these factors.

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
As of December 31, 2025, Viatris’ outstanding fixed rate borrowings consist principally of $13.72 billion notional amount of senior U.S. Dollar and Euro notes. Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2025, the fair value of our outstanding fixed rate senior U.S. Dollar and Euro notes was approximately $11.99 billion. As of December 31, 2025, Viatris’ outstanding variable rate borrowings consist principally of borrowings under the Yen Term Loan Facility of $255.2 million. A 100 basis point change in interest rates on Viatris’ variable rate debt would result in a change in interest expense of approximately $2.6 million per year.
Fair Value Risk
The Company’s fair value risk exposure relates primarily to our equity investments that do not have readily determinable fair values, principally the CCPS received as part of the Biocon Biologics Transaction. As of December 31, 2025 and 2024, the carrying value of these investments were approximately $815.0 million and $1.35 billion, respectively. A hypothetical 20 percent decline in the fair value of these investments would have decreased the carrying value and increased other expense (income), net by approximately $163.0 million at December 31, 2025.

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
As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viatris Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) earnings, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Viatris Inc. All Reporting Units – Refer to Note 8 to the financial statements.

Critical Audit Matter Description

The Company performed an interim goodwill impairment test as of March 31, 2025 and an annual goodwill impairment test as of April 1, 2025. As of March 31, 2025, the Company had approximately $9.4 billion of consolidated goodwill, which was allocated to its North America ($3.1 billion), Europe ($3.9 billion), Greater China ($0.9 billion), JANZ ($0.3 billion), and Emerging Markets ($1.2 billion) reporting units prior to any impairment charges. The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each reporting unit to its carrying value. The Company performed its valuation analysis, using an income-based approach, to determine the fair value of its reporting units. The determination of the fair value requires management to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 valuation inputs, primarily include, but are not limited to, discount rates, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. During the quarter ended March 31, 2025, the Company recorded goodwill impairment charges for the North America ($707.0 million), Europe ($1,554.0 million), JANZ ($300.8 million), and Emerging Markets ($375.0 million)

reporting units, for a total of $2.9 billion. The impairment charges were primarily the result of significant increases in the business risks and uncertainty, which led to increases in discount rate assumptions for each reporting unit. The fair value of the Greater China reporting unit exceeded its carrying value by approximately $322 million, or 5.8% as of March 31, 2025 and April 1, 2025.

Given that the reporting units’ revenues are sensitive to the potential for continued or additional drug pricing reduction pressures, general uncertainty related to timing of responses and approvals from the FDA resulting from evolving regulatory priorities and associated changes to the operations of the agency, and the potential for adverse impacts from future tariffs and trade restrictions, future revenues, and the selection of the discount rates and terminal growth rates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues (“forecasts”), and the selection of the discount rates and terminal growth rates for each reporting unit included the following procedures, among others:

•We tested the effectiveness of controls over the review of the goodwill impairment tests, including those over the development of the business forecasts of future revenues and the selection of the discount rates and terminal growth rates.

•We evaluated management’s ability to accurately forecast future revenues of the reporting units by comparing actual results to management’s historical forecasts.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2026
We have served as the Company's auditor since 1976.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Viatris Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Viatris, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2026

VIATRIS INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,322.4	$734.8
Accounts receivable, net	3,031.3	3,221.3
Inventories	3,999.2	3,854.1
Prepaid expenses and other current assets	1,436.3	1,710.5
Total current assets	9,789.2	9,520.7
Property, plant and equipment, net	2,614.0	2,666.1
Intangible assets, net	15,102.1	17,070.9
Goodwill	6,754.7	9,133.3
Deferred income tax benefit	1,061.2	753.0
Other assets	1,871.9	2,356.9
Total assets	$37,193.1	$41,500.9
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,754.1	$1,853.7
Income taxes payable	124.0	192.7
Current portion of long-term debt and other long-term obligations	1,933.3	8.3
Other current liabilities	3,282.9	3,724.7
Total current liabilities	7,094.3	5,779.4
Long-term debt	12,480.6	14,038.9
Deferred income tax liability	892.0	1,107.9
Other long-term obligations	2,014.9	1,939.2
Total liabilities	22,481.8	22,865.4
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,245,391,929 as of December 31, 2025 and 1,234,131,491 as of December 31, 2024	12.5	12.3
Additional paid-in capital	18,801.3	18,921.6
Retained (deficit) earnings	(388.3)	3,418.8
Accumulated other comprehensive loss	(2,707.0)	(3,212.9)
	15,718.5	19,139.8
Less: Treasury stock — at cost
Common stock shares: 94,176,848 as of December 31, 2025 and 40,483,663 as of December 31, 2024	1,007.2	504.3
Total equity	14,711.3	18,635.5
Total liabilities and equity	$37,193.1	$41,500.9

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net sales	$14,250.4	$14,692.8	$15,388.4
Other revenues	49.5	46.5	38.5
Total revenues	14,299.9	14,739.3	15,426.9
Cost of sales	9,286.4	9,115.7	8,988.3
Gross profit	5,013.5	5,623.6	6,438.6
Operating expenses:
Research and development	965.9	808.7	805.2
Acquired IPR&D	48.3	28.3	105.5
Selling, general and administrative	3,794.1	4,104.6	4,070.0
Impairment of goodwill	2,936.8	321.0	580.1
Litigation settlements and other contingencies, net	(68.5)	350.9	111.6
Total operating expenses	7,676.6	5,613.5	5,672.4
(Loss) earnings from operations	(2,663.1)	10.1	766.2
Interest expense	471.3	550.0	573.1
Other expense (income), net	530.6	83.3	(9.8)
(Loss) earnings before income taxes	(3,665.0)	(623.2)	202.9
Income tax (benefit) provision	(150.1)	11.0	148.2
Net (loss) earnings	$(3,514.9)	$(634.2)	$54.7
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(3.00)	$(0.53)	$0.05
Diluted	$(3.00)	$(0.53)	$0.05
Weighted average shares outstanding:
Basic	1,170.7	1,193.3	1,200.3
Diluted	1,170.7	1,193.3	1,206.9
See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Earnings
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net (loss) earnings	$(3,514.9)	$(634.2)	$54.7
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	902.6	(744.1)	139.2
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	27.9	(20.6)	(18.7)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(43.6)	53.4	13.9
Net unrecognized (loss) gain on derivatives in net investment hedging relationships	(497.6)	325.4	(178.5)
Net unrealized gain (loss) on available-for-sale fixed income securities	1.0	(0.1)	1.5
Other comprehensive gain (loss), before tax	390.3	(386.0)	(42.6)
Income tax (benefit) provision	(115.6)	79.5	(56.4)
Other comprehensive earnings (loss), net of tax	505.9	(465.5)	13.8
Comprehensive (loss) earnings	$(3,009.0)	$(1,099.7)	$68.5

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(In millions, except share amounts)

			Additional Paid-In Capital	Retained (Deficit) Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2022	1,213,793,231	$12.1	$18,645.8	$5,175.6	—	$—	$(2,761.2)	$21,072.3
Net earnings	—	—	—	54.7	—	—	—	54.7
Other comprehensive earnings, net of tax	—	—	—	—	—	—	13.8	13.8
Share-based compensation expense	—	—	180.7	—	—	—	—	180.7
Issuance of restricted stock and stock options exercised, net	7,892,041	0.1	5.1	—	—	—	—	5.2
Common stock repurchase	—	—	—	—	21,239,521	(251.8)	—	(251.8)
Taxes related to the net share settlement of equity awards	—	—	(26.1)	—	—	—	—	(26.1)
Issuance of common stock	309,219	—	3.1	—	—	—	—	3.1
Cash dividends declared, $0.48 per common share	—	—	—	(590.6)	—	—	—	(590.6)
Other	—	—	6.1	—	—	—	—	6.1
Balance at December 31, 2023	1,221,994,491	$12.2	$18,814.7	$4,639.7	21,239,521	$(251.8)	$(2,747.4)	$20,467.4
Net loss	—	$—	$—	$(634.2)	—	$—	$—	$(634.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(465.5)	(465.5)
Share-based compensation expense	—	—	146.1	—	—	—	—	146.1
Issuance of restricted stock and stock options exercised, net	11,918,687	0.1	10.6	—	—	—	—	10.7
Common stock repurchase	—	—	—	—	19,244,142	(252.5)	—	(252.5)
Taxes related to the net share settlement of equity awards	—	—	(52.3)	—	—	—	—	(52.3)
Issuance of common stock	218,313	—	2.5	—	—	—	—	2.5
Cash dividends declared, $0.48 per common share	—	—	—	(586.7)	—	—	—	(586.7)
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	$—	$—	$(3,514.9)	—	$—	$—	$(3,514.9)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	505.9	505.9
Share-based compensation expense		—	177.7	—	—	—	—	177.7
Issuance of restricted stock and stock options exercised, net	10,997,022	0.2	14.2	—	—	—	—	14.4
Common stock repurchase	—	—	—	—	53,693,185	(502.9)	—	(502.9)
Taxes related to the net share settlement of equity awards	—	—	(29.8)	—	—	—	—	(29.8)
Issuance of common stock	263,416	—	2.5	—	—	—	—	2.5
Cash dividends declared, $0.48 per common share	—	—	(284.9)	(292.2)	—	—	—	(577.1)
Balance at December 31, 2025	1,245,391,929	$12.5	$18,801.3	$(388.3)	94,176,848	$(1,007.2)	$(2,707.0)	$14,711.3

See Notes to Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(3,514.9)	$(634.2)	$54.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,798.3	2,893.2	2,740.5
Deferred income tax benefit	(476.5)	(767.6)	(387.1)
Litigation settlements and other contingencies, net	(40.2)	274.5	86.8
Loss on disposal of business	101.0	399.5	239.9
Share-based compensation expense	177.7	146.1	180.7
Acquired IPR&D	50.8	12.3	100.4
Impairment of goodwill	2,936.8	321.0	580.1
Other non-cash items	969.3	(23.3)	15.3
Changes in operating assets and liabilities:
Accounts receivable	334.6	300.1	78.6
Inventories	(106.4)	(723.4)	(613.3)
Trade accounts payable	(168.0)	36.0	314.7
Income taxes	(112.9)	219.3	(76.7)
Other operating assets and liabilities, net	(633.7)	(150.6)	(414.6)
Net cash provided by operating activities	2,315.9	2,302.9	2,900.0
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(350.0)	(667.7)
Capital expenditures	(378.8)	(326.0)	(377.0)
Payments for product rights and other, net	(35.5)	(20.8)	(97.5)
Proceeds from sale of property, plant and equipment	34.9	2.7	14.0
Purchases of IPR&D	(50.8)	(12.3)	(100.4)
Proceeds from sale of assets and subsidiaries	2.5	2,507.1	364.1
Purchase of marketable securities	(23.9)	(26.0)	(26.3)
Proceeds from the sale of marketable securities	23.9	26.0	26.3
Net cash (used in) provided by investing activities	(427.7)	1,800.7	(864.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	0.3
Payments of long-term debt	(0.1)	(3,713.7)	(1,250.2)
Payments of financing fees	(1.5)	(4.8)	(0.5)
Change in short-term borrowings, net	0.2	—	0.3
Purchase of common stock	(500.5)	(250.0)	(250.0)
Taxes paid related to net share settlement of equity awards	(30.2)	(53.3)	(38.2)
Contingent consideration payments	(13.1)	(31.5)	(8.4)
Cash dividends paid	(561.2)	(574.8)	(575.6)
Non-contingent payments for product rights	—	—	(9.7)
Issuance of common stock	2.6	2.5	3.1
Other items, net	(190.1)	295.2	(173.0)
Net cash used in financing activities	(1,293.9)	(4,330.4)	(2,301.9)
Effect on cash of changes in exchange rates	17.6	(30.7)	(2.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	611.9	(257.5)	(268.9)
Cash, cash equivalents and restricted cash — beginning of period	736.1	993.6	1,262.5
Cash, cash equivalents and restricted cash — end of period	$1,348.0	$736.1	$993.6
Supplemental disclosures of cash flow information —
Cash paid during the period for:
Interest	$492.6	$561.1	$611.6
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
The Company operates in more than 165 countries and territories with more than 30,000 employees. The Company has 27 manufacturing, packaging, and distribution sites worldwide, more than 1,400 approved molecules, and what we believe is industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. We conduct our business through four segments: Developed Markets, Greater China, JANZ, and Emerging Markets. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.

Certain reclassifications were made to conform the prior period consolidated financial statements to the current period presentation. Charges related to the impairment of goodwill, which were previously presented in SG&A in the consolidated statements of operations, and which were previously presented in Other non-cash items in the consolidated statements of cash flows, are now presented in Impairment of Goodwill in the consolidated statements of operations and the consolidated statements of cash flows.

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
Under ASC 830, Foreign Currency Matters (“ASC 830”), a highly inflationary economy is one that has cumulative inflation of approximately 100% or more over a three-year period. Effective October 1, 2024, we classified Egypt as highly inflationary and began to utilize the U.S. Dollar as our functional currency in Egypt, which historically utilized the Egyptian pound as the functional currency. Effective April 1, 2022, we classified Turkey as highly inflationary and began to utilize the U.S. Dollar as our functional currency in Turkey, which historically utilized the Turkish lira as the functional currency. Application of the guidance in ASC 830 did not have a material impact on our consolidated financial statements for the three years ended December 31, 2025.
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
Divestitures. For businesses that are divested, including divestitures of products that qualify as a business, the Company records the net gain or loss on the sale within Other expense (income), net, and allocates the relative fair value of goodwill associated with the businesses in the determining the gain or loss on sale. Any resulting goodwill impairment is recorded within Impairment of Goodwill. The Company records amounts received as part of TSAs within Other expense (income), net. For divestitures of products that qualify as assets, the Company records the gain or loss on sale within SG&A.
Short-Term Borrowings. The Company’s subsidiaries in India have working capital facilities with several banks. The Company also has the Commercial Paper Program and Receivables Facility. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. As the accounts receivable do not transfer to the banks, any amounts outstanding under the facility are recorded as borrowings and the underlying receivables continue to be included in accounts receivable, net, in the consolidated balance sheets.

Revenue Recognition. The Company recognizes revenues in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, the Company recognizes net revenue for product sales when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenues are recorded net of provisions for variable consideration, including discounts, rebates, governmental rebate programs, price adjustments, returns, chargebacks, promotional programs and other sales allowances. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on estimates and assumptions. The following section briefly describes the nature of our provisions for variable consideration and how such provisions are estimated:
•Chargebacks: the Company has agreements with certain indirect customers, such as independent pharmacies, retail pharmacy chains, managed care organizations, hospitals, nursing homes, governmental agencies and PBMs, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Viatris will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.
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
Outside the U.S., the majority of our pharmaceutical sales are contractually or legislatively governed. In certain European countries, certain rebates are calculated on the government’s total pharmaceutical spending or on specific product sale thresholds. We utilize historical data and obtain third party information to determine the adequacy of these accruals. Also, this provision includes price reductions that are mandated by law outside of the U.S.
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
Derivatives. From time to time the Company may enter into derivative financial instruments (including but not limited to foreign currency forward contracts, interest rate swaps and cross currency swaps) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next 24 months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, 5) hedge a net investment in a foreign operation, or 6) economically hedge the foreign currency exposure associated with the purchase price of non-U.S. acquisitions or divestitures. Derivatives are recognized as assets or liabilities in the consolidated balance sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge or a net investment hedge, changes in the fair value are deferred through other comprehensive earnings. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are generally included within the same line item in the consolidated statements of operations as the hedged item. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the consolidated statements of operations within Other expense (income), net.
Financial Instruments. The Company’s financial instruments consist primarily of short-term and long-term debt, interest rate and cross currency swaps, and forward contracts. The Company’s financial instruments also include cash and cash equivalents as well as accounts and other receivables and accounts payable, the fair values of which approximate their carrying values. As a policy, the Company does not engage in speculative or leveraged transactions.
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
Recent Accounting Pronouncements.
Adoption of New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires expanded income tax disclosures, including greater disaggregation of information in the effective tax rate reconciliation and of income taxes paid. The amendments in ASU 2023-09 are effective for all public entities for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on a prospective basis beginning with the year ended December 31, 2025. Refer to Note 12 Income Taxes for additional information. The adoption of ASU 2023-09 did not affect the Company’s financial condition, results of operations or cash flows as the guidance only requires additional disclosures.

Accounting Standards Issued Not Yet Adopted
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied under a modified prospective approach, a modified retrospective approach, or a full retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

3.Revenue Recognition and Accounts Receivable
The following table presents the Company’s net sales by product category for each of our reportable segments for the years ended December 31, 2025, 2024, and 2023, respectively:

(In millions)	2025 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,571.2	2,321.8	617.4	1,673.6	9,184.0
Generics	3,942.8	10.7	576.4	536.5	5,066.4
Total Viatris	$8,514.0	$2,332.5	$1,193.8	$2,210.1	$14,250.4

(In millions)	2024 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	4,731.6	2,156.7	744.2	1,567.8	9,200.3
Generics	4,197.8	9.8	602.0	682.9	5,492.5
Total Viatris	$8,929.4	$2,166.5	$1,346.2	$2,250.7	$14,692.8

(In millions)	2023 Net Sales
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	5,239.0	2,152.1	782.9	1,626.5	9,800.5
Generics	4,012.9	8.3	641.6	925.1	5,587.9
Total Viatris	$9,251.9	$2,160.4	$1,424.5	$2,551.6	$15,388.4
____________
(a)Amounts reflected in the above tables include net sales attributable to divested businesses until the date of disposition. Refer to Note 5 Divestitures for additional information. Amounts also reflect the impact of foreign currency fluctuations. 2025 amounts further reflect the Indore Impact.

The following table presents net sales on a consolidated basis for select key products for the years ended December 31, 2025, 2024, and 2023, respectively:

	Year Ended December 31,
(In millions)	2025	2024	2023
Select Key Global Products
Lipitor ®	$1,549.3	$1,468.8	$1,559.3
Norvasc ®	709.9	673.3	732.4
Lyrica ®	487.0	495.4	556.5
EpiPen® Auto-Injectors	469.7	392.0	442.2
Viagra ®	408.2	395.6	428.8
Creon ®	365.8	328.2	304.9
Celebrex ®	272.9	285.6	330.6
Effexor ®	257.7	252.9	262.9
Zoloft ®	254.9	235.7	235.7
Xalabrands	158.4	166.4	193.2

Select Key Segment Products
Yupelri ®	$266.9	$238.5	$220.8
Influvac ®	194.4	178.7	192.4
Dymista ®	163.6	188.0	200.0
Amitiza ®	158.1	149.2	157.0
Xanax ®	139.9	145.0	154.8
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts include the impact of foreign currency translations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 20 Litigation for additional information regarding Yupelri® and Amitiza®.

Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
(In millions)	2025	2024	2023
Gross sales	$23,732.9	$24,905.2	$25,693.1
Gross to net adjustments:
Chargebacks	(4,816.0)	(5,008.7)	(5,457.9)
Rebates, promotional programs and other sales allowances	(3,805.2)	(4,193.1)	(3,857.6)
Returns	(226.6)	(292.5)	(223.2)
Governmental rebate programs	(634.7)	(718.1)	(766.0)
Total gross to net adjustments	$(9,482.5)	$(10,212.4)	$(10,304.7)
Net sales	$14,250.4	$14,692.8	$15,388.4
____________
(a)Amounts reflected in the above table include net sales attributable to divested businesses until the date of disposition. Refer to Note 5 Divestitures for additional information. Amounts also reflect the impact of foreign currency fluctuations. 2025 amounts further reflect the Indore Impact.

The following is a rollforward of the categories of variable consideration during 2025:

(In millions)	Balance at December 31, 2024	Current Provision Related to Sales Made in the Current Period	Checks/ Credits Issued to Third Parties	Effects of Foreign Exchange	Balance at December 31, 2025
Chargebacks	$493.9	$4,816.0	$(4,870.6)	$2.5	$441.8
Rebates, promotional programs and other sales allowances	1,266.9	3,805.2	(3,999.9)	61.0	1,133.2
Returns	400.9	226.6	(283.0)	5.0	349.5
Governmental rebate programs	374.7	634.7	(688.8)	23.5	344.1
Total	$2,536.4	$9,482.5	$(9,842.3)	$92.0	$2,268.6

Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net revenues and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Accounts receivable are presented net of allowances relating to these provisions, which were comprised of the following at December 31, 2025 and 2024, respectively:

(In millions)	December 31, 2025	December 31, 2024
Accounts receivable, net	$1,257.4	$1,547.0
Other current liabilities	1,011.2	989.4
Total	$2,268.6	$2,536.4
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

Accounts receivable, net was comprised of the following at December 31, 2025 and 2024, respectively:

(In millions)	December 31, 2025	December 31, 2024
Trade receivables, net	$2,577.6	$2,675.3
Other receivables	453.7	546.0
Accounts receivable, net	$3,031.3	$3,221.3

Total allowances for doubtful accounts were $136.0 million and $107.6 million at December 31, 2025 and 2024, respectively. Viatris performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 24% and 29% of the accounts receivable balances represent amounts due from three customers at December 31, 2025 and 2024, respectively.

Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $301.9 million and $68.5 million of accounts receivable as of December 31, 2025 and 2024, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of December 31, 2024, we assigned and derecognized approximately $29.9 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.

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

In accordance with U.S. GAAP, the transaction has been accounted for as a business combination under the acquisition method of accounting. Under the acquisition method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the years ended December 31, 2025 and 2024, the Company incurred acquisition-related costs of approximately $26.8 million and $3.9 million, respectively, which were recorded primarily in SG&A in the consolidated statements of operations.
The U.S. GAAP purchase price allocated to the transaction was $695 million, which consisted of $350 million of cash consideration paid and estimated contingent consideration at the date of acquisition valued at approximately $345 million. The fair value of the contingent consideration was valued using a Monte Carlo simulation model using Level 3 inputs. The fair value is sensitive to changes in the forecasts of operating metrics, probability of success, and discount rates. Refer to Note 9 Financial Instruments and Risk Management for additional information.

The allocation of the purchase price to the assets acquired and liabilities assumed is shown below. There were no measurement period adjustments.

(In millions)
Current assets	$2.1
IPR&D	675.0
Goodwill	19.5
Total assets acquired	$696.6
Current liabilities	1.6
Net assets acquired	$695.0

The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D of $675 million was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 20% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual asset. Viatris and Idorsia are both contractually obligated to contribute to the development costs for both programs, which are expected to be incurred through 2027. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, including but not limited to the high cost and uncertainty of conducting clinical trials (particularly with respect to new and/or complex or innovative drugs), obtaining approval by relevant regulatory bodies and our partner’s financial condition, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.
The goodwill of $19.5 million arising from the acquisition consisted largely of the value of the employee workforce and the expected value of products, including additional indications, to be developed in the future. All of the goodwill was assigned to the Developed Markets segment. None of the goodwill recognized in this transaction is expected to be deductible for income tax purposes. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis during the years ended December 31, 2024 and 2023.
On February 25, 2025, in order to preserve the ongoing continuity of the development programs for selatogrel and cenerimod considering certain capital structuring steps announced by Idorsia to secure its ongoing operations, Viatris and Idorsia entered into a letter agreement to amend certain terms of the original agreements described above. Under the terms of the letter agreement, Viatris received additional territory rights in Japan, South Korea and certain other countries in the Asia-Pacific region for cenerimod, a $250 million reduction in contingent milestone payments, including $200 million of development milestones, and additional personnel to expedite transitioning the development programs to Viatris in exchange for Viatris assuming $100 million of Idorsia’s obligation to contribute to development costs. In addition, the joint development committee was replaced with a transition committee to oversee the transition of both development programs to Viatris. Refer to Note 9 Financial Instruments and Risk Management for additional information on the fair value adjustment to the Idorsia Transaction contingent consideration liability recorded during the year ended December 31, 2025 as a result of the February 25, 2025 letter agreement.
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

Year Ended
(Unaudited, in millions, except per share amounts)	December 31, 2023
Total revenues	$15,426.9
Net earnings	$93.8
Earnings per share:
Basic	$0.08
Diluted	$0.08
Weighted average shares outstanding:
Basic	1,200.3
Diluted	1,206.9

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
The acquisition did not have a material impact on the Company’s results of operations since the acquisition date or on a pro forma basis for the year ended December 31, 2023.

5.Divestitures
In October 2023, the Company announced it had received an offer for the divestiture of its OTC Business and had entered into definitive agreements to divest its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the Upjohn Distributor Markets. The Company had substantially completed all these divestitures by the end of 2024. The OTC, API and women’s healthcare businesses were deemed businesses for U.S. GAAP accounting purposes. As such, the assets and liabilities included an allocation of goodwill. The sale of the rights to two women’s healthcare products in certain countries was accounted for as an asset sale. In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, some of which include various on-going financial obligations. The transition services were substantially concluded as of December 31, 2025.

During the year ended December 31, 2025, the Company recorded additional pre-tax charges of approximately $101.0 million, primarily related to the divestitures of the OTC and API businesses. The additional charges were recorded as a component of Other Expense (Income), Net in the consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized TSA income related to all divestitures of approximately $39.4 million, $69.9 million, and $168.0 million, respectively. TSA income is recorded as a component of Other Expense (Income), Net.

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

The OTC Business divested met the criteria to be classified as held for sale on October 1, 2023. As such, the related assets and liabilities were classified as held for sale in the consolidated balance sheet as of December 31, 2023. Upon classification as held for sale in the fourth quarter of 2023, we recognized a total charge of approximately $734.7 million, which was comprised of a goodwill impairment charge of approximately $580.1 million, and a charge of approximately $154.7 million to write down the disposal group to fair value, less cost to sell (recorded as a component of Other Expense (Income), Net) in the consolidated statement of operations. During the year ended December 31, 2024, the Company recorded additional pre-tax charges of approximately $369.0 million. The additional charges were recorded as a component of Other Expense (Income), Net in the consolidated statement of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

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

Upjohn Distributor Markets
During the year ended December 31, 2023, the Company recorded charges totaling $136.4 million related to the divestiture of the commercialization rights in the Upjohn Distributor Markets, primarily consisting of losses on the disposals of $85.2 million, which were recorded as a component of Other Expense (Income), Net. The divestitures of the commercialization rights in the majority of the Upjohn Distributor Markets closed during 2023 and 2024.

Biocon Biologics Transaction

On November 29, 2022, Viatris completed a transaction to contribute its biosimilars portfolio to Biocon Biologics. Under the terms of the Biocon Agreement, Viatris received approximately $3 billion in consideration in the form of a $2 billion cash payment, adjusted as set forth in the Biocon Agreement, and approximately $1 billion of CCPS representing a stake of approximately 12.9% (on a fully diluted basis) in Biocon Biologics at closing.

In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the shares are subject to a six-month lock up period. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for U.S. markets. Refer to Note 9 Financial Instruments and Risk Management for further discussion.

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

6.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,322.4	$734.8	$991.9
Restricted cash, included in prepaid expenses and other current assets	25.6	1.3	1.7
Cash, cash equivalents and restricted cash	$1,348.0	$736.1	$993.6
Inventories

(In millions)	December 31, 2025	December 31, 2024
Raw materials	$1,422.4	$1,345.9
Work in process	491.7	527.3
Finished goods	2,085.1	1,980.9
Inventories	$3,999.2	$3,854.1
Inventory reserves totaled $430.5 million and $454.5 million at December 31, 2025 and 2024, respectively. Included as a component of cost of sales is expense related to the net realizable value of inventories of $216.2 million, $289.3 million and $226.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Prepaid expenses and other current assets

(In millions)	December 31, 2025	December 31, 2024
Prepaid expenses	$225.4	$140.9
Available-for-sale fixed income securities	40.7	38.0
Fair value of financial instruments	84.2	261.6
Equity securities	65.7	55.5
Deferred charge for taxes on intercompany profit	568.3	526.6
Income tax receivable	315.8	300.7
Other current assets	136.2	387.2
Prepaid expenses and other current assets	$1,436.3	$1,710.5
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	December 31, 2025	December 31, 2024
Machinery and equipment	$3,043.4	$2,894.7
Buildings and improvements	1,527.9	1,464.3
Construction in progress	448.5	397.1
Land and improvements	114.9	113.2
Gross property, plant and equipment	5,134.7	4,869.3
Accumulated depreciation	2,520.7	2,203.2
Property, plant and equipment, net	$2,614.0	$2,666.1
Capitalized software costs included in our consolidated balance sheets were $115.9 million and $157.7 million, net of accumulated depreciation, at December 31, 2025 and 2024, respectively. The Company periodically reviews the estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $374.6 million, $357.0 million and $362.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Other assets

(In millions)	December 31, 2025	December 31, 2024
CCPS in Biocon Biologics (1)	$815.0	$1,349.8
Operating lease right-of-use assets	271.3	253.1
Other long-term assets	785.6	754.0
Other assets	$1,871.9	$2,356.9
(1)    Refer to Note 5 Divestitures for further discussion.

Accounts payable

(In millions)	December 31, 2025	December 31, 2024
Trade accounts payable	$1,293.7	$1,355.3
Other payables	460.4	498.4
Accounts payable	$1,754.1	$1,853.7
The Company has certain voluntary supply chain finance programs with financial intermediaries which provide participating suppliers the option to be paid by the intermediary earlier than the original invoice due date. The Company’s responsibility is limited to making payments on the terms originally negotiated with the suppliers, regardless of whether the intermediary pays the supplier in advance of the original due date. The range of payment terms the Company negotiates with suppliers are consistent, regardless of whether a supplier participates in a supply chain finance program. The total amounts due to financial intermediaries to settle supplier invoices under supply chain finance programs as of December 31, 2025 and 2024 were $34.5 million and $41.9 million, respectively. These amounts are included within Accounts payable in the consolidated balance sheets.

The rollforward of the Company’s outstanding obligations under its supply chain finance program for the years ended December 31, 2025 and 2024 are as follows:

(In millions)	December 31, 2025	December 31, 2024
Confirmed obligations outstanding at the beginning of the year	$41.9	$65.1
Invoices confirmed during the year	162.6	157.5
Confirmed invoices paid during the year	(170.0)	(180.7)
Confirmed obligations outstanding at the end of the year	$34.5	$41.9

Other current liabilities

(In millions)	December 31, 2025	December 31, 2024
Accrued sales allowances	$1,011.2	$989.4
Payroll and employee benefit liabilities	756.4	729.3
Legal and professional accruals, including litigation accruals	326.3	472.8
Contingent consideration	28.5	59.5
Accrued restructuring	40.2	63.4
Accrued interest	52.9	49.9
Fair value of financial instruments	166.6	125.8
Operating lease liability	109.4	87.1
Other	791.4	1,147.5
Other current liabilities	$3,282.9	$3,724.7

Other long-term obligations

(In millions)	December 31, 2025	December 31, 2024
Employee benefit liabilities	$425.9	$467.9
Contingent consideration	343.1	496.6
Tax related items, including contingencies	332.6	341.9
Operating lease liability	178.1	179.3
Accrued restructuring	116.3	128.5
Other	618.9	325.0
Other long-term obligations	$2,014.9	$1,939.2

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
As of December 31, 2025, the Company recognized ROU assets of $271.3 million and total lease liabilities of $287.5 million. The Company’s ROU assets are recorded in other assets. The related lease liability balances are recorded in other current liabilities and other long-term obligations in the consolidated balance sheets. Refer to Note 6 Balance Sheet Components for additional information.
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
Other information related to leases was as follows:

As of December 31, 2025
Remaining lease terms	1 year to 14 years
Weighted-average remaining lease term	6 years
Weighted-average discount rate	3.9%

As of December 31, 2025, maturities of lease liabilities were as follows for each of the years ending December 31:

(In millions)
2026	$95.4
2027	82.5
2028	39.2
2029	25.4
2030	15.0
Thereafter	60.7
Total lease payments	$318.2
Less imputed interest	30.7
Total lease liability	$287.5

As of December 31, 2025, the Company did not have leases that had not yet commenced. For the years ended December 31, 2025, 2024 and 2023, the Company had operating lease expense of approximately $92.2 million, $89.8 million and $87.6 million, respectively. Operating lease costs are classified primarily as SG&A and cost of sales in the consolidated statements of operations.

8.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2023	$7,107.4	$932.8	$645.7	$1,181.2	$9,867.1
Acquisitions	19.5	—	—	—	19.5
Impairment	—	—	(321.0)	—	(321.0)
Foreign currency translation	(374.0)	(11.3)	(29.6)	(17.4)	(432.3)
Balance at December 31, 2024	$6,752.9	$921.5	$295.1	$1,163.8	$9,133.3
Impairment	(2,261.0)	—	(300.8)	(375.0)	(2,936.8)
Foreign currency translation	532.6	11.7	5.7	8.2	558.2
Balance at December 31, 2025	$5,024.5	$933.2	$—	$797.0	$6,754.7
____________
(1)Balance as of December 31, 2025 includes an accumulated impairment loss of $3.19 billion. Balances as of December 31, 2024 and 2023 include an accumulated impairment loss of $929.0 million.
(2)Balances as of December 31, 2025, 2024, and 2023 include an accumulated impairment loss of $651.8 million, $351.0 million, and $30.0 million, respectively.
(3)Balance as of December 31, 2025 includes an accumulated impairment loss of $499.0 million. Balances as of December 31, 2024 and 2023 include an accumulated impairment loss of $124.0 million.

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
In the fourth quarter of 2023, the OTC Business met the criteria to be classified as held for sale. The Company allocated goodwill to its OTC Business using a relative fair value approach and recorded a goodwill impairment charge of $580.1 million in that quarter within the Europe (majority of the charge), JANZ and Emerging Markets reporting units. The goodwill impairment charge was the result of the estimated proceeds less selling costs from the planned divestiture of the OTC Business being below the carrying value of the net assets of the disposal group. Refer to Note 5 Divestitures for additional information.

Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

Intangible Assets, Net
Intangible assets consist of the following components at December 31, 2025 and 2024:

(In millions)	Weighted Average Life (Years)	Cost	Accumulated Amortization	Net Book Value
December 31, 2025
Product rights, licenses and other (1)	13	$34,506.8	$20,110.7	$14,396.1
In-process research and development		706.0	—	706.0
		$35,212.8	$20,110.7	$15,102.1
December 31, 2024
Product rights, licenses and other (1)	13	$33,348.5	$17,091.8	$16,256.7
In-process research and development		814.2	—	814.2
		$34,162.7	$17,091.8	$17,070.9
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

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by product category, is as follows:

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2025
Brands	$5,656.0	$4,355.3	$779.2	$2,319.2	$13,109.7
Generics	972.0	6.1	167.0	141.3	1,286.4
Total Product Rights and Licenses	$6,628.0	$4,361.4	$946.2	$2,460.5	$14,396.1

(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	December 31, 2024
Brands	$6,464.6	$4,779.7	$860.5	$2,583.9	$14,688.7
Generics	1,214.6	8.7	183.8	160.8	1,567.9
Total Product Rights and Licenses	$7,679.2	$4,788.4	$1,044.3	$2,744.7	$16,256.6

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the consolidated statements of operations, and were as follows for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(In millions)	2025	2024	2023
Intangible asset amortization expense	$2,349.8	$2,351.5	$2,317.1
IPR&D intangible asset impairment charges	73.9	177.1	—
Intangible asset disposal & impairment charges	—	7.5	32.0
Total intangible asset amortization expense (including disposal & impairment charges)	$2,423.7	$2,536.1	$2,349.1

On July 18, 2025, the Company announced that a randomized, double-masked, vehicle-controlled, Phase 3 study to evaluate the efficacy and safety of pimecrolimus 0.3% (MR-139) ophthalmic ointment in subjects with blepharitis did not meet its primary endpoint of complete resolution of debris after six weeks of twice daily dosing. During the fourth quarter of 2025, the Company made the decision not to proceed with an additional Phase 3 study. As a result, the Company fully impaired the related IPR&D asset and recorded impairment expense of $71.7 million in its consolidated statements of operations.
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
During the year ended December 31, 2023, the Company recognized intangible asset charges of approximately $32.0 million, recorded within Cost of Sales in the consolidated statements of operations, to write down the disposal group to fair value, less cost to sell, related to our commercialization rights in the Upjohn Distributor Markets, which was classified as held for sale. Refer to Note 5 Divestitures for additional information.
The Company’s IPR&D assets are tested at least annually for impairment or upon the occurrence of a triggering event. Impairment is determined to exist when the fair value of IPR&D assets, which is based upon updated forecasts and commercial development plans, is less than the carrying value of the assets being tested. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. Discount rates ranging between 14.5% and 20.0% were utilized in the valuations performed during the year ended December 31, 2025. Discount rates ranging between 11.0% and 24.0% were utilized in the valuations performed during the year ended December 31, 2024. Discount rates ranging between 10.0% and 24.0% were utilized in the valuations performed during the year ended December 31, 2023.
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
Intangible asset amortization expense for the years ending December 31, 2026 through 2030 is estimated to be as follows:

(In millions)
2026	$2,337
2027	2,115
2028	1,853
2029	1,243
2030	1,183

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	December 31, 2025	December 31, 2024
Euro
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028 (1)	750.0	750.0	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€2,850.0	€2,850.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)In February 2026, the Company de-designated the €750.0 million 3.125% Euro Senior Notes due 2028 as net investment hedges.

At December 31, 2025, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $255.2 million.

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

The following table summarizes the classification and fair values of derivative instruments in our consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	December 31, 2025 Fair Value	December 31, 2024 Fair Value	Balance Sheet Location	December 31, 2025 Fair Value	December 31, 2024 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$—	$24.1	Other current liabilities	$50.1	$—
Foreign currency forward contracts	Prepaid expenses & other current assets	6.5	39.2	Other current liabilities	21.5	—
Foreign currency forward contracts		—	—	Other long-term obligations	2.7	—
Total derivatives designated as hedges		6.5	63.3		74.3	—
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	77.7	198.3	Other current liabilities	95.0	125.8
Total derivatives not designated as hedges		77.7	198.3		95.0	125.8
Total derivatives		$84.2	$261.6		$169.3	$125.8

The following tables summarize information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings
		Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2025	2024	2023
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	$11.7	$10.7	$1.8
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense (income), net (2)	(90.0)	72.5	56.3
Total		$(78.3)	$83.2	$58.1

		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives			Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Year Ended December 31,			Year Ended December 31,
(In millions)	Location of Gain/(Loss)	2025	2024	2023	2025	2024	2023
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$(29.5)	$54.4	$44.3	$6.7	$29.6	$45.3
Interest rate swaps	Interest expense (3)	(3.7)	(4.7)	(3.8)	(4.8)	(6.0)	(4.8)
Interest rate swaps	Other expense (income), net (2)	—	—	—	—	(3.4)	—
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps		(57.9)	20.5	(1.7)	—	—	—
Foreign currency forward contracts		(6.9)	9.5	(18.3)	3.5	—	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		(321.9)	225.2	(120.1)	—	—	—
Total		$(419.9)	$304.9	$(99.6)	$5.4	$20.2	$40.5
____________
(1)At December 31, 2025, the Company expects that approximately $20.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2025			December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$982.2	$—	$—	$387.7	$—	$—
Total cash equivalents	982.2	—	—	387.7	—	—
Equity securities:
Exchange traded funds	62.3	—	—	54.8	—	—
Marketable securities	3.4	—	—	0.7	—	—
Total equity securities	65.7	—	—	55.5	—	—
CCPS in Biocon Biologics	—	815.0	—	—	—	1,349.8
Available-for-sale fixed income investments:
Corporate bonds	—	14.1	—	—	12.9	—
U.S. Treasuries	—	20.2	—	—	17.2	—
Agency mortgage-backed securities	—	2.3	—	—	3.2	—
Asset backed securities	—	3.8	—	—	4.4	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	40.7	—	—	38.0	—
Foreign exchange derivative assets	—	84.2	—	—	237.5	—
Interest rate swap derivative assets	—	—	—	—	24.1	—
Total assets at recurring fair value measurement	$1,047.9	$939.9	$—	$443.2	$299.6	$1,349.8
Financial Liabilities
Foreign exchange derivative liabilities	$—	$119.2	$—	$—	$125.8	$—
Interest rate swap derivative liabilities	—	50.1	—	—	—	—
Contingent consideration	—	—	371.6	—	—	556.1
Total liabilities at recurring fair value measurement	$—	$169.3	$371.6	$—	$125.8	$556.1

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, foreign exchange forward prices and bank price quotes. For the years ended December 31, 2025 and 2024, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
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
•CCPS in Biocon Biologics — The Company elected the fair value option for the CCPS under ASC 825. The fair value is reassessed quarterly and any change in the fair value estimate is recorded in Other Expense (Income), Net in the consolidated statements of operations for that period. As of December 31, 2024, the CCPS were valued using a Monte Carlo simulation model using Level 3 inputs. As a result of the execution of the definitive agreements with Biocon and the corresponding availability of observable inputs (refer to Note 5 Divestitures for more information), the fair value of the CCPS in Biocon Biologics of $815.0 million was transferred out of Level 3 to Level 2 classification of the fair value hierarchy during the year ended December 31, 2025. The Company’s policy regarding the timing of transfers between levels is to measure and record the transfers at the end of the reporting period. During the years ended December 31, 2025, 2024, and 2023, the Company recorded a loss (gain) of $534.8 million, $(373.5) million, and $21.1 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics are classified as equity securities and are included in Other Assets in the consolidated balance sheets.
•Available-for-sale fixed income investments — valued at the quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value, net of income taxes, are included in accumulated other comprehensive loss as a component of shareholders’ equity.
•Interest rate swaps and foreign exchange derivative assets and liabilities — valued using interest yield curves, quoted forward foreign exchange prices and spot rates at the reporting date. Counterparties to these contracts are highly rated financial institutions.
Contingent Consideration
In December 2011, the Company completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair Diskus® incorporating Pfizer’s Respiratory Delivery Platform. The Company accounted for this transaction as a purchase of a business and utilized the acquisition method of accounting. On January 30, 2019, the Company received FDA approval of Wixela Inhub® (fluticasone propionate and salmeterol inhalation powder, USP), the first generic of GlaxoSmithKline’s Advair Diskus®. The commercial launch of the Wixela Inhub® occurred in February 2019. As of December 31, 2025 and 2024, the Company had a contingent consideration liability of $64.6 million and $176.3 million, respectively, related to the Respiratory Delivery Platform.
As of December 31, 2025 and 2024, the Company had a contingent consideration liability of $307.0 million and $378.0 million, respectively, related to the Idorsia Transaction. As a result of the February 25, 2025 letter agreement entered into that amended certain terms of the original development agreement for selatogrel and cenerimod, the Company recorded a fair value adjustment gain of approximately $107.0 million during the three months ended March 31, 2025. Refer to Note 4 Acquisitions and Other Transactions for additional information.

The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At December 31, 2025 and 2024, discount rates ranging from 8.5% to 19.0%, and 9.0% to 19.0%, respectively, were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2023 to December 31, 2025 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2023	$76.1	$139.0	$215.1
Payments	(97.0)	—	(97.0)
Acquisition	—	345.0	345.0
Reclassifications	80.4	(80.4)	—
Accretion	—	38.2	38.2
Fair value loss (3)	—	54.8	54.8
Balance at December 31, 2024	$59.5	$496.6	$556.1
Payments	(37.6)	—	(37.6)
Reclassifications	8.4	(8.4)	—
Accretion	—	4.5	4.5
Fair value gain (3)	(1.8)	(149.6)	(151.4)
Balance at December 31, 2025	$28.5	$343.1	$371.6
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
Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities were as follows:

(In millions)	Balance Sheet Location	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$40.4	$0.3	$—	$40.7
		$40.4	$0.3	$—	$40.7
December 31, 2024
Available-for-sale fixed income investments	Prepaid expenses and other current assets	$38.9	$—	$(0.9)	$38.0
		$38.9	$—	$(0.9)	$38.0
Maturities of available-for-sale fixed income investments at fair value as of December 31, 2025, were as follows:

(In millions)
Mature within one year	$0.3
Mature in one to five years	23.3
Mature in five years and later	17.1
$40.7

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
Borrowings outstanding under the Receivables Facility bear interest at the applicable base rate plus applicable margins and are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our consolidated balance sheets. In addition, the agreement governing the Receivables Facility contains various customary affirmative and negative covenants, and customary default and termination provisions with which the Company was compliant as of December 31, 2025. As of December 31, 2025 and 2024, the Company had $409.4 million and $484.1 million, respectively, of accounts receivable balances sold to its subsidiary Mylan Securitization LLC under the Receivables Facility.
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of December 31, 2025	December 31, 2025	December 31, 2024
Current portion of long-term debt:
2026 Senior Notes **	3.950%	$1,674.3	$—
YEN Term Loan Facility	Variable	255.2	—
Other		1.0	0.6
Deferred financing fees		(0.6)	—
Current portion of long-term debt		$1,929.9	$0.6

Non-current portion of long-term debt:
2026 Senior Notes **	3.950%	$—	$1,672.8
2027 Euro Senior Notes ****	1.362%	1,011.5	899.4
2027 Senior Notes ***	2.300%	758.6	764.2
2028 Euro Senior Notes **	3.125%	878.5	773.7
2028 Senior Notes *	4.550%	749.5	749.3
2030 Senior Notes ***	2.700%	1,488.8	1,497.0
2032 Euro Senior Notes ****	1.908%	1,549.2	1,376.2
2040 Senior Notes ***	3.850%	1,630.1	1,637.1
2043 Senior Notes *	5.400%	497.6	497.5
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.9
2050 Senior Notes ***	4.000%	2,186.8	2,191.6
YEN Term Loan Facility	Variable	—	254.4
Other		2.7	2.2
Deferred financing fees		(20.5)	(24.3)
Long-term debt		$12,480.6	$14,038.9
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
Upjohn Finance B.V. is the issuer of senior unsecured notes denominated in euros pursuant to an indenture dated June 23, 2020, which are fully and unconditionally guaranteed on a senior unsecured basis by Viatris Inc., Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.

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
Fair Value
At December 31, 2025 and 2024, the aggregate fair value of the Company’s outstanding notes was approximately $11.99 billion and $11.53 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at December 31, 2025 were as follows for each of the years ending December 31:

(In millions)	Total
2026	$1,930
2027	1,748
2028	1,631
2029	—
2030	1,450
Thereafter	7,218
Total	$13,977
11.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the consolidated balance sheets, is comprised of the following:

(In millions)	December 31, 2025	December 31, 2024
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.4)	$(1.2)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	279.6	254.2
Net unrecognized loss on derivatives in cash flow hedging relationships, net of tax	(3.1)	32.3
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	105.1	492.6
Foreign currency translation adjustment	(3,088.2)	(3,990.8)
	$(2,707.0)	$(3,212.9)

Components of accumulated other comprehensive (loss) earnings, before tax, consist of the following:

	Year Ended December 31, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive earnings (loss) before reclassifications, before tax			(41.7)	(497.6)	1.0	6.4	902.6	370.7
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(6.7)		(6.7)					(6.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Amortization of prior service costs included in other expense (income), net						0.1		0.1
Amortization of actuarial loss included in SG&A						21.4		21.4
Net other comprehensive earnings (loss), before tax			(43.6)	(497.6)	1.0	27.9	902.6	390.3
Income tax provision (benefit)			(8.2)	(110.1)	0.2	2.5	—	(115.6)
Balance at December 31, 2025, net of tax			$(3.1)	$105.1	$(0.4)	$279.6	$(3,088.2)	$(2,707.0)

	Year Ended December 31, 2024
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)
Other comprehensive earnings (loss) before reclassifications, before tax			73.6	325.4	(0.1)	(36.4)	(744.1)	(381.6)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(29.6)		(29.6)					(29.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		6.0	6.0					6.0
Loss on interest rate swaps classified as cash flow hedges, included in other expense (income), net		3.4	3.4					3.4
Amortization of prior service costs included in other expense (income), net						(2.2)		(2.2)
Amortization of actuarial loss included in SG&A						18.0		18.0
Net other comprehensive earnings (loss), before tax			53.4	325.4	(0.1)	(20.6)	(744.1)	(386.0)
Income tax provision (benefit)			13.1	69.9	(0.1)	(3.4)	—	79.5
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)

	Year Ended December 31, 2023
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2022, net of tax			$(18.5)	$377.0	$(2.3)	$268.5	$(3,385.9)	$(2,761.2)
Other comprehensive earnings (loss) before reclassifications, before tax			54.4	(178.5)	1.5	(37.3)	139.2	(20.7)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(45.3)		(45.3)					(45.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		4.8	4.8					4.8
Gain on divestiture of defined pension plan included in SG&A						(3.0)		(3.0)
Amortization of prior service costs included in other expense (income), net						(0.3)		(0.3)
Amortization of actuarial loss included in SG&A						21.9		21.9
Net other comprehensive earnings (loss), before tax			13.9	(178.5)	1.5	(18.7)	139.2	(42.6)
Income tax (benefit) provision			3.4	(38.6)	0.4	(21.6)	—	(56.4)
Balance at December 31, 2023, net of tax			$(8.0)	$237.1	$(1.2)	$271.4	$(3,246.7)	$(2,747.4)

12.Income Taxes
The income tax (benefit) provision consisted of the following components:

	Year Ended December 31,
(In millions)	2025	2024	2023
U.S. Federal:
Current	$(109.4)	$113.0	$2.6
Deferred	(301.7)	(113.2)	293.4
	(411.1)	(0.2)	296.0
U.S. State:
Current	(5.7)	7.2	1.9
Deferred	0.8	(7.2)	2.6
	(4.9)	—	4.5
Non-U.S.:
Current	441.5	658.4	530.8
Deferred	(175.6)	(647.2)	(683.1)
	265.9	11.2	(152.3)
Income tax (benefit) provision	$(150.1)	$11.0	$148.2
(Loss) earnings before income taxes:
United States	(1,754.1)	(571.9)	(951.5)
Foreign - Other	(1,910.9)	(51.3)	1,154.4
Total (loss) earnings before income taxes	$(3,665.0)	$(623.2)	$202.9
For all periods presented, the allocation of earnings before income taxes between U.S. and non-U.S. operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

Temporary differences and carry-forwards that result in deferred tax assets and liabilities were as follows:

(In millions)	December 31, 2025	December 31, 2024
Deferred tax assets:
Employee benefits	$122.3	$138.5
Litigation reserves	99.8	79.6
Accounts receivable allowances	340.7	392.2
Inventory	130.9	129.3
Tax credit and loss carry-forwards	1,609.7	1,482.9
Operating lease assets	57.3	50.8
Interest expense	131.9	96.8
Intangible assets	361.5	241.7
Other	295.2	273.5
	3,149.3	2,885.3
Less: Valuation allowance	(1,436.6)	(1,233.4)
Total deferred tax assets	1,712.7	1,651.9
Deferred tax liabilities:
Plant and equipment	57.7	56.3
Operating lease liabilities	57.3	50.8
Intangible assets and goodwill	1,296.9	1,695.8
Equity investments	46.1	164.6
Other	85.5	39.3
Total deferred tax liabilities	1,543.5	2,006.8
Deferred tax liabilities, net	$169.2	$(354.9)
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
A reconciliation of the U.S. statutory federal income tax rate of 21.0% to our effective tax rate from continuing operations after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
(In millions, except %s)	Amount	Percent
U.S. federal statutory tax rate	$(769.7)	21.0%
Statutory and local income taxes, net of federal income tax effect (a)	(2.7)	0.1%
Foreign tax effects:
Italy
Nondeductible goodwill impairment	138.1	(3.8)%
Other	(4.9)	0.1%
Ireland
Valuation allowance	89.9	(2.5)%
Other	(13.6)	0.4%
Sweden
Nondeductible goodwill impairment	99.1	(2.7)%
Other	(3.0)	0.1%
Singapore
Nontaxable income	(56.9)	1.6%
Impact of incentive rates	(84.8)	2.3%
Nondeductible goodwill impairment	36.6	(1.0)%
Other	(2.4)	0.1%
Switzerland
Statutory rate difference	39.6	(1.1)%
Withholding taxes	61.5	(1.7)%
Other	(5.0)	0.1%
India
Changes in valuation allowance	111.5	(3.0)%
Other	(19.0)	0.5%
Puerto Rico
Statutory rate difference	40.1	(1.1)%
Impacts of incentive rates	(85.0)	2.3%
Other	0.6	—%
Luxembourg	51.8	(1.4)%
Canada	42.8	(1.2)%
France	41.6	(1.1)%
Other foreign jurisdictions	168.4	(4.6)%
Effect of cross-border tax laws:
Global intangible low tax income, net of tax credits	48.6	(1.3)%
Subpart F, net of tax credits	33.4	(0.9)%
Branch impacts, inclusive of tax credits	(117.0)	3.2%
Other	(5.7)	0.2%
Tax credits:
Research and development tax credits	(8.0)	0.2%
Changes in valuation allowance	(84.5)	2.3%
Nontaxable or nondeductible items:
Nondeductible goodwill impairment	75.3	(2.1)%
Other Items	32.0	(0.9)%
Changes in unrecognized tax benefits (b)	19.9	(0.5)%
Other adjustments	(18.7)	0.5%
Effective tax rate	$(150.1)	4.1%
____________

(a)State taxes in California made up the majority (greater than 50%) of the tax effect in this category.
(b)Includes interest and penalty accruals and reversals.
A reconciliation of the U.S. statutory federal income tax rate of 21.0% to our effective tax rate from continuing operations for the years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%

Research credits	2.2%	(5.2)%
Foreign rate differential	11.2%	(58.8)%
Recognition of tax carryforwards	114.7%	1.5%
Goodwill impairment	(10.7)%	60.8%
State income taxes and credits	(0.2)%	(3.9)%
Tax settlements and resolution of certain tax positions	(2.6)%	14.2%
Impact of the Combination and divestitures	5.5%	11.2%
Incremental U.S. tax on foreign earnings	9.9%	69.4%
Valuation allowance	(137.0)%	10.9%
Deferred tax impact of tax law changes	0.7%	(1.0)%
Withholding taxes	(4.3)%	7.4%
Deferred tax impact of internal restructuring	(8.3)%	(74.0)%
Other items	(3.9)%	19.5%
Effective tax rate	(1.8)%	73.0%
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
Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025, a valuation allowance has been applied to certain deferred tax assets in the amount of $1.44 billion.
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
Net Operating Losses
As of December 31, 2025, the Company had the following carryforwards and attributes:
•U.S. federal net operating loss carryforwards of $214.6 million, which were recorded in connection with the Oyster Point acquisition. While the utilization of these carryforwards is subject to Section 382 of the Code, the Company does not anticipate that this limitation will impair our ability to utilize the carryovers.

•U.S. state income tax loss carryforwards of approximately $3.50 billion, which are largely offset by a valuation allowance.
•Non-U.S. net operating loss carryforwards of approximately $4.84 billion, of which $2.24 billion can be carried forward indefinitely, with the remaining $2.60 billion expiring in years 2026 through 2045.
•U.S. and foreign credit carryovers of $307.2 million, expiring in various amounts through 2043.
•Anticipatory foreign tax credits of $24.3 million which will generate from the reversal of future taxable income in certain non-U.S. jurisdictions which are taxed both in their local jurisdictions and in the U.S.
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
Legislative Updates
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act (“OBBBA”), which contains a broad range of tax reform provisions affecting businesses, including permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes. The OBBBA did not have a significant impact on the Company’s provision for income taxes and deferred tax assets for the year ended December 31, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 into law, which includes a new corporate alternative minimum tax (“CAMT”) and an excise tax of 1% on the fair market value of net stock repurchases. Both provisions are effective for years after December 31, 2022. The Company reflected the applicable estimated excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability in Other current liabilities in our consolidated balance sheets as of December 31, 2025 and 2024. The share repurchase and authorization amounts otherwise disclosed in this Form 10-K exclude the excise tax. The Company does not anticipate being subject to the 15% CAMT tax in 2025 based on enacted law and regulatory guidance; however, its CAMT status could change in the future, depending on new regulations or regulatory guidance issued by the U.S. Department of the Treasury, including with respect to the OBBBA.

In addition, many countries are actively considering or have proposed or enacted changes to their tax laws based on the Pillar Two Rules proposed by the OECD. The Pillar Two Rules impose a global minimum tax of 15%, and under these rules, the Company may be required to pay a “top-up” tax to the extent our effective tax rate in any given country is below 15%. Several countries have enacted the Pillar Two Rules effective January 1, 2024, with many countries postponing implementation to January 1, 2025 or later, if at all. After determining which jurisdictions are not required to calculate a Pillar Two liability as a result of the existing safe harbors, the Company has determined that while the impact of the Pillar Two Rules in the countries that have enacted such rules effective for tax years ending on or before December 31, 2025 did increase its effective tax rate, the impact is not material to its results for the year ended December 31, 2025. The Company will continue to monitor and evaluate the evolving tax legislation in the jurisdictions in which it operates which could impact future tax provision and financial results, such as the Side-by-Side (“SbS”) package announced by the OECD on January 5, 2026. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two which would fully exempt U.S. parented groups from the application of two of the three Pillar Two top up taxes and also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year of 2027.

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
The Company is subject to ongoing IRS examinations. The years 2020 through 2024 are open years, with 2020 and 2021 under examination.
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
In Australia, the tax authorities issued notices of assessments to the Company for the years ended December 2009 to December 2020, subject to additional interest and penalties, concerning our tax position with respect to certain intercompany transactions. The tax authorities denied our objections to the assessments for the years ended December 2009 to December 2020 and we commenced litigation in the Australian Federal Court challenging those decisions. A trial took place in October 2023 and on March 20, 2024, the Court issued a decision in favor of the Company. The tax authorities did not appeal the Court decision. The Company made a partial payment of $56.0 million in 2021 and $5.2 million in 2022 in order to stay potential interest and penalties resulting from this litigation, which was refunded in 2024.

In France, the tax authorities issued notices of assessments to the Company for the years ended December 2013 to December 2015 concerning our tax position with respect to whether income earned by a Company entity not domiciled in France should be subject to French tax. We commenced litigation before the French tax courts where the tax authorities are seeking unpaid taxes, penalties, and interest. In February 2026, the first instance tax court upheld the Company’s tax position and fully cancelled the notices of assessment.

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
In Italy, the tax authorities have issued notices of assessments to the Company for the years ended December 2016 to December 2018, seeking unpaid taxes, penalties, and interest, concerning our tax position with respect to certain intercompany transactions. We have commenced litigation before the Italian tax courts challenging those assessments and, to date, the Company’s position has been upheld, subject to further appeal by the tax authorities.

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

The Company has recorded a net reserve for uncertain tax positions of $293.6 million and $277.0 million, including interest and penalties, in connection with its international audits at December 31, 2025 and 2024, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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
As of December 31, 2025 and 2024, the Company’s consolidated balance sheets reflect net liabilities for unrecognized tax benefits of $263.2 million and $255.7 million, respectively, of which $192.9 million as of December 31, 2025 would affect the Company’s effective tax rate if recognized, with the remainder being offset by potential correlative adjustments. Related accrued interest and penalties included in the consolidated balance sheets were $110.5 million and $106.4 million as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $6.2 million, $(0.3) million, and $15.4 million of tax expense/(benefit), respectively, related to interest and penalties on uncertain tax positions. Interest and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Unrecognized tax benefit — beginning of year	$255.7	$272.8	$296.7
Additions for current year tax positions	20.3	22.5	—
Additions for prior year tax positions	24.5	33.8	3.0
Reductions for prior year tax positions	(8.8)	(34.6)	(4.6)
Settlements	(19.1)	(15.6)	(2.1)
Reductions due to expirations of statute of limitations	(19.0)	(13.4)	(13.0)
Impact of foreign currency translation	9.6	(9.8)	(7.2)
Unrecognized tax benefit — end of year	$263.2	$255.7	$272.8

Cash Taxes Paid
The amounts of cash income taxes paid (net of refunds received) by the Company were as follows:

Year Ended December 31,
(In millions)	2025
Federal	$101.0
State and local	3.2
Foreign:
China	131.5
Ireland	(46.9)
France	34.5
Switzerland	31.7
Italy	22.6
All other foreign	167.8
Total cash taxes paid (net of refunds received)	$445.4
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $514.0 million and $570.9 million, respectively.

13.(Loss) Earnings per Share
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(3,514.9)	$(634.2)	$54.7
Shares (denominator):
Weighted average shares outstanding	1,170.7	1,193.3	1,200.3
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(3.00)	$(0.53)	$0.05

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(3,514.9)	$(634.2)	$54.7
Shares (denominator):
Weighted average shares outstanding	1,170.7	1,193.3	1,200.3
Share-based awards	—	—	6.6
Total dilutive shares outstanding	1,170.7	1,193.3	1,206.9
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(3.00)	$(0.53)	$0.05
Additional stock awards and Restricted Stock Awards were outstanding during the years ended December 31, 2025, 2024 and 2023 but were not included in the computation of diluted (loss) earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 28.1 million, 19.9 million and 16.4 million shares for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in March 2025, June 2025, September 2025 and December 2025. On February 23, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on March 18, 2026 to shareholders of record as of the close of business on March 9, 2026. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2024 and 2023.
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

During the years ended December 31, 2025, 2024, and 2023, the Company repurchased approximately 53.7 million shares of common stock at a cost of approximately $500.5 million, approximately 19.2 million shares of common stock at a cost of approximately $250.0 million, and approximately 21.2 million shares of common stock at a cost of approximately $250.0 million, respectively, under the program. As of December 31, 2025, the Company had repurchased a total of approximately 94.2 million shares of common stock at a cost of approximately $1.0 billion under the program.

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
The following table summarizes stock awards (stock options and SARs) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2024	3,350,786	$35.94
Exercised	(18,537)	6.83
Forfeited	(871,444)	41.45
Outstanding at December 31, 2025	2,460,805	$34.21
Vested and expected to vest at December 31, 2025	2,460,291	$34.22
Exercisable at December 31, 2025	2,457,771	$34.25
As of December 31, 2025, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable each had average remaining contractual terms of 2.3 years. Also, at December 31, 2025, stock awards outstanding, stock awards vested and expected to vest, and stock awards exercisable each had aggregate intrinsic values of approximately $0.2 million.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2024 to December 31, 2025 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2024	29,083,934	$11.49
Granted	19,476,572	9.56
Released	(12,931,495)	10.93
Forfeited	(2,712,900)	11.17
Nonvested at December 31, 2025	32,916,111	$10.59
Of the 19,476,572 Restricted Stock Awards granted during the year ended December 31, 2025, 12,138,186 vest ratably in three years or less and are not subject to market or performance conditions. Of the remaining Restricted Stock Awards granted, 313,832 are not subject to market conditions and will cliff vest within a three-year period, and 7,024,554 are subject to market or performance conditions and will cliff vest in three years or less.
As of December 31, 2025, the Company had $163.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.4 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the years ended December 31, 2025 and 2024 was $121.5 million and $141.7 million, respectively.

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
Included in accumulated other comprehensive loss as of December 31, 2025 and 2024 are:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Unrecognized actuarial net gain	$(301.5)	$(275.6)	$(27.7)	$(2.3)
Unrecognized prior service cost (credit)	41.0	17.1	(14.1)	(16.9)
Total	$(260.5)	$(258.5)	$(41.8)	$(19.2)
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

The change in accumulated other comprehensive loss in 2025 relating to pension benefits and other postretirement benefits consists of:

(In millions)	Pension Benefits	Other Postretirement Benefits
Unrecognized actuarial (gain) loss	$(37.7)	$(25.8)
Amortization of actuarial gain	21.1	0.3
Unrecognized prior service cost	27.8	—
Amortization of prior service (credit) cost	(2.8)	2.9
Impact of foreign currency translation	(10.4)	—
Net change	$(2.0)	$(22.6)
Components of net periodic benefit cost, change in projected benefit obligation, change in plan assets, funded status, fair value of plan assets, assumptions used to determine net periodic benefit cost, funding policy and estimated future benefit payments are summarized below for the Company’s pension plans and other postretirement plans.
Net Periodic Benefit Cost
Components of net periodic benefit cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension Benefits			Other Postretirement Benefits
	December 31,			December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Service cost	$30.4	$28.4	$26.6	$1.6	$1.5	$2.1
Interest cost	60.0	59.7	63.6	6.4	5.3	6.9
Expected return on plan assets	(68.6)	(67.1)	(62.6)	—	—	—
Plan curtailment, settlement and termination	(13.3)	(1.2)	(3.8)	—	—	—
Amortization of prior service cost (credit)	2.9	2.9	2.1	(2.9)	(0.7)	(0.7)
Recognized net actuarial (gains)	(11.8)	(11.7)	(18.3)	(0.3)	(5.1)	(1.4)
Net periodic benefit cost	$(0.4)	$11.0	$7.6	$4.8	$1.0	$6.9

On July 17, 2025, the Company approved an amendment to terminate one of its defined benefit plans in the United States (the "U.S. Plan"). The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the end of 2026. U.S. Plan participants will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, the Company is currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of January 1, 2026, the U.S. Plan had an overfunded status of approximately $0.2 million.

Change in Projected Benefit Obligation, Change in Plan Assets and Funded Status
The table below presents components of the change in projected benefit obligation, change in plan assets and funded status at December 31, 2025 and 2024.

	Pension Benefits		Other Postretirement Benefits
(In millions)	2025	2024	2025	2024
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of year	$1,366.3	$1,443.6	$128.2	$112.6
Service cost	30.4	28.4	1.6	1.5
Interest cost	60.0	59.7	6.4	5.3
Participant contributions	2.6	2.2	2.1	1.8
Acquisitions (divestitures)	21.9	(30.2)	—	—
Plan settlements, amendments, and terminations	(21.2)	(8.6)	—	(14.6)
Actuarial (gains) losses	(13.5)	0.8	(25.8)	36.0
Benefits paid	(69.9)	(83.3)	(14.1)	(14.4)
Impact of foreign currency translation	62.3	(46.3)	—	—
Projected benefit obligation, end of year	$1,438.9	$1,366.3	$98.4	$128.2

Change in Plan Assets
Fair value of plan assets, beginning of year	$1,100.5	$1,109.4	$—	$—
Actual return on plan assets	92.6	94.8	—	—
Company contributions	52.0	40.4	12.0	12.6
Participant contributions	2.6	2.2	2.1	1.8
Acquisitions (divestitures)	16.0	(18.6)	—	—
Plan settlements	(44.8)	(8.6)	—	—
Benefits paid	(69.9)	(83.3)	(14.1)	(14.4)
Impact of foreign currency translation	32.6	(35.8)	—	—
Fair value of plan assets, end of year	1,181.6	1,100.5	—	—
Funded status of plans	$(257.3)	$(265.8)	$(98.4)	$(128.2)
Net accrued benefit costs for pension plans and other postretirement benefits are reported in the following components of the Company’s consolidated balance sheets at December 31, 2025 and 2024:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Noncurrent assets	$122.2	$89.8	$—	$—
Current liabilities	(20.8)	(19.6)	(9.9)	(12.6)
Noncurrent liabilities	(358.7)	(336.0)	(88.5)	(115.6)
Net accrued benefit costs	$(257.3)	$(265.8)	$(98.4)	$(128.2)
The projected benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation is the actuarial present value of benefits attributable to employee service rendered to date, but does not include the effects of estimated future pay increases. The accumulated benefit obligation for the Company’s pension plans was $1.35 billion and $1.29 billion at December 31, 2025 and 2024, respectively.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of the fair value of plan assets at December 31, 2025 and 2024 were as follows:

	December 31,
(In millions)	2025	2024
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$1,083.1	$1,008.2
Accumulated benefit obligation	1,043.6	976.2
Fair value of plan assets	732.1	657.9
Fair Value of Plan Assets
The Company measures the fair value of plan assets based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy described in Note 9 Financial Instruments and Risk Management. The table below presents total plan assets by investment category as of December 31, 2025 and 2024 and the classification of each investment category within the fair value hierarchy with respect to the inputs used to measure fair value:

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$26.3	$—	$—	$26.3
Equity securities	287.6	—	—	287.6
Fixed income securities	305.5	363.1	—	668.6
Assets held by insurance companies and other	124.8	38.5	35.8	199.1
Total	$744.2	$401.6	$35.8	$1,181.6

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$10.1	$—	$—	$10.1
Equity securities	270.1	20.4	—	290.5
Fixed income securities	217.3	427.9	—	645.2
Assets held by insurance companies and other	138.1	12.4	4.2	154.7
Total	$635.6	$460.7	$4.2	$1,100.5
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
Assumptions
The following weighted average assumptions were used to determine the benefit obligations for the Company’s defined benefit pension and other postretirement plans as of December 31, 2025 and 2024:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	4.7%	4.6%	5.0%	5.5%
Expected return on plan assets	6.3%	6.3%	—%	—%
Rate of compensation increase	3.9%	3.7%	—%	—%

The following weighted average assumptions were used to determine the net periodic benefit cost for the Company’s defined benefit pension and other postretirement benefit plans for the three years in the period ended December 31, 2025:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	4.6%	4.5%	4.8%	5.5%	5.0%	5.4%
Expected return on plan assets	6.3%	6.3%	6.1%	—%	—%	—%
Rate of compensation increase	3.7%	3.7%	3.7%	—%	—%	—%
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
The weighted-average healthcare cost trend rate used for 2025 was 8.7% declining to a projected 4.0% in the year 2049. For 2026, the assumed weighted-average healthcare cost trend rate used will be 8.6% declining to a projected 4.0% in the year 2050. In selecting rates for current and long-term healthcare cost assumptions, the Company takes into consideration a number of factors including the Company’s actual healthcare cost increases, the design of the Company’s benefit programs, the demographics of the Company’s active and retiree populations and external expectations of future medical cost inflation rates.
Estimated Future Benefit Payments
The Company’s funding policy for its funded pension plans is based upon local statutory requirements. The Company’s funding policy is subject to certain statutory regulations with respect to annual minimum and maximum company contributions. Plan benefits for the non-qualified plans are paid as they come due.
Estimated benefit payments over the next ten years for the Company’s pension plans and retiree health plan are as follows:

(In millions)	Pension Benefits	Other Postretirement Benefits
2026	$160.2	$9.8
2027	102.1	10.3
2028	99.2	10.6
2029	101.3	10.6
2030	102.7	10.1
Thereafter	518.8	43.9
Total	$1,084.3	$95.3
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
Total employer contributions to defined contribution plans were approximately $138.2 million, $148.4 million and $129.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

	Year Ended December 31, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$8,514.0	$2,332.5	$1,193.8	$2,210.1	$14,250.4
Other revenues	38.1	—	3.9	7.5	49.5
Total revenues	$8,552.1	$2,332.5	$1,197.7	$2,217.6	$14,299.9
Less:
Cost of sales	4,090.5	250.6	734.3	967.2
Selling, general and administration	967.9	512.2	158.9	310.0
Segment profit	$3,493.7	$1,569.7	$304.5	$940.4	$6,308.3

Reconciliation of segment profit:
Intangible asset amortization expense					(2,349.8)
Intangible asset (including IPR&D) disposal & impairment charges					(73.9)
Impairment of goodwill					(2,936.8)
Research and development					(965.9)
Acquired IPR&D					(48.3)
Litigation settlements and other contingencies, net					68.5
Transaction related and other special items					(1,088.2)
Corporate and other unallocated					(1,577.0)
Loss from operations					$(2,663.1)

	Year Ended December 31, 2024
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$8,929.4	$2,166.5	$1,346.2	$2,250.7	$14,692.8
Other revenues	32.0	1.3	3.5	9.7	46.5
Total revenues	$8,961.4	$2,167.8	$1,349.7	$2,260.4	$14,739.3
Less:
Cost of sales	4,014.3	245.7	798.3	1,016.4
Selling, general and administration	1,097.0	518.5	168.3	309.9
Segment profit	$3,850.1	$1,403.6	$383.1	$934.1	$6,570.9

Reconciliation of segment profit:
Intangible asset amortization expense					(2,351.5)
Intangible asset (including IPR&D) disposal & impairment charges					(184.6)
Impairment of goodwill					(321.0)
Research and development					(808.7)
Acquired IPR&D					(28.3)
Litigation settlements and other contingencies, net					(350.9)
Transaction related and other special items					(973.6)
Corporate and other unallocated					(1,542.2)
Earnings from operations					$10.1

	Year Ended December 31, 2023
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$9,251.9	$2,160.4	$1,424.5	$2,551.6	$15,388.4
Other revenues	26.1	—	1.1	11.3	38.5
Total revenues	$9,278.0	$2,160.4	$1,425.6	$2,562.9	$15,426.9
Less:
Cost of sales	4,067.1	205.5	725.5	1,116.2
Selling, general and administration	1,124.4	528.1	177.2	354.8
Segment profit	$4,086.5	$1,426.8	$522.9	$1,091.9	$7,128.1

Reconciliation of segment profit:
Intangible asset amortization expense					(2,317.1)
Intangible asset (including IPR&D) disposal & impairment charges					(32.0)
Impairment of goodwill					(580.1)
Research and development					(805.2)
Acquired IPR&D					(105.5)
Litigation settlements and other contingencies, net					(111.6)
Transaction related and other special items					(774.4)
Corporate and other unallocated					(1,636.0)
Earnings from operations					$766.2

The following table represents the percentage of consolidated net sales to Viatris’ major customers during the years ended December 31, 2025, 2024, and 2023:

	Percentage of Consolidated Net Sales
	2025	2024	2023
McKesson Corporation	*	*	10%
Cencora, Inc.	11%	12%	10%
Cardinal Health, Inc.	*	*	5%

*     Net sales represented less than 10% of consolidated net sales during the period.

Net sales from these customers were primarily in the Developed Markets segment.

Sales by Country Information
Net sales by country are presented on the basis of geographic location of our subsidiaries:

	Year Ended December 31,
(In millions)	2025	2024	2023
United States	$3,006.7	$3,434.7	$3,551.8
China	2,079.8	1,911.3	1,889.0
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
In connection with the divestitures, Viatris and the respective buyers entered into transition services and/or manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for a period of up to 12 months for transition services and for periods between one to 10 years for manufacturing and supply agreements, depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In addition, in connection with the OTC Transaction and the divestiture of our women’s healthcare business, we entered into distribution agreements for certain markets for a limited period of time. In connection with the API business divestiture, we entered into a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction. Some of these agreements include various ongoing financial obligations. The transition services were substantially concluded as of December 31, 2025.

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
18.Restructuring
2026 Restructuring Program
In 2025, the Company initiated an EWSR to enable the Company to build a more focused, efficient and future-ready organization and position the Company for sustained growth beginning in 2026. On February 26, 2026, the Company announced the results of its EWSR, and as a part of the review, committed to and began implementation of certain restructuring activities. These restructuring activities are expected to optimize the Company’s commercial capabilities, enabling functions, R&D, medical affairs and regulatory activities, and sourcing, manufacturing and supply chain activities, including inventory optimization. As a result, the Company expects a global workforce reduction of up to approximately 10%. The Company anticipates that these restructuring activities, as well as associated costs and savings, will be completed primarily over the next three years.

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million.
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
The following table summarizes the restructuring charges and the reserve activity for the restructuring program:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2022	$155.6	$1.9	$157.5
Charges (1)	17.6	107.6	125.2
Cash payment	(77.8)	(10.3)	(88.1)
Utilization (2)	(4.0)	(99.2)	(103.2)
Foreign currency translation	0.8	—	0.8
Balance at December 31, 2023	$92.2	$—	$92.2
____________
(1)     For the year ended December 31, 2023, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $80.3 million, $0.4 million, $29.5 million, $13.9 million, and $1.1 million, respectively.
(2)     For the year ended December 31, 2023, other exit costs included expense of $71.6 million relating to plant divestitures.
Additional restructuring charges, primarily for facilities to be closed or disposed of, were incurred during the years ended December 31, 2025 and 2024 and are not a component of the 2020 restructuring program. At December 31, 2025, accrued liabilities for restructuring and other cost reduction programs of $40.2 million were included in other current liabilities and $116.3 million were included in other long-term obligations in the consolidated balance sheets.

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
Our potential maximum development milestones not accrued for at December 31, 2025 totaled approximately $416 million. We estimate that the amounts that may be paid during the next twelve months to be approximately $163 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
Mapi
In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot.
The Company holds investments in preferred shares of Mapi that are accounted for at cost, less impairment, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. During the year ended December 31, 2023, the Company made an additional investment of $30.0 million in preferred shares of Mapi. The preferred shares are convertible on a one-to-one basis into Mapi ordinary shares at Viatris’ option. The Company recognized a gain of $45.6 million during the year ended December 31, 2023 as a result of remeasuring our pre-existing equity interest in Mapi, which was recorded as a component of Other Expense (Income), Net in the consolidated statements of operations. The Company has determined that Mapi represents a variable interest entity (“VIE”), but has concluded that Viatris is not the primary beneficiary of Mapi as we do not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Accordingly, we have not consolidated Mapi’s results of operations and financial position into our consolidated financial statements.

Also, in December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products, which is subject to finalization pending the execution of a definitive agreement. The Company made an initial upfront payment of $75.0 million which was accounted for as Acquired IPR&D expense in the consolidated statements of operations during the year ended December 31, 2023.

In 2024, the Company was informed that Mapi received a Complete Response Letter (“CRL”) regarding the NDA for GA Depot 40 mg from the FDA. In December 2024, the companies met with the FDA and reviewed the content of the CRL. As a result of the uncertainty of regulatory and commercial timing and success of GA Depot and the financial condition of Mapi, the Company fully impaired its equity investment and prepaid assets related to advances for the initial supply of commercial product. Total charges of $184.6 million were recorded during the year ended December 31, 2024 as a component of Other Expense (Income), Net in the consolidated statements of operations. Following the impairment charges recorded during the year ended December 31, 2024, the Company does not have any further loss exposure.

During 2025 and 2026, Viatris and Mapi have continued discussions to determine the appropriate next steps for the program as a result of the CRL.

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
The Company has also acquired exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong, Macau and Taiwan, for an upfront payment of $18.5 million and additional potential development and sales milestones together with tiered royalties on net sales of nebulized revefenacin. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.
Under the terms of the agreements, Theravance Biopharma is eligible to receive potential development and sales milestone payments totaling approximately $293 million in the aggregate. As of December 31, 2025, the Company has paid a total of $57.5 million in milestone payments to Theravance Biopharma.
Other Development Agreements
On October 15, 2025, the Company acquired Aculys Pharma, a clinical stage biopharmaceutical company focused on commercializing innovative treatments for neurological conditions. Viatris received rights to develop and commercialize pitolisant and Spydia®, two assets in the CNS therapy area, further expanding Viatris’ portfolio of innovative products in Japan. As part of the transaction, Viatris acquired exclusive development and commercialization rights in Japan for pitolisant, a selective/inverse agonist of the histamine H3 receptor. One indication is for the treatment of excessive daytime sleepiness or cataplexy in adult patients with narcolepsy and the second is for the treatment of excessive daytime sleepiness associated with obstructive sleep apnea syndrome. The Japanese NDAs for both indications have been submitted to the Japan Pharmaceuticals and Medical Devices Agency and are under review by the agency. The transaction also includes exclusive rights in Japan and certain other markets in the Asia-Pacific region for Spydia® Nasal Spray, which was approved in Japan in June 2025 for the treatment of status epilepticus and launched in December 2025. Under the terms of the acquisition agreement, the Company made a $35.0 million upfront payment to Aculys Pharma shareholders as consideration for the acquisition, with additional consideration contingent upon the achievement of specified regulatory and commercial milestones, and royalties on net sales. The transaction was accounted for as an asset acquisition, with the upfront payment expensed as Acquired IPR&D in the fourth quarter of 2025.

In October 2024, the Company entered into an exclusive licensing agreement with Lexicon for sotagliflozin in all markets outside of the U.S. and Europe in exchange for an upfront payment of $25.0 million, and additional potential contingent payments, including regulatory milestones, sales milestones and tiered royalties ranging from low-double-digit to upper-teens on annual net sales. Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territories. Lexicon is responsible for providing clinical and commercial supply of sotagliflozin to Viatris. The Company accounted for the transaction as an asset acquisition, with the upfront payment expensed as Acquired IPR&D in 2024.
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

Beginning in March 2020, the Company, together with other non-Viatris affiliated companies, were named as defendants in putative direct purchaser class actions filed in the U.S. District Court for the District of Minnesota relating to contracts with certain pharmacy benefit managers concerning EpiPen® Auto-Injector. The plaintiffs claim that the alleged conduct resulted in the exclusion or restriction of competing products and the elimination of pricing constraints in violation of RICO and federal antitrust law. Class certification was denied. The case proceeded with Rochester Drug Company, Dakota Drug, and Morris & Dickson Company as plaintiffs and they sought monetary damages, attorneys’ fees and costs. The Company has resolved this matter and the case has been dismissed. This matter is now closed.

In January 2025, the State of Indiana filed a complaint in Superior Court in Marion County, Indiana against the Company and other non-Viatris affiliated companies alleging harm under Indiana state laws, including antitrust and consumer protection laws, and unjust enrichment claims. Indiana generally sought monetary damages, restitution, disgorgement, civil penalties, injunctive relief, and attorneys’ fees and costs. The Company has resolved this matter and the case has been dismissed. This matter is now closed.

In June 2024, the Company received a civil subpoena from the Attorney General of the State of Mississippi seeking information relating to the sales and/or marketing of EpiPen® Auto-Injector. The Company is fully cooperating with this request and has reached settlements and settlements-in-principle with certain State Attorneys General regarding related issues.

The issues covered in the Indiana complaint, Mississippi subpoena, and the settlements and settlements-in-principle with certain States, generally relate to issues from litigations and/or investigations that have been previously disclosed, including the indirect purchaser class action that was resolved in 2022 and the direct purchaser litigation matters described above, which are now also resolved.

The Company has a total accrual of approximately $48.8 million related to these matters at December 31, 2025, which is included in other current liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.
Drug Pricing Matters
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs, including putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s former sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs.

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

The EDPA Court has selected additional cases to proceed as bellwethers. The Company is named in three of the cases scheduled for trial, which consist of non-class cases filed by direct and indirect purchasers against the Company and other manufacturers and the first trial is scheduled to begin in September 2026, with subsequent trials scheduled to begin in August 2027 and January 2028. In February 2026, the Federal Court in Canada denied Plaintiff’s motion for class certification.

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

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its former sales employees, alleging anticompetitive conduct with respect to additional generic drugs. The complaint was subsequently amended, including on November 22, 2024, to add states as plaintiffs. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a former Company sales employee. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether. The Company’s motions for summary judgment were largely denied with some of the States’ claims for monetary relief being reduced.

The aforementioned complaints have been transferred back to the U.S. District Court for the District of Connecticut.

Securities Related Litigation
On February 14, 2020, the Abu Dhabi Investment Authority (“ADIA”) filed a complaint against Mylan N.V. and Mylan Inc. (collectively for purposes of this paragraph, “Mylan”) in the United States District Court for the Southern District of New York (“SDNY”) alleging that Mylan made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program and allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs (“ADIA Litigation”). ADIA seeks monetary damages as well as fees and costs. Mylan has filed a motion for summary judgment to dismiss ADIA’s case in its entirety, which is pending. The Company has reached an agreement-in-principle to resolve this matter.

On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and a former officer/director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania (“WDPA”) on behalf of certain purchasers of securities of Mylan N.V. (“WDPA Mylan N.V. Class Action Litigation”). The amended complaint includes allegations that defendants engaged in a scheme and made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Nashik and Morgantown manufacturing plants and inspections at the plants by the FDA. Plaintiff seeks certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. In July 2025, the Court held that Plaintiffs’ misstatements claim as to 1 of the 46 challenged statements, and their scheme claim, may proceed to discovery. The complaint seeks monetary damages, as well as the plaintiff’s fees and costs. In February 2026, the Company reached an agreement to pay $60 million to fully resolve this matter, which is subject to court approval.

On February 15, 2021, a complaint was filed in the SDNY by Skandia Mutual Life Ins. Co., Lansforsakringar AB, KBC Asset Management N.V., and GIC Private Limited, against the Company, certain of Mylan N.V.’s former directors and officers, a former officer/director of the Company, and certain former employees of the Company (“Skandia Litigation”). The Complaint filed in the Skandia Litigation asserted claims which were based on allegations that were similar to those in the ADIA Litigation and WDPA Mylan N.V. Class Action Litigation. Plaintiffs sought compensatory damages, costs and expenses and attorneys’ fees. The Company has resolved this matter and it is now closed.

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions have been consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, and former officers and directors (“WDPA Viatris Class Action Litigation”). The operative complaint alleges that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs seek certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs seek monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs’ appeal to the United States Court of Appeals for the Third Circuit was rejected in November 2025.

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

In April 2025, a putative class action complaint, which was subsequently amended in September 2025, was filed against the Company and certain of the Company’s officers, in the WDPA on behalf of certain purchasers of the Company’s securities (“WDPA Indore Class Action Litigation”). The amended complaint alleges that defendants made false or misleading statements or omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to regulatory issues and actions concerning the Company’s Indore manufacturing facility. Plaintiffs seek certification of a class of purchasers of Company securities between February 28, 2024 and February 26, 2025. Plaintiffs seek various forms of relief, including damages, costs and fees.

In November 2025, a stockholder derivative action purportedly on behalf of Viatris was filed in the WDPA against certain of the Company’s current and former officers and directors alleging that the defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Indore Class Action Litigation. Viatris is also named as a nominal defendant in this derivative action. The Complaint asserts violations of federal securities laws, as well as claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiff seeks various forms of relief, including damages, disgorgement, restitution, equitable relief, and costs and fees.

The Company has a total accrual of approximately $60.8 million related to these matters at December 31, 2025, which is included in Other Current Liabilities in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

The Company maintains insurance coverage with respect to these matters. Management has determined that the majority of the losses associated with the WDPA Mylan N.V. Class Action Litigation are covered under existing insurance policies. Accordingly, the Company has recognized an insurance receivable of $58.5 million within Accounts Receivable, Net in the consolidated balance sheets. The recognition of this receivable is based on management’s assessment that recovery of these costs is probable.

Opioids
The Company, along with other manufacturers, distributors, pharmacies, pharmacy benefit managers, and individual healthcare providers, is a defendant in cases in the United States and Canada filed by various plaintiffs, including counties, cities and other local governmental entities, asserting civil claims related to sales, marketing and/or distribution practices with respect to prescription opioid products.
The lawsuits generally seek equitable relief and monetary damages (including punitive and/or exemplary damages) based on a variety of legal theories, including various statutory and/or common law claims, such as negligence, public nuisance and unjust enrichment. The vast majority of these lawsuits were consolidated in an MDL in the U.S. District Court for the Northern District Court of Ohio.
In April 2025, the Company reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 million and $40 million each, to help support state and local efforts to address opioid-related issues. Following a sign-on period, the settlement framework has achieved high levels of participation, including all States and Territories, all litigating Native American Tribes, and the vast majority of litigating local governments. The levels of participation include the Attorneys Generals of the States of New York, Alaska, Oregon, Utah, Maryland, and Louisiana which, beginning in January 2023, issued civil subpoenas to the Company seeking information relating to opioids manufactured, marketed, or sold by the Company and related subject matter. Accordingly, the relevant parties have determined to proceed, the settlement has been finalized, and the cases covered by the settlement have either been dismissed, including the vast majority of cases in the MDL, or are in the process of being dismissed. The settlement contains no admission of wrongdoing or liability.
Certain cases not covered by the settlement remain pending, including a small number of actions brought by local governments, actions brought by private hospitals, third party payors, personal injury plaintiffs, and actions brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. Some of the pending actions are putative class action lawsuits.
The Company has accrued approximately $335 million in connection with the possible resolution of certain of these matters at December 31, 2025, which is included in Other Current Liabilities and Other Long-term Obligations in the consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.0 million as of December 31, 2025 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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
The Company has accrued approximately $67.1 million as of December 31, 2025 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.
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
Dimethyl Fumarate
The Company launched its generic dimethyl fumarate (“DMF”) product in Europe starting in July 2022 after the European Commission concluded that Biogen was not entitled to regulatory data exclusivity for Tecfidera®. In December 2023, based on its interpretation of an intervening ruling from the Court of Justice of the European Union (“CJEU”), the European Commission revoked certain generic marketing authorizations for DMF, including the Company’s. The Company challenged the European Commission’s revocation decision before the General Court of the European Union (“GCEU”) and, in February 2026, the GCEU denied the Company’s challenge. The Company intends to appeal to the CJEU.
Beginning in October 2023, Biogen filed damages actions in commercial courts of Spain, Belgium, France, Netherlands, Portugal, Germany, Italy, Estonia, Finland and Croatia claiming that the Company’s sales of generic DMF violated Tecfidera’s purportedly restored regulatory exclusivity and these actions are in various stages. Biogen’s purported regulatory exclusivity for Tecfidera expired in February 2024, its patent covering DMF has been revoked, and the Company has secured a new marketing authorization for DMF. Thus, the Company has resumed commercializing DMF in Europe.

Yupelri
Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. Beginning in February 2023, we brought patent infringement actions against the generic filers. The Company has entered into settlement agreements with all but one of the generic filers, granting them licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. One ANDA filer remains in the litigation in the U.S. District Court for the District of New

Jersey. The remaining ANDA filer has submitted a Paragraph III certification to Orange Book-listed patents that expire on October 31, 2028, and on August 25, 2031, which confirms that it will not seek to market its ANDA product until after those patents expire. The Company is currently asserting three Orange Book-listed method of use patents against the remaining ANDA filer, the latest of which expires on October 23, 2039.

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
In January 2026, Oyster Point brought a patent infringement action against a second generic filer in the U.S. District Court for the District of New Jersey. The Company is asserting infringement of patents that expire on October 19, 2035. This lawsuit automatically stays FDA approval of the generic company’s ANDA until June 2028, or until an adverse court decision, if any, whichever may occur earlier.
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

In October 2025, the Company filed an action before the Osaka District Court asserting that Sawai’s proposed 24µg generic product would infringe the remaining PTE for the ’353 patent, as well as the remaining PTE for JP ‘4889219, which was also granted based on the approval of the 12µg product and expires in December 2028. The Company is seeking a finding of infringement and an order prohibiting Sawai from commercializing its proposed 24µg product until PTE expiration. In February 2026, the Osaka District Court denied the Company’s request for a preliminary injunction, which the Company has appealed to the Intellectual Property High Court. In February 2026, generic 24µg products for Sawai and Towa received regulatory approval.
Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of PTE of five patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself. In January 2026, the JPO upheld the validity of the August 2027 patent.
In April 2025, Sawai filed an action before the Tokyo District Court alleging unfair competition and seeking to restrain the Company from communicating with the public and the Japan Ministry of Health, Labor and Welfare about the patent coverage for Amitiza. In December 2025, the Tokyo District Court dismissed Sawai’s unfair competition action. This matter is now closed.

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

The Company has approximately $0.7 million accrued related to its intellectual property matters at December 31, 2025. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $9.1 million accrued related to these various other legal proceedings at December 31, 2025.

ITEM 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
ITEM 9A.Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.
Management’s Report on ICFR is on page 83, which is incorporated herein by reference. The effectiveness of the Company’s ICFR as of December 31, 2025 has been audited by Deloitte & Touche LLP (PCAOB ID No. 34), an independent registered public accounting firm, as stated in their report on page 86, which is incorporated herein by reference.
ITEM 9B.Other Information
Trading Arrangements
During the three months ended December 31, 2025, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10.Directors, Executive Officers and Corporate Governance
Code of Ethics
The Viatris board of directors has adopted a Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller. The Viatris board of directors also has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees. The Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Corporate Controller and the Code of Business Conduct and Ethics are posted on Viatris’ website at http://www.viatris.com/en/About-Us/Corporate-Governance, and Viatris intends to post any amendments to and waivers from each of the Code of Ethics for the Company’s Chief Executive Officer, Chief Financial Officer and Corporate Controller and the Code of Business Conduct and Ethics that are required to be disclosed on that website.
Insider Trading Policies and Procedures
We have adopted a Global Insider Trading Policy and Insider Trading Policy Additional Procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, as well as by Viatris itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Global Insider Trading Policy and Insider Trading Policy Additional Procedures is included as Exhibit 19 to this Form 10-K.
The additional information required by this Item 10 is incorporated by reference from Viatris’ 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Viatris’ fiscal year ended December 31, 2025.

ITEM 11.Executive Compensation
The information required by this Item 11 is incorporated by reference from Viatris’ 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Viatris’ fiscal year ended December 31, 2025.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under Viatris’ equity compensation plans as of December 31, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	35,376,916	$12.23	49,459,997
Equity compensation plans not approved by security holders	—	—	—
Total	35,376,916	$12.23	49,459,997
The additional information required by this Item 12 is incorporated by reference from Viatris’ 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Viatris’ fiscal year ended December 31, 2025.
ITEM 13.Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from Viatris’ 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Viatris’ fiscal year ended December 31, 2025.

ITEM 14.Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from Viatris’ 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Viatris’ fiscal year ended December 31, 2025.

PART IV
ITEM 15.Exhibits, Consolidated Financial Statement Schedules
1.Consolidated Financial Statements
The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.
2.Consolidated Financial Statement Schedules
VIATRIS INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In millions)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (1)	Deductions (2)	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2025	$107.6	40.2	—	(11.8)	$136.0
Year ended December 31, 2024	$118.8	17.4	—	(28.6)	$107.6
Year ended December 31, 2023	$114.7	26.6	—	(22.5)	$118.8
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$1,233.4	222.7	69.3	(88.8)	$1,436.6
Year ended December 31, 2024	$421.4	925.4	1.0	(114.4)	$1,233.4
Year ended December 31, 2023	$387.0	41.0	16.1	(22.7)	$421.4
____________
(1)These amounts include balances from acquisitions and foreign currency translation.
(2)2023 amounts include balances reclassified to Assets Held for Sale and Liabilities Held for Sale.

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

2.3(d)
Omnibus Amendment No. 2, effective as of December 19, 2023, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilars Newco Limited, and Biocon Biologics Limited, filed by Viatris Inc. as Exhibit 2.3(d) to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.^

2.3(e)
Omnibus Amendment No. 3, effective as of December 24, 2024, by and among Viatris Inc., Biocon Biologics UK Limited, Biosimilar Collaborations Ireland Limited, Biosimilars Newco Limited, and Biocon Biologics Limited, filed by Viatris Inc. as Exhibit 2.3(e) to Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.^

2.4(a)
Put Option Agreement, dated October 1, 2023, between Cooper Consumer Health SAS and Viatris Inc., filed by Viatris Inc. as Exhibit 2.1 to Form 10-Q for the quarter ended September 30, 2023, and incorporated herein by reference.^

2.4(b)
Transaction Agreement, dated as of January 29, 2024, by and among Cooper Consumer Health SAS, Cooper Consumer Health IT S.r.l., Viatris Inc., Viatris Italia S.r.l. and Ipex AB, filed as Exhibit 2.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on January 30, 2024, and incorporated herein by reference. ^

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

3.2
Amended and Restated Bylaws of Viatris Inc., effective as of October 24, 2025, filed as Exhibit 3.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on October 24, 2025, and incorporated herein by reference.

4.1(a)	Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on November 29, 2013, and incorporated herein by reference.
4.1(b)	First Supplemental Indenture, dated November 29, 2013, between Mylan Inc. and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on November 29, 2013, and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated February 27, 2015, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed as Exhibit 4.6 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.

4.1(d)	Third Supplemental Indenture, dated March 12, 2015, between and among Mylan Inc., as issuer, Mylan N.V., as parent, and The Bank of New York Mellon, as trustee, to the Indenture, dated November 29, 2013, filed by Mylan N.V. as Exhibit 4.5(b) to Form 10-Q for the quarter ended March 31, 2015, and incorporated herein by reference.
4.1(e)
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

4.2(a)	Indenture, dated as of June 9, 2016, among Mylan N.V., as issuer, Mylan Inc., as guarantor, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on June 15, 2016, and incorporated herein by reference.
4.2(b)
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

4.3(a)	Indenture, dated November 22, 2016, among Mylan N.V., as issuer, Mylan, Inc., as guarantor and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed by Mylan N.V. as Exhibit 4.9 to Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.
4.3(b)	First Supplemental Indenture dated November 16, 2020, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, and registrar, to the Indenture dated November 22, 2016, by and among Mylan N.V., Mylan Inc. and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent, registrar and calculation agent, filed as Exhibit 4.5 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.
4.4(a)	Indenture, dated as of April 9, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on April 9, 2018, and incorporated herein by reference.
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

4.5(a)	Indenture, dated as of May 23, 2018, among Mylan Inc., as issuer, Mylan N.V., as guarantor, and Citibank, N.A., London Branch, as trustee, paying agent, transfer agent and registrar, filed as Exhibit 4.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on May 23, 2018, and incorporated herein by reference.

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

4.8
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
10.1(b)
Amendment to the Viatris Inc. 2020 Stock Incentive Plan dated December 6, 2024, filed by Viatris Inc. as Exhibit 10.1(b) to Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.*

10.1(c)
Form of Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(d)
Form of Director Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after March 2, 2021, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021, and incorporated herein by reference.*

10.1(e)
Form of Performance-Based Restricted Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for awards granted on or after March 3, 2023, filed by Viatris Inc. as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2023, and incorporated herein by reference.*

10.1(f)	Oyster Point Pharma, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(g)	Oyster Point Pharma, Inc. 2019 Equity Incentive Plan, filed as Exhibit 99.2 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
10.1(h)	Oyster Point Pharma, Inc. 2021 Inducement Plan, filed as Exhibit 99.3 to Form S-8 filed by Viatris Inc. with the SEC on March 3, 2023, and incorporated herein by reference.*
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

10.4	Offer Letter with Corinne Le Goff, dated February 16, 2024, filed by Viatris Inc. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2025, and incorporated herein by reference*.*
10.5
Retirement and Operating Consulting Agreement and Release with Rajiv Malik, dated October 20, 2023, filed by Viatris Inc. as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

10.6
Separation Agreement and Release with Sanjeev Narula, dated December 15, 2023, filed by Viatris Inc. as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.*

10.7(a)	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. with the SEC on May 25, 2016, and incorporated herein by reference.*
10.7(b)	Amendment to Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix B to Mylan N.V.’s Definitive Proxy Statement on Schedule 14A filed by Mylan N.V. on May 25, 2016, and incorporated herein by reference.*
10.7(c)	Amendment to the Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan, adopted as of February 23, 2017, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017, and incorporated herein by reference.*
10.7(d)	Amended and Restated Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012, filed by Mylan Inc. as Exhibit 10.4(i) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*

10.7(e)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Robert J. Coury and Rajiv Malik for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(i) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.7(f)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for awards granted after February 27, 2015, filed by Mylan N.V. as Exhibit 10.1(l) to Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.*
10.7(g)	Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for Rajiv Malik for awards granted on or after February 19, 2019, filed by Mylan N.V. as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2019, and incorporated herein by reference.*

10.7(h)
Form of Stock Option Agreement under the Mylan N.V. 2003 Long-Term Incentive Plan for independent directors for awards granted on or after March 2, 2020, filed by Mylan N.V. as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference.*

10.8	Mylan N.V. Severance Plan and Global Guidelines, filed by Mylan N.V. as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2019, and incorporated herein by reference.*
10.9(a)	Mylan 401(k) Restoration Plan, dated January 1, 2010, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.9(b)	Amendment to Mylan 401(k) Restoration Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.41(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.10(a)	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed by Mylan Inc. with the SEC on December 14, 2009, and incorporated herein by reference.*
10.10(b)	Amendment to Mylan Executive Income Deferral Plan, dated November 4, 2014, filed by Mylan Inc. as Exhibit 10.42(b) to Form 10-K for the fiscal year ended December 31, 2014, and incorporated herein by reference.*
10.11	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.12	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik, filed by Mylan Inc. as Exhibit 10.57 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.13
2007 Supplemental Health Insurance Plan for Certain Key Employees of Mylan Laboratories Inc., adopted as of January 29, 2007, filed by Mylan N.V. as Exhibit 10.29 to the Form 10-K for the fiscal year ended December 31, 2019, and incorporated herein by reference.*

10.14
Form of Indemnification Agreement between Viatris Inc. and each of its directors and its executive officers, filed by Viatris Inc. as Exhibit 10.25 to Form 10-K for the fiscal year ended December 31, 2020, and incorporated herein by reference.*

10.15	Amended and Restated Form of Indemnification Agreement between Mylan Inc. and each Director, filed by Mylan Inc. as Exhibit 10.38 to Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.*
10.16	Form of Indemnification Agreement between Mylan N.V. and directors, filed as Exhibit 10.1 to the Report on Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015, and incorporated herein by reference.*
10.17
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

10.18
Term Loan Credit Agreement, dated as of July 1, 2021, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2021, and incorporated herein by reference. ^

10.19
Form of Commercial Paper Dealer Agreement among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc. and the dealer thereto, filed as Exhibit 10.1 to the Report on Form 8-K/A filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.

10.20	Transition Services Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Service Provider) and Upjohn Inc. (as Service Recipient), filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.21	Transition Services Agreement, dated as of November 16, 2020, by and between Upjohn Inc. (as Service Provider) and Pfizer Inc. (as Service Recipient), filed as Exhibit 10.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.22	Tax Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Upjohn Inc., filed as Exhibit 10.3 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.23	Employee Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.4 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.24	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Pfizer Inc. (as Manufacturer) and Viatris Inc. (as Customer), filed as Exhibit 10.5 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference.^
10.25	Manufacturing and Supply Agreement, dated as of November 16, 2020, by and between Viatris Inc. (as Manufacturer) and Pfizer Inc. (as Customer), filed as Exhibit 10.6 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.26	Intellectual Property Matters Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.7 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
10.27	Trademark License Agreement, dated as of November 16, 2020, by and between Pfizer Inc. and Viatris Inc., filed as Exhibit 10.8 to the Report on Form 8-K filed by Viatris Inc. with the SEC on November 19, 2020, and incorporated herein by reference. ^
19
Viatris Inc. Global Insider Trading Policy and Insider Trading Policy Additional Procedures, filed by Viatris Inc. as Exhibit 19 to Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

Viatris Inc.

by	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2026.

Signature	Title

/s/ SCOTT A. SMITH	Chief Executive Officer and Director
Scott A. Smith	(Principal Executive Officer)

/s/ THEODORA MISTRAS	Chief Financial Officer
Theodora Mistras	(Principal Financial Officer)

/s/ PAUL CAMPBELL	Chief Accounting Officer and Corporate Controller
Paul Campbell	(Principal Accounting Officer)

/s/ MELINA HIGGINS	Chair of the Board of Directors
Melina Higgins

/s/ W. DON CORNWELL	Director
W. Don Cornwell

/s/ FRANK D’AMELIO	Director
Frank D’Amelio

/s/ JOELLEN LYONS DILLON	Director
JoEllen Lyons Dillon

/s/ ELISHA FINNEY	Director
Elisha Finney

/s/ LEO GROOTHUIS	Director
Leo Groothuis

/s/ JAMES M. KILTS	Director
James M. Kilts

/s/ RICHARD MARK	Director
Richard Mark

/s/ MARK PARRISH	Vice Chair and Director
Mark Parrish

/s/ MICHAEL SEVERINO	Director
Michael Severino

/s/ DAVID SIMMONS	Director
David Simmons

/s/ ROGÉRIO VIVALDI COELHO	Director
Rogério Vivaldi Coelho