Form 10-Q
period 2026-03-31
Viatris Inc
filed 2026-05-07
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of May 4, 2026 was 1,164,552,654.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2026

Glossary of Defined Terms

Unless the context requires otherwise, references to “Viatris,” “the Company,” “we,” “us” or “our” in this Form 10-Q (defined below) refer to Viatris Inc. and its subsidiaries. We also have used several other terms in this Form 10-Q, most of which are explained or defined below. Some amounts in this Form 10-Q may not add due to rounding.

2003 LTIP	Mylan N.V. Amended and Restated 2003 Long-Term Incentive Plan
2020 Incentive Plan	Viatris Inc. 2020 Stock Incentive Plan
2025 Form 10-K	Viatris’ annual report on Form 10-K for the fiscal year ended December 31, 2025
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

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
EWSR	Enterprise-wide strategic review
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration

Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended March 31, 2026
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Net sales	$3,509.7	$3,243.2
Other revenues	7.3	11.1
Total revenues	3,517.0	3,254.3
Cost of sales	2,359.8	2,093.1
Gross profit	1,157.2	1,161.2
Operating expenses:
Research and development	248.6	222.0
Acquired IPR&D	6.0	10.0
Selling, general and administrative	928.8	948.1
Impairment of goodwill	—	2,936.8
Litigation settlements and other contingencies, net	53.5	(73.5)
Total operating expenses	1,236.9	4,043.4
Loss from operations	(79.7)	(2,882.2)
Interest expense	120.1	115.5
Other expense, net	47.5	99.3
Loss before income taxes	(247.3)	(3,097.0)
Income tax benefit	(423.7)	(55.0)
Net earnings (loss)	$176.4	$(3,042.0)
Earnings (loss) per share attributable to Viatris Inc. shareholders
Basic	$0.15	$(2.55)
Diluted	$0.15	$(2.55)
Weighted average shares outstanding:
Basic	1,155.4	1,192.4
Diluted	1,175.3	1,192.4

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2026	2025
Net earnings (loss)	$176.4	$(3,042.0)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(133.6)	498.8
Change in unrecognized loss and prior service cost related to defined benefit plans	(1.5)	(0.2)
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	7.1	(27.5)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	48.2	(173.7)
Net unrealized (loss) gain on available-for-sale fixed income securities	(0.5)	0.6
Other comprehensive (loss) earnings, before tax	(80.3)	298.0
Income tax provision (benefit)	12.5	(44.0)
Other comprehensive (loss) earnings, net of tax	(92.8)	342.0
Comprehensive earnings (loss)	$83.6	$(2,700.0)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,804.2	$1,322.4
Accounts receivable, net	3,076.3	3,031.3
Inventories	3,927.0	3,999.2
Prepaid expenses and other current assets	2,109.3	1,436.3
Total current assets	10,916.8	9,789.2
Property, plant and equipment, net	2,527.9	2,614.0
Intangible assets, net	14,482.3	15,102.1
Goodwill	6,692.4	6,754.7
Deferred income tax benefit	1,109.2	1,061.2
Other assets	1,106.0	1,871.9
Total assets	$36,834.6	$37,193.1

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,749.4	$1,754.1
Income taxes payable	—	124.0
Current portion of long-term debt and other long-term obligations	1,931.1	1,933.3
Other current liabilities	3,129.8	3,282.9
Total current liabilities	6,810.3	7,094.3
Long-term debt	12,413.5	12,480.6
Deferred income tax liability	870.6	892.0
Other long-term obligations	2,082.5	2,014.9
Total liabilities	22,176.9	22,481.8
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,258,606,697 and 1,245,391,929 as of March 31, 2026 and December 31, 2025	12.6	12.5
Additional paid-in capital	18,663.9	18,801.3
Retained deficit	(211.9)	(388.3)
Accumulated other comprehensive loss	(2,799.8)	(2,707.0)
	15,664.8	15,718.5
Less: Treasury stock — at cost
Common stock shares: 94,176,848 as of March 31, 2026 and December 31, 2025	1,007.1	1,007.2
Total equity	14,657.7	14,711.3
Total liabilities and equity	$36,834.6	$37,193.1
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Deficit			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2025	1,245,391,929	$12.5	$18,801.3	$(388.3)	94,176,848	$(1,007.2)	$(2,707.0)	$14,711.3
Net earnings	—	—	—	176.4	—	—	—	176.4
Other comprehensive loss, net of tax	—	—	—	—	—	—	(92.8)	(92.8)
Issuance of restricted stock and stock options exercised, net	13,176,915	0.1	16.3	—	—	—	—	16.4
Taxes related to the net share settlement of equity awards	—	—	(56.6)	—	—	—	—	(56.6)
Share-based compensation expense	—	—	48.2	—	—	—	—	48.2
Common stock repurchase	—	—	—	—	—	0.1	—	0.1
Issuance of common stock	37,853	—	0.5	—	—	—	—	0.5
Cash dividends declared, $0.12 per common share	—	—	(145.8)	—	—	—	—	(145.8)
Balance at March 31, 2026	1,258,606,697	$12.6	$18,663.9	$(211.9)	94,176,848	$(1,007.1)	$(2,799.8)	$14,657.7

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,042.0)	—	—	—	(3,042.0)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	342.0	342.0
Issuance of restricted stock and stock options exercised, net	10,714,146	0.1	14.0	—	—	—	—	14.1
Taxes related to the net share settlement of equity awards	—	—	(30.6)	—	—	—	—	(30.6)
Share-based compensation expense	—	—	55.2	—	—	—	—	55.2
Common stock repurchase	—	—	—	—	18,607,602	(175.5)	—	(175.5)
Issuance of common stock	62,491	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	—	(148.9)	—	—	—	(148.9)
Balance at March 31, 2025	1,244,908,128	$12.4	$18,960.8	$227.9	59,091,265	$(679.8)	$(2,870.9)	$15,650.4

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$176.4	$(3,042.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	676.1	664.7
Share-based compensation expense	48.2	55.2
Deferred income tax benefit	(69.7)	(43.6)
Loss on disposal of business	13.9	36.9
Acquired IPR&D	6.0	15.0
Impairment of goodwill	—	2,936.8
Other non-cash items	182.3	203.8
Litigation settlements and other contingencies, net	58.0	(69.4)
Changes in operating assets and liabilities:
Accounts receivable	(126.3)	168.0
Inventories	(123.0)	(193.7)
Accounts payable	32.7	101.6
Income taxes	(463.4)	(120.6)
Other operating assets and liabilities, net	(22.9)	(177.2)
Net cash provided by operating activities	388.3	535.5
Cash flows from investing activities:
Proceeds from the sale of investments	400.0	—
Capital expenditures	(39.9)	(42.6)
Purchase of marketable securities	(7.5)	(4.6)
Proceeds from the sale of marketable securities	7.5	4.6
Payments for product rights and other, net	(82.0)	(18.8)
Purchases of IPR&D	(2.3)	(15.0)
Proceeds from the sale of property, plant and equipment	1.6	11.3
Net cash provided by (used in) investing activities	277.4	(65.1)
Cash flows from financing activities:
Purchase of common stock	—	(175.4)
Change in short-term borrowings, net	—	1.4
Taxes paid related to net share settlement of equity awards	(56.5)	(29.3)
Contingent consideration payments	(7.9)	(11.4)
Cash dividends paid	(139.6)	(143.3)
Issuance of common stock	0.5	0.6
Other items, net	(0.3)	(109.6)
Net cash used in financing activities	(203.8)	(467.0)
Effect on cash of changes in exchange rates	(4.2)	16.8
Net increase in cash, cash equivalents and restricted cash	457.7	20.2
Cash, cash equivalents and restricted cash — beginning of period	1,348.0	736.1
Cash, cash equivalents and restricted cash — end of period	$1,805.7	$756.3
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
These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in Viatris’ 2025 Form 10-K. The December 31, 2025 condensed consolidated balance sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings (loss), and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three months ended March 31, 2026 and 2025, respectively:

(In millions)	Three Months Ended March 31, 2026
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,069.0	$677.2	$139.1	$447.2	$2,332.5
Generics	951.8	2.9	134.3	88.2	1,177.2
Total Viatris	$2,020.8	$680.1	$273.4	$535.4	$3,509.7

(In millions)	Three Months Ended March 31, 2025
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,019.8	$552.8	$141.8	$402.5	$2,116.9
Generics	871.9	2.7	134.3	117.4	1,126.3
Total Viatris	$1,891.7	$555.5	$276.1	$519.9	$3,243.2
___________
(a)Amounts include the impact of foreign currency fluctuations.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table presents net sales on a consolidated basis for select key products for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
(In millions)	2026	2025
Select Key Global Products
Lipitor ®	$462.0	$388.0
Norvasc ®	210.0	172.3
Lyrica ®	120.6	112.6
EpiPen® Auto-Injectors	101.1	96.7
Creon ®	97.4	82.4
Viagra ®	95.0	98.5
Zoloft ®	72.6	60.2
Celebrex ®	67.1	63.4
Effexor ®	62.0	59.3
Xalabrands	39.2	37.1

Select Key Segment Products
Yupelri ®	$62.5	$58.3
Dymista ®	37.3	42.8
Xanax ®	34.8	32.3
Amitiza ®	34.0	33.3
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts include the impact of foreign currency fluctuations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 17 Litigation for additional information regarding Amitiza®.
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Gross sales	$5,924.0	$5,570.2
Gross to net adjustments:
Chargebacks	(1,177.6)	(1,158.0)
Rebates, promotional programs and other sales allowances	(1,048.6)	(970.6)
Returns	(43.5)	(54.3)
Governmental rebate programs	(144.6)	(144.1)
Total gross to net adjustments	$(2,414.3)	$(2,327.0)
Net sales	$3,509.7	$3,243.2
___________
(a)Amounts include the impact of foreign currency fluctuations.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three months ended March 31, 2026. Such allowances were comprised of the following at March 31, 2026 and December 31, 2025, respectively:

(In millions)	March 31, 2026	December 31, 2025
Accounts receivable, net	$1,222.7	$1,257.4
Other current liabilities	977.7	1,011.2
Total	$2,200.4	$2,268.6
Accounts receivable, net was comprised of the following at March 31, 2026 and December 31, 2025, respectively:

(In millions)	March 31, 2026	December 31, 2025
Trade receivables, net	$2,577.3	$2,577.6
Other receivables	499.0	453.7
Accounts receivable, net	$3,076.3	$3,031.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $295.8 million and $301.9 million of accounts receivable as of March 31, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of March 31, 2026, we assigned and derecognized approximately $14.7 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.

3.Recent Accounting Pronouncements
Adoption of New Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Entities should apply the new guidance prospectively. We adopted this guidance beginning January 1, 2026. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

There were no other significant changes in new accounting standards from those disclosed in Viatris’ 2025 Form 10-K. Refer to Viatris’ 2025 Form 10-K for additional information.

4.Divestitures
By the end of 2024, the Company had substantially completed the previously announced divestitures of its OTC Business, its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the majority of the Upjohn Distributor Markets.

During the three months ended March 31, 2026 and 2025, the Company recorded additional pre-tax charges of approximately $13.9 million and $36.9 million, respectively, primarily related to the divestitures of the OTC and API businesses. The additional charges were recorded as a component of Other Expense, Net in the condensed consolidated

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

In conjunction with these transactions, Viatris and the respective buyers entered into various agreements to provide a framework for our relationship with the respective buyers after the closing of the divestitures, including transition services agreements, manufacturing and supply agreements, and distribution agreements, some of which include various on-going financial obligations. The transition services and distribution agreements were substantially concluded as of December 31, 2025.

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
Under the 2020 Incentive Plan, shares are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of the Company through a variety of incentive awards, including: stock options, stock appreciation rights, restricted stock and units, PSUs, other stock-based awards and short-term cash awards. Stock option awards are granted with an exercise price equal to the fair market value of the shares underlying the stock options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.
The following table summarizes stock options activity:

	Number of Stock Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2025	2,460,805	$34.21
Exercised	(11,306)	6.98
Forfeited	(465,602)	44.57
Outstanding at March 31, 2026	1,983,897	$31.94
Vested and expected to vest at March 31, 2026	1,983,760	$31.94
Exercisable at March 31, 2026	1,983,116	$31.95
As of March 31, 2026, stock options outstanding, stock options vested and expected to vest, and stock options exercisable each had average remaining contractual terms of 2.5 years, and each had aggregate intrinsic values of approximately $0.2 million.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2025 to March 31, 2026 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2025	32,916,111	$10.59
Granted	14,391,785	13.67
Released	(15,354,593)	10.91
Forfeited	(741,423)	10.55
Nonvested at March 31, 2026	31,211,880	$11.85
As of March 31, 2026, the Company had $284.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.9 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the three months ended March 31, 2026 and 2025 was $218.9 million and $118.2 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three months ended March 31, 2026 and 2025 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended
	March 31,
(In millions)	2026	2025
Service cost	$8.7	$7.5
Interest cost	16.0	16.2
Expected return on plan assets	(17.6)	(16.8)
Amortization of prior service costs	0.6	—
Recognized net actuarial gains	(2.2)	(2.9)
Net periodic benefit cost	$5.5	$4.0
The Company is making the minimum mandatory contributions to its defined benefit pension plans in the U.S. and Puerto Rico for the 2026 plan year. The Company expects to make total benefit payments of approximately $170.0 million from pension and other postretirement benefit plans in 2026. The Company anticipates making contributions to pension and other postretirement benefit plans of approximately $60.9 million in 2026.

On July 17, 2025, the Company approved an amendment to terminate one of its defined benefit plans in the United States (the “U.S. Plan”). The distribution of the U.S. Plan assets pursuant to the termination will not be made until the plan termination satisfies all regulatory requirements, which is expected to be completed by the end of 2026. U.S. Plan participants

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
will receive their full accrued benefits from plan assets by electing either lump sum distributions or annuity contracts with a qualifying third-party annuity provider. The resulting settlement effect of the U.S. Plan termination will be determined based on prevailing market conditions, the lump sum offer participation rate of eligible participants, the actual lump sum distributions, and annuity purchase rates at the date of distribution. As a result, the Company is currently unable to reasonably estimate either the timing or the final amount of such settlement charges. Based on the valuation performed as of January 1, 2026, the U.S. Plan had an overfunded status of approximately $0.2 million.

7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	March 31, 2026	December 31, 2025	March 31, 2025
Cash and cash equivalents	$1,804.2	$1,322.4	$755.0
Restricted cash, included in prepaid expenses and other current assets	1.5	25.6	1.3
Cash, cash equivalents and restricted cash	$1,805.7	$1,348.0	$756.3

Inventories

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$1,469.8	$1,422.4
Work in process	424.8	491.7
Finished goods	2,032.4	2,085.1
Inventories	$3,927.0	$3,999.2
Prepaid expenses and other current assets

(In millions)	March 31, 2026	December 31, 2025
Prepaid expenses	$185.5	$225.4
Available-for-sale fixed income securities	40.8	40.7
Fair value of financial instruments	140.8	84.2
Equity securities (1)	414.4	65.7
Deferred charge for taxes on intercompany profit	564.0	568.3
Income tax receivable	665.7	315.8
Other current assets	98.1	136.2
Prepaid expenses and other current assets	$2,109.3	$1,436.3
(1)    Refer to Note 10 Financial Instruments and Risk Management for additional information.

Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Property, plant and equipment, net

(In millions)	March 31, 2026	December 31, 2025
Machinery and equipment	$3,038.9	$3,043.4
Buildings and improvements	1,529.4	1,527.9
Construction in progress	425.4	448.5
Land and improvements	114.0	114.9
Gross property, plant and equipment	5,107.7	5,134.7
Accumulated depreciation	2,579.8	2,520.7
Property, plant and equipment, net	$2,527.9	$2,614.0
Other assets

(In millions)	March 31, 2026	December 31, 2025
CCPS in Biocon Biologics (1)	—	815.0
Operating lease right-of-use assets	253.0	271.3
Other long-term assets	853.0	785.6
Other assets	$1,106.0	$1,871.9
(1)    Refer to Note 10 Financial Instruments and Risk Management for additional information.

Accounts payable

(In millions)	March 31, 2026	December 31, 2025
Trade accounts payable	$1,199.8	$1,293.7
Other payables	549.6	460.4
Accounts payable	$1,749.4	$1,754.1

Other current liabilities

(In millions)	March 31, 2026	December 31, 2025
Accrued sales allowances	$977.7	$1,011.2
Payroll and employee benefit liabilities	590.4	756.4
Legal and professional accruals, including litigation accruals	293.7	326.3
Contingent consideration	27.7	28.5
Accrued restructuring	59.2	40.2
Accrued interest	172.8	52.9
Fair value of financial instruments	140.8	166.6
Operating lease liability	101.7	109.4
Other	765.8	791.4
Other current liabilities	$3,129.8	$3,282.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other long-term obligations

(In millions)	March 31, 2026	December 31, 2025
Employee benefit liabilities	$432.6	$425.9
Contingent consideration	421.4	343.1
Tax related items, including contingencies	340.3	332.6
Operating lease liability	167.2	178.1
Accrued restructuring	155.3	116.3
Other	565.7	618.9
Other long-term obligations	$2,082.5	$2,014.9

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
Basic and diluted earnings (loss) per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2026	2025
Basic earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$176.4	$(3,042.0)
Shares (denominator):
Weighted average shares outstanding	1,155.4	1,192.4
Basic earnings (loss) per share attributable to Viatris Inc. shareholders	$0.15	$(2.55)

Diluted earnings (loss) attributable to Viatris Inc. common shareholders (numerator):
Net earnings (loss) attributable to Viatris Inc. common shareholders	$176.4	$(3,042.0)
Shares (denominator):
Weighted average shares outstanding	1,155.4	1,192.4
Share-based awards	19.9	—
Total dilutive shares outstanding	1,175.3	1,192.4
Diluted earnings (loss) per share attributable to Viatris Inc. shareholders	$0.15	$(2.55)
Additional stock options and Restricted Stock Awards were outstanding during the three months ended March 31, 2026 and 2025, but were not included in the computation of diluted earnings (loss) per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 11.2 million shares and 27.3 million shares for the three months ended March 31, 2026 and 2025, respectively.
The Company paid a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock in March 2026. On May 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on June 17, 2026 to shareholders of record as of the close of business on May 22, 2026. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints,

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2025.
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

During the three months ended March 31, 2025, the Company repurchased approximately 18.6 million shares of common stock at a cost of approximately $175.4 million under the program. The Company did not repurchase any shares during the three months ended March 31, 2026. As of March 31, 2026, the Company had repurchased a total of approximately 94.2 million shares of common stock at a cost of approximately $1.0 billion under the program.

9.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2025:	5,024.5	933.2	—	797.0	6,754.7
Foreign currency translation	(62.8)	2.2	—	(1.7)	(62.3)
Balance at March 31, 2026:	$4,961.7	$935.4	$—	$795.3	$6,692.4
____________
(1)Balances as of March 31, 2026 and December 31, 2025 include an accumulated impairment loss of $3.19 billion.
(2)Balances as of March 31, 2026 and December 31, 2025 include an accumulated impairment loss of $651.8 million.
(3)Balances as of March 31, 2026 and December 31, 2025 include an accumulated impairment loss of $499.0 million.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible Assets, Net
Intangible assets consist of the following components at March 31, 2026 and December 31, 2025:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2026
Product rights, licenses and other (1)	13	$34,315.5	$20,539.2	$13,776.3
In-process research and development		706.0	—	706.0
		$35,021.5	$20,539.2	$14,482.3
December 31, 2025
Product rights, licenses and other (1)	13	$34,506.8	$20,110.7	$14,396.1
In-process research and development		706.0	—	706.0
		$35,212.8	$20,110.7	$15,102.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

Amortization expense, intangible asset disposal & impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Intangible asset amortization expense	$584.6	$571.2
Total intangible asset amortization expense (including disposal & impairment charges)	$584.6	$571.2

Intangible asset amortization expense over the remainder of 2026 and for the years ending December 31, 2027 through 2030 is estimated to be as follows:

(In millions)
2026	$1,717
2027	2,069
2028	1,811
2029	1,213
2030	1,206

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	March 31, 2026	December 31, 2025
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028 (1)	750.0	—	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
Euro Total	€2,850.0	€2,100.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)In February 2026, the Company de-designated the €750.0 million 3.125% Euro Senior Notes due 2028 as net investment hedges.
At March 31, 2026, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $252.0 million.
During the third quarter of 2023, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling Japanese Yen 14.6 billion with settlement dates through 2026. During the third quarter of 2025, the Company terminated its Yen fixed-rate cross-currency interest rate swaps in exchange for $3.4 million in cash proceeds, net of fees. During the second quarter of 2024, the Company executed fixed-rate cross-currency interest rate swaps with notional amounts totaling €500 million with settlement dates through 2026. In March 2026, the Company made payments totaling $37.7 million in conjunction with the termination of its Euro fixed-rate cross-currency interest rate swaps. The transactions hedged a portion of the Company’s net investment in certain Yen- and Euro-functional currency subsidiaries. All changes in the fair value of these derivative instruments, which are designated as net investment hedges, were marked-to-market using the current spot exchange rate as of the end of the period. The portion of these changes related to the excluded component were amortized in interest expense over the life of the derivative while the remainder was recorded in AOCE until the sale or substantial liquidation of the underlying net investments. The semiannual net interest payment received related to the fixed-rate component of the cross-currency interest rate swaps were reflected in operating cash flows.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the second quarter of 2025, the Company executed foreign currency forward contracts with notional amounts totaling Chinese Renminbi 1.42 billion (approximately $200 million) maturing in December 2026 and Chinese Renminbi 695 million (approximately $100 million) maturing in December 2027. In April 2026, the Company settled certain of these foreign currency forward contracts with notional amounts totaling $100 million that were maturing in December 2026 and entered into new contracts with notional amounts totaling $50 million maturing in December 2027 and $25 million maturing in December 2028. The transactions hedge a portion of the Company’s net investment in certain Chinese Renminbi functional currency subsidiaries. The contracts are designated as net investment hedges.
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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	March 31, 2026 Fair Value	December 31, 2025 Fair Value	Balance Sheet Location	March 31, 2026 Fair Value	December 31, 2025 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$—	$—	Other current liabilities	$—	50.1
Foreign currency forward contracts	Prepaid expenses & other current assets	9.7	6.5	Other current liabilities	21.9	21.5
Foreign currency forward contracts		—	—	Other long-term obligations	4.6	2.7
Total derivatives designated as hedges		9.7	6.5		26.5	74.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	131.1	77.7	Other current liabilities	118.9	95.0
Total derivatives not designated as hedges		131.1	77.7		118.9	95.0
Total derivatives		$140.8	$84.2		$145.4	$169.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended March 31,
(In millions)	Location of Gain/(Loss)	2026	2025	2026	2025	2026	2025
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$1.6	$(13.2)	$(3.3)	$9.9
Interest rate swaps	Interest expense (3)	—	—	(0.9)	(0.9)	(1.2)	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	2.0	3.4	9.7	(19.8)	—	—
Foreign currency forward contracts	Other expense, net (3)	—	—	(3.4)	—	1.2	—
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	32.7	(116.4)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (2)	29.5	(109.9)	—	—	—	—
Total		$31.5	$(106.5)	$39.7	$(150.3)	$(3.3)	$8.7
____________
(1)At March 31, 2026, the Company expects that approximately $13.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$1,537.1	$—	$—	$982.2	$—	$—
Total cash equivalents	1,537.1	—	—	982.2	—	—
Equity securities:
Biocon equity shares	350.1	—	—	—	—	—
Exchange traded funds	61.6	—	—	62.3	—	—
Marketable securities	2.7	—	—	3.4	—	—
Total equity securities	414.4	—	—	65.7	—	—
CCPS in Biocon Biologics	—	—	—	—	815.0	—
Available-for-sale fixed income investments:
Corporate bonds	—	14.6	—	—	14.1	—
U.S. Treasuries	—	20.0	—	—	20.2	—
Agency mortgage-backed securities	—	2.0	—	—	2.3	—
Asset backed securities	—	3.9	—	—	3.8	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	40.8	—	—	40.7	—
Foreign exchange derivative assets	—	140.8	—	—	84.2	—
Total assets at recurring fair value measurement	$1,951.5	$181.6	$—	$1,047.9	$939.9	$—
Financial Liabilities
Foreign exchange derivative liabilities	$—	$145.4	$—	$—	$119.2	$—
Interest rate swap derivative liabilities	—	—	—	—	50.1	—
Contingent consideration	—	—	449.1	—	—	371.6
Total liabilities at recurring fair value measurement	$—	$145.4	$449.1	$—	$169.3	$371.6

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including interest rate yield curves, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for the Company’s financial assets and liabilities:
•Cash equivalents — valued at observable net asset value prices.
•Equity securities, exchange traded funds — valued at the active quoted market prices from broker or dealer quotations or transparent pricing sources at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense, Net in the condensed consolidated statements of operations.
•Equity securities, marketable securities — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other Expense, Net in the condensed consolidated statements of operations.
•CCPS in Biocon Biologics — In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the shares are subject to a six-month lock up period. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for U.S. markets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
During the three months ended March 31, 2025, the Company recorded a loss of $115.8 million as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics were classified as equity securities and are included in Other Assets in the condensed consolidated balance sheets. The Biocon equity shares are included in Prepaid Expenses and Other Current Assets in the condensed consolidated balance sheets.
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

Contingent Consideration
As of March 31, 2026 and December 31, 2025, the Company had a contingent consideration liability of $392.0 million and $307.0 million, respectively, related to the Idorsia Transaction. For the three months ended March 31, 2026, the change in fair value was primarily driven by a change in probabilities on both development programs as a result of the progress of the clinical trials. As of March 31, 2026 and December 31, 2025, the Company had a contingent consideration liability of $57.2 million and $64.6 million, respectively, related to the Respiratory Delivery Platform.

The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At March 31, 2026, discount rates ranging from 8.5% to 17.0%, and at December 31, 2025, discount rates ranging from 8.5% and 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2025 to March 31, 2026 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2025	$28.5	$343.1	$371.6
Payments	(7.9)	—	(7.9)
Reclassifications	7.1	(7.1)	—
Accretion	—	0.9	0.9
Fair value loss (3)	—	84.5	84.5
Balance at March 31, 2026	$27.7	$421.4	$449.1
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
11.Debt
For additional information, see Note 10 Debt in Viatris’ 2025 Form 10-K.
Receivables Facility
The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. Under the terms of the Receivables Facility, certain of our accounts receivable secure the amounts borrowed and cannot be used to pay our other debts or liabilities. The amount that we may borrow at a given point in time is determined based on the amount of qualifying accounts receivable that are present at such point in time. Borrowings outstanding under the Receivables Facility are included as a component of short-term borrowings, while the accounts receivable securing these obligations remain as a component of accounts receivable, net, in our condensed consolidated balance sheets.

Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of March 31, 2026	March 31, 2026	December 31, 2025
Current portion of long-term debt:
2026 Senior Notes **	3.950%	$1,674.7	$1,674.3
YEN Term Loan Facility	Variable	252.0	255.2
Other		1.1	1.0
Deferred financing fees		(0.2)	(0.6)
Current portion of long-term debt		$1,927.6	$1,929.9

Non-current portion of long-term debt:
2027 Euro Senior Notes ****	1.362%	992.7	1,011.5
2027 Senior Notes ***	2.300%	757.1	758.6
2028 Euro Senior Notes **	3.125%	864.2	878.5
2028 Senior Notes *	4.550%	749.6	749.5
2030 Senior Notes ***	2.700%	1,486.7	1,488.8
2032 Euro Senior Notes ****	1.908%	1,520.8	1,549.2
2040 Senior Notes ***	3.850%	1,628.3	1,630.1
2043 Senior Notes *	5.400%	497.6	497.6
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	747.9	747.9
2050 Senior Notes ***	4.000%	2,185.6	2,186.8
Other		3.1	2.7
Deferred financing fees		(20.0)	(20.5)
Long-term debt		$12,413.5	$12,480.6
____________
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Fair Value
At March 31, 2026 and December 31, 2025, the aggregate fair value of the Company’s outstanding notes was approximately $11.81 billion and $11.99 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at March 31, 2026 were as follows for each of the years ending December 31:

(In millions)	Total
2026	$1,927
2027	1,732
2028	1,616
2029	—
2030	1,450
Thereafter	7,194
Total	$13,919

12.Comprehensive Earnings (Loss)
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	March 31, 2026	December 31, 2025
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.8)	$(0.4)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	277.8	279.6
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	2.1	(3.1)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	142.9	105.1
Foreign currency translation adjustment	(3,221.8)	(3,088.2)
	$(2,799.8)	$(2,707.0)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2026 and 2025:

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2026
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2025, net of tax			$(3.1)	$105.1	$(0.4)	$279.6	$(3,088.2)	$(2,707.0)
Other comprehensive earnings (loss) before reclassifications, before tax			2.6	48.2	(0.5)	0.1	(133.6)	(83.2)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	3.3		3.3					3.3
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of prior service costs included in other expense, net						0.6		0.6
Amortization of actuarial gain included in SG&A						(2.2)		(2.2)
Net other comprehensive earnings (loss), before tax			7.1	48.2	(0.5)	(1.5)	(133.6)	(80.3)
Income tax provision (benefit)			1.9	10.4	(0.1)	0.3	—	12.5
Balance at March 31, 2026, net of tax			$2.1	$142.9	$(0.8)	$277.8	$(3,221.8)	$(2,799.8)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(18.8)	(173.7)	0.6	2.7	498.8	309.6
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(9.9)		(9.9)					(9.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			(27.5)	(173.7)	0.6	(0.2)	498.8	298.0
Income tax (benefit) provision			(4.2)	(40.2)	0.2	0.2	—	(44.0)
Balance at March 31, 2025, net of tax			$9.0	$359.1	$(0.8)	$253.8	$(3,492.0)	$(2,870.9)

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
◦Other Expense, Net (including interest and dividend income, gains and losses from investments, business divestitures, and foreign exchange); and
◦Interest expense.
The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the CODM.
The accounting policies of the segments are the same as those described in Note 2 Summary of Significant Accounting Policies included in the 2025 Form 10-K.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Three Months Ended March 31, 2026
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,020.8	$680.1	$273.4	$535.4	$3,509.7
Other revenues	5.2	—	0.1	2.0	7.3
Total revenues	$2,026.0	$680.1	$273.5	$537.4	$3,517.0
Less:
Cost of sales	1,012.4	70.9	174.4	219.6
Selling, general and administration	232.8	111.9	34.4	71.1
Segment profit	$780.8	$497.3	$64.7	$246.7	$1,589.5

Reconciliation of segment profit:
Intangible asset amortization expense					(584.6)
Research and development					(248.6)
Acquired IPR&D					(6.0)
Litigation settlements and other contingencies, net					(53.5)
Transaction related and other special items					(382.4)
Corporate and other unallocated					(394.1)
Loss from operations					$(79.7)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$1,891.7	$555.5	$276.1	$519.9	$3,243.2
Other revenues	6.9	—	1.0	3.2	11.1
Total revenues	$1,898.6	$555.5	$277.1	$523.1	$3,254.3
Less:
Cost of sales	926.2	60.8	176.5	212.8
Selling, general and administration	234.3	110.0	38.4	74.3
Segment profit	$738.1	$384.7	$62.2	$236.0	$1,421.0

Reconciliation of segment profit:
Intangible asset amortization expense					(571.2)
Impairment of goodwill					(2,936.8)
Research and development					(222.0)
Acquired IPR&D					(10.0)
Litigation settlements and other contingencies, net					73.5
Transaction related and other special items					(256.5)
Corporate and other unallocated					(380.2)
Loss from operations					$(2,882.2)

14.Restructuring and Other
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
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. These charges are recognized in Cost of Sales, R&D and SG&A in the condensed consolidated statements of operations based on the classification of the affected employees or the related operations.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the restructuring charges and the reserve activity for the 2026 restructuring program from December 31, 2025 to March 31, 2026:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2025:	$—	$—	$—
Charges (1)	75.8	2.1	77.9
Cash payment	(5.9)	—	(5.9)
Utilization	—	(2.1)	(2.1)
Foreign currency translation	(0.1)	—	(0.1)
Balance at March 31, 2026:	$69.8	$—	$69.8
____________
(1)     For the three months ended March 31, 2026, total restructuring charges in Developed Markets, Emerging Markets, Greater China, and Corporate/Other were approximately $67.5 million, $5.7 million, $0.5 million, and $4.2 million, respectively.
At March 31, 2026 and December 31, 2025, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

Nashik Manufacturing Facility
In mid-February 2026, a fire occurred in a service area at the Company's oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility was temporarily suspended. Recently, we have restarted certain manufacturing activities and currently expect to resume full operations in July 2026.

During the three months ended March 31, 2026, the Company recognized total charges of $71.9 million within Cost of Sales in the condensed consolidated statements of operations related to the write off inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for losses, including for assets and business interruption. In the event the plant cannot be returned to normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

15.Licensing and Other Partner Agreements
We periodically enter into licensing and other partner agreements with other pharmaceutical companies for the development, manufacture, marketing and/or sale of pharmaceutical products. Our significant licensing and other partner agreements are primarily focused on the development, manufacturing, supply and commercialization of multiple complex products. Under these agreements, we have future potential milestone payments and co-development expenses payable to third parties as part of our licensing, development and co-development programs. Payments under these agreements generally become due and are payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones or as development expenses are incurred on defined projects. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in the condensed consolidated balance sheets, except for obligations reflected as acquisition-related contingent consideration, including those related to the Idorsia Transaction. Refer to Note 10 Financial Instruments and Risk Management for further discussion of contingent consideration.
Our potential maximum development milestones not accrued for at March 31, 2026 totaled approximately $430 million. We estimate that the amounts that may be paid through the end of 2026 to be approximately $144 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Mapi

In 2018, the Company entered into an exclusive license and commercialization agreement with Mapi for the development and commercialization on a world-wide basis of GA Depot. In 2024, the Company was informed that Mapi received a Complete Response Letter regarding the NDA for GA Depot 40 mg from the FDA.

In December 2023, the Company entered into a letter agreement, as amended, with Mapi for the development and commercialization of certain additional products. The Company made an initial upfront payment of $75.0 million during the year ended December 31, 2023 as part of the letter agreement.

In April 2026, the Company and Mapi agreed to immediately terminate the license and commercialization agreement for GA Depot and the December 2023 letter agreement.

The Company holds an investment in preferred shares of Mapi that are accounted for at cost, less impairment, adjusted for observable price changes, in accordance with ASC 321, Investments – Equity Securities. In 2024, the Company fully impaired its investment in the Mapi preferred shares.

There have been no other significant changes to our licensing and other partner agreements as disclosed in our 2025 Form 10-K.

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
The Company is subject to ongoing IRS examinations. The years 2020 through 2024 are open years, with 2020 and 2021 under examination. For 2020, there is one open item for which the Company disagrees with the IRS’ conclusion and is initiating a mediation process with the IRS through its Fast Track appeal process.

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

The Company has recorded a net reserve for uncertain tax positions of $299.0 million and $293.6 million, including interest and penalties, in connection with its international audits at March 31, 2026 and December 31, 2025, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2015 through 2024, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2013 through 2025.
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
EpiPen® Auto-Injector
In June 2024, the Company received a civil subpoena from the Attorney General of the State of Mississippi seeking information relating to the sales and/or marketing of EpiPen® Auto-Injector. The Company was subsequently contacted by certain other State Attorneys General regarding similar issues, including those that generally relate to issues from EpiPen litigations and/or investigations that have been previously resolved and disclosed. The Company has reached settlements with Mississippi and all of those certain other State Attorneys General. These matters are now closed.
The Company has a total accrual of approximately $45.8 million related to these matters at March 31, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets.

Drug Pricing Matters
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs that include putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Plaintiffs assert that the Company engaged in individual drug conspiracies with respect to certain products sold by the Company, and in certain lawsuits, plaintiffs assert that the Company engaged in an “overarching conspiracy” with numerous other defendants and seek to impose liability on the Company and the other defendants with respect to all of the

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
alleged products, including products that the individual defendants did not sell. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s former sales employees, including allegations against him with respect to certain generic drugs. The vast majority of the United States lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs.

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

The EDPA Court has selected additional cases to proceed as bellwethers. The Company is named in three of the cases scheduled for trial, which consist of non-class cases filed by direct and indirect purchasers against the Company and other defendants. The first trial is scheduled to begin in September 2026, with subsequent trials scheduled to begin in August 2027 and January 2028. In the case scheduled for trial in September 2026, defendants’ motions for summary judgment are pending. Plaintiff is asserting damages of approximately $1 billion in that case against defendants, which is subject to trebling under federal law with respect to Plaintiff’s direct purchases and multipliers under certain state laws in connection with its indirect purchases. Plaintiff’s asserted damages, which includes those based on an “overarching conspiracy” claim, are being challenged as part of defendants’ motions for summary judgment.

With respect to the Canadian lawsuit, in February 2026, the Federal Court in Canada denied Plaintiff’s motion for class certification.

The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all aspects of the cases, including the asserted damages.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA. The operative complaint includes attorneys general of forty-two states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. The amended complaint also includes claims asserted by attorneys general of thirty-two states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s former President, with respect to a single drug product. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed.

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its former sales employees, alleging anticompetitive conduct with respect to additional generic drugs sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. The complaint was subsequently amended, including on November 22, 2024, to add states as plaintiffs. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a former Company sales employee. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether. The Company’s motions for summary judgment were largely denied with some of the States’ claims for monetary relief being reduced.

The aforementioned complaints have been transferred back to the U.S. District Court for the District of Connecticut.

Securities Related Litigation
On February 14, 2020, the Abu Dhabi Investment Authority (“ADIA”) filed a complaint against Mylan N.V. and Mylan Inc. (collectively for purposes of this paragraph, “Mylan”) in the United States District Court for the Southern District of New York (“SDNY”) alleging that Mylan made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the classification of their EpiPen® Auto-Injector as a non-innovator drug for purposes of the Medicaid Drug Rebate Program and allegedly anticompetitive conduct with respect to EpiPen® Auto-Injector and certain generic drugs. ADIA sought monetary damages as well as fees and costs. The Company has resolved this matter and the case has been dismissed.

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

Beginning in May 2023, putative class action complaints were filed against the Company and certain of the Company’s former officers, directors, and employees in the WDPA on behalf of certain purchasers of securities of the Company. These actions were consolidated and, on October 23, 2023, a consolidated amended putative class action complaint was filed in the WDPA against the Company, and former officers and directors (“WDPA Viatris Class Action Litigation”). The operative complaint alleged that defendants made false or misleading statements and omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to the Company’s projected financial performance and biosimilars business. Plaintiffs sought certification of a class of purchasers of Company securities between March 1, 2021 and February 25, 2022. Plaintiffs sought monetary damages, reasonable costs and expenses, and certain other relief. On September 20, 2024, the Court granted Defendants’ motion to dismiss all of Plaintiffs’ claims. Plaintiffs’ appeals were denied and this case is now closed.

Beginning in August 2023, stockholder derivative actions purportedly on behalf of Viatris were filed in the WDPA against certain of the Company’s current and former officers, directors, and employees alleging that defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Viatris Class Action Litigation. Viatris was named as a nominal defendant in these derivative actions. Certain of the complaints also asserted claims for corporate waste and unjust enrichment. Plaintiffs sought various forms of relief, including damages,

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
disgorgement, restitution, costs and fees. Following the consolidation of their complaints, in April 2026, Plaintiffs dismissed their complaint.

In April 2025, a putative class action complaint, which was subsequently amended in September 2025 and March 2026, was filed against the Company and certain of the Company’s officers, in the WDPA on behalf of certain purchasers of the Company’s securities (“WDPA Indore Class Action Litigation”). The amended complaint alleges that defendants made false or misleading statements or omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to regulatory issues and actions concerning the Company’s Indore manufacturing facility. Plaintiffs seek certification of a class of purchasers of Company securities between February 28, 2024 and February 26, 2025. Plaintiffs seek various forms of relief, including damages, costs and fees.

Beginning in November 2025, stockholder derivative actions purportedly on behalf of Viatris have been filed in the WDPA against certain of the Company’s current and former officers and directors alleging that the defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Indore Class Action Litigation. Viatris is also named as a nominal defendant in these derivative actions. The complaints assert various claims, including, violations of federal securities laws, as well as claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiff seeks various forms of relief, including damages, disgorgement, restitution, equitable relief, and costs and fees.

The Company has a total accrual of approximately $60.8 million related to these matters at March 31, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

The Company maintains insurance coverage with respect to these matters. Management has determined that the majority of the losses associated with the WDPA Mylan N.V. Class Action Litigation are covered under existing insurance policies. Accordingly, the Company has recognized an insurance receivable of $58.0 million within Accounts Receivable, Net in the condensed consolidated balance sheets. The recognition of this receivable is based on management’s assessment that recovery of these costs is probable.

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
In April 2025, the Company reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 million and $40 million each, to help support state and local efforts to address opioid-related issues. Following a sign-on period, the settlement framework achieved high levels of participation, including all States and Territories, all litigating Native American Tribes, and the vast majority of litigating local governments. Accordingly, the settlement was finalized, and the cases covered by the settlement have either been dismissed, including the vast majority of cases in the MDL, or are in the process of being dismissed. The settlement contains no admission of wrongdoing or liability.

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
The Company has accrued approximately $281.3 million in connection with these matters at March 31, 2026, which is included in Other Current Liabilities and Other Long-term Obligations in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €11.9 million as of March 31, 2026 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

In December 2024, health insurance funds located in the EU filed a case in the Amsterdam District Court against Servier and the generic companies, including the Company, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. In April 2026, the Court dismissed the case against the Company for lack of jurisdiction.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company has accrued approximately $35.5 million as of March 31, 2026 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Lipitor
A number of individual and multi-plaintiff lawsuits have been filed against Pfizer in various federal and state courts alleging that the plaintiffs developed type 2 diabetes purportedly as a result of the ingestion of Lipitor. Plaintiffs seek compensatory and punitive damages. In February 2014, the federal actions were transferred for consolidated pre-trial proceedings to an MDL in the U.S. District Court for the District of South Carolina. The District Court granted Pfizer’s motion for summary judgment and dismissed all of the federal cases in 2017, which was subsequently affirmed on appeal. Since 2016, certain cases in the MDL were remanded to certain state courts. While state court cases remain pending in Missouri and New York, those cases are inactive.

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
Dimethyl Fumarate
The Company launched its generic dimethyl fumarate (“DMF”) product in Europe starting in July 2022 after the European Commission concluded that Biogen Netherlands B.V. (“Biogen”) was not entitled to regulatory data exclusivity for Tecfidera®. In December 2023, based on its interpretation of an intervening ruling from the Court of Justice of the European Union (“CJEU”), the European Commission revoked certain generic marketing authorizations for DMF, including the Company’s. The Company challenged the European Commission’s revocation decision before the General Court of the European Union (“GCEU”) and, in February 2026, the GCEU denied the Company’s challenge. The Company has filed an appeal to the CJEU.
Beginning in October 2023, Biogen and certain Biogen affiliated entities filed damages actions in commercial courts of Spain, Belgium, France, Netherlands, Portugal, Germany, Italy, Estonia, Finland and Croatia claiming that the Company’s sales of generic DMF violated Tecfidera’s purportedly restored regulatory exclusivity and these actions are in various stages. Biogen’s purported regulatory exclusivity for Tecfidera expired in February 2024, its patent covering DMF has been revoked, and the Company has secured a new marketing authorization for DMF. Thus, the Company has resumed commercializing DMF in Europe.
Yupelri

Beginning in January 2023, certain generic companies notified us that they had filed ANDAs with the FDA seeking approval to market generic versions of Yupelri® with associated Paragraph IV certifications. Beginning in February 2023, we brought patent infringement actions against the generic filers. The Company has entered into settlement agreements with all of the generic filers, granting them licenses to commercialize their generic versions of Yupelri® in April 2039 or earlier depending on certain circumstances. This matter is now closed.

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
Amitiza
Beginning in September 2023, Sawai Pharmaceutical Co. (“Sawai”) and Towa Pharmaceutical Co. Ltd. (“Towa”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of JP ’4332353 (“the ’353 patent”) and its patent term

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
extensions (“PTE”) relevant to Amitiza®, which the Company commercializes in Japan in 24µg and 12µg dosages as a licensee of the relevant patents. The remaining PTE for the ‘353 patent, which was granted based on the approval of the 12µg product, expires in April 2027. In April 2025 and June 2025, the JPO upheld the validity of the ‘353 patent and its PTE. Sawai filed appeals against these JPO decisions with the Intellectual Property High Court. In April 2026, the Intellectual Property High Court dismissed Sawai’s appeal challenging the validity of the ‘353 patent’s PTE. Sawai’s appeal challenging the validity of the ‘353 patent itself remains pending.

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of PTE of five patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself. In January 2026, the JPO upheld the validity of the August 2027 patent and the remaining challenges are pending.

In February 2026, Sawai and Towa received regulatory approval for their proposed 24µg products. The Company, beginning in October 2025, commenced actions asserting that Sawai and Towa’s proposed 24ug generic products would infringe the PTEs of four patents. The PTEs, which were granted in connection with the approval of the 12 µg product, expire in September 2026, April 2027, August 2027, and December 2028. Two of the four patents have been asserted against Sawai in Osaka District Court while the remaining two patents have been asserted against Sawai in Tokyo District Court. All four patents have been asserted against Towa in Tokyo District Court. The Company is seeking a finding of infringement and an order prohibiting Sawai and Towa from commercializing their proposed 24µg products until PTE expiration.

In February 2026, the Osaka District Court denied the Company’s request for a preliminary injunction against Sawai and, in March 2026, denied the Company’s infringement action against Sawai relating to the two asserted patents. The Company has appealed the infringement decision to the Intellectual Property High Court. The infringement cases against Sawai and Towa at the Tokyo District Court are pending.

In April 2026, following hearings before the Intellectual Property High Court in the Sawai infringement appeal proceedings, both Sawai and Towa agreed to suspend certain steps required to commercialize their 24 µg products, pending further developments in the legal proceedings. In the event the Company’s infringement position is ultimately unsuccessful, Sawai and Towa maintained their rights to seek to recover damages against the Company.

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

The Company has approximately $6.2 million accrued related to its intellectual property matters at March 31, 2026. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $7 million accrued related to these various other legal proceedings at March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2025 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive earnings (loss) for the three months ended March 31, 2026, and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
•uncertainties and matters beyond the control of management, including but not limited to general political and economic conditions, wars or other conflicts, potential for adverse impacts from future tariffs and trade restrictions, inflation rates and global exchange rates; and
•inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards or on an adjusted basis.

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2025 Form 10-K, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
Viatris’ executive management team is focused on ensuring that the Company is optimally structured and efficiently resourced to deliver sustainable value to patients, shareholders, customers and other key stakeholders. The Company operates in more than 165 countries and territories with approximately 30,000 employees. The Company has 27 manufacturing, packaging, and distribution sites worldwide, approximately 1,300 approved molecules, and what we believe is industry leading commercial, R&D, regulatory, manufacturing, legal and medical expertise. Viatris’ portfolio consists of generics (including complex products), globally recognized iconic brands, and an expanding portfolio of innovative medicines. Viatris is headquartered in the U.S., with global centers in Pittsburgh, Pennsylvania, Shanghai, China and Hyderabad, India.
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry for Amitiza® 24 μg may occur in Japan in December 2026 depending on the outcome of patent litigation.

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

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million. Such charges are expected to include between $50 million and $100 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $650 million and $750 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations, vendor consolidations, product transfer costs and network related simplification and modernization costs. In addition, management believes the potential savings related to these committed restructuring activities will be between $600 million and $700 million once fully implemented, with most of these savings expected to improve operating cash flow. During the three months ended March 31, 2026, the Company recognized total charges of $77.9 million in the condensed consolidated statements of operations related to this restructuring program.

CCPS in Biocon Biologics
In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the equity shares of Biocon are subject to a six-month lock up period. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for the U.S. market.

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

While product continues to be shipped from the Indore facility to markets outside the U.S., as expected, we have also experienced a negative impact in other markets, including the ARV business in Emerging Markets and select generic products in Europe.

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

In mid-February 2026, a fire occurred in a service area at the Company's oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility was temporarily suspended. Recently, we have restarted certain manufacturing activities and currently expect to resume full operations in July 2026.

During the three months ended March 31, 2026, the Company recognized total charges of $71.9 million within Cost of Sales in the condensed consolidated statements of operations related to the write off inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for losses, including for assets and business interruption. In the event the plant cannot be returned to normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

We take very seriously our continued and comprehensive oversight of our entire manufacturing network. Patient safety remains our primary and unwavering focus. We will work closely with our customers to mitigate any possible supply disruptions and meet the needs of the patients we serve.

Financial Summary
The table below is a summary of the Company’s financial results for the three months ended March 31, 2026 compared to the prior year period:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2026	2025	Change
Total revenues	$3,517.0	$3,254.3	$262.7
Gross profit	1,157.2	1,161.2	(4.0)
Loss from operations	(79.7)	(2,882.2)	2,802.5
Net earnings (loss)	176.4	(3,042.0)	3,218.4
Diluted earnings (loss) per share	$0.15	$(2.55)	$2.70
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

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31,
(In millions, except %s)	2026	2025	% Change	2026 Currency Impact (1)	2026 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,020.8	$1,891.7	7%	$(117.7)	$1,903.1	1%
Greater China	680.1	555.5	22%	(25.6)	654.5	18%
JANZ	273.4	276.1	(1)%	(3.9)	269.5	(2)%
Emerging Markets	535.4	519.9	3%	(14.6)	520.8	—%
Total net sales	$3,509.7	$3,243.2	8%	$(161.8)	$3,347.9	3%

Other revenues (3)	7.3	11.1	NM	(0.2)	7.1	NM
Consolidated total revenues (3)(4)	$3,517.0	$3,254.3	8%	$(162.0)	$3,355.0	3%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2026 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)For the three months ended March 31, 2026, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $5.2 million, $0.1 million, and $2.0 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended March 31, 2026, Viatris reported total revenues of $3.52 billion, compared to $3.25 billion for the comparable prior year period, representing an increase of $262.7 million, or 8%. Total revenues include both net sales and other revenues from third parties. Net sales for the three months ended March 31, 2026 were $3.51 billion, compared to $3.24 billion for the comparable prior year period, representing an increase of $266.5 million, or 8%. Other revenues for the three months ended March 31, 2026 were $7.3 million, compared to $11.1 million for the comparable prior year period.
The favorable impact of foreign currency translation was approximately $161.8 million, or 5%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU and China. On a constant currency basis, net sales increased by approximately $104.7 million, or 3%, for the three months ended March 31, 2026 compared to the prior year period. The increase was the result of new product sales, primarily in Developed Markets, of approximately $70.7 million, and net base business growth, primarily in Greater China, of approximately $34.0 million. New product sales include new products launched in 2026 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 40% and 38% for the three months ended March 31, 2026 and 2025, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets increased by $129.1 million, or 7%, for the three months ended March 31, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $117.7 million, or 6%. Constant currency net sales increased by approximately $11.4 million, or 1%, when compared to the prior year period driven by new product sales. This was partially offset by lower net sales of certain existing products, primarily as a result of supply constraints and additional competition. Net sales within North America totaled approximately $828.1 million and net sales within Europe totaled approximately $1.19 billion.

Greater China Segment
Net sales from Greater China increased by $124.6 million, or 22%, for the three months ended March 31, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $25.6 million, or 5%. Constant currency net sales increased by approximately $99.0 million, or 18%, when compared to the prior year period, primarily the result of strong growth across multiple channels, including e-commerce, retail, and private hospitals, driven by increased marketing and selling efforts.
JANZ Segment
Net sales from JANZ decreased by $2.7 million, or 1%, for the three months ended March 31, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $3.9 million, or 1%. Constant currency net sales decreased by approximately $6.6 million, or 2%, when compared to the prior year period, driven primarily by lower net sales of existing products in Japan and Australia due to government price reductions and additional competition.

Emerging Markets Segment
Net sales from Emerging Markets increased by $15.5 million, or 3%, for the three months ended March 31, 2026 when compared to the prior year period. This increase in net sales was primarily driven by the favorable impact of foreign currency translation of approximately $14.6 million, or 3%. Constant currency net sales were essentially flat when compared to the prior year period.

Cost of Sales and Gross Profit
Cost of sales increased from $2.09 billion for the three months ended March 31, 2025 to $2.36 billion for the three months ended March 31, 2026. The increase in cost of sales was largely driven by the increase in net sales, higher restructuring costs, and higher costs associated with other special items, which include certain costs for plants slated for sale or closure or undergoing remediation activities, including $71.9 million related to the write off inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.

Gross profit for the three months ended March 31, 2026 was $1.16 billion and gross margins were 33%. For the three months ended March 31, 2025, gross profit was $1.16 billion and gross margins were 36%. The changes in gross profit and gross margins are primarily related to the increase in cost of sales. Adjusted gross margins were approximately 56% for the three months ended March 31, 2026, compared to approximately 56% for the three months ended March 31, 2025.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is as follows:

	Three Months Ended
	March 31,
(In millions, except %s)	2026	2025
U.S. GAAP cost of sales	$2,359.8	$2,093.1
Deduct:
Purchase accounting amortization and other related items	(591.5)	(583.5)
Acquisition and divestiture-related costs	(28.4)	(12.2)
Restructuring costs	(49.8)	(19.8)
Share-based compensation expense	(1.0)	(1.3)
Other special items, including restructuring related costs	(142.4)	(41.6)
Adjusted cost of sales	$1,546.7	$1,434.7

Adjusted gross profit (a)	$1,970.3	$1,819.6

Adjusted gross margin (a)	56%	56%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended March 31, 2026 was $248.6 million, compared to $222.0 million for the comparable prior year period, an increase of $26.6 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.

Acquired IPR&D
Acquired IPR&D expense for the three months ended March 31, 2026 was $6.0 million, compared to $10.0 million for the comparable prior year period, a decrease of $4.0 million. The current period expense was related to an upfront payment for a licensing deal, and the prior period expense was related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.
Selling, General and Administrative Expense
SG&A expense for the three months ended March 31, 2026 was $928.8 million, compared to $948.1 million for the comparable prior year period, a decrease of $19.3 million. The decrease was primarily due to lower restructuring costs of approximately $30.3 million.
Impairment of Goodwill
During the prior year period, the Company recorded a goodwill impairment charge of $2.94 billion in conjunction with its interim goodwill impairment test performed as of March 31, 2025.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Contingent consideration adjustment	$84.5	$(133.7)
Litigation settlements, net	(31.0)	60.2
Total litigation settlements and other contingencies, net	$53.5	$(73.5)
Refer to Note 10 Financial Instruments and Risk Management and Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment and litigation settlements, net, respectively.

Interest Expense
Interest expense for the three months ended March 31, 2026 totaled $120.1 million, compared to $115.5 million for the three months ended March 31, 2025.
Other Expense, Net
Other expense, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the three months ended March 31, 2026 totaled $47.5 million, compared to $99.3 million for the three months ended March 31, 2025, a decrease of $51.8 million.

The decrease was primarily driven by a loss in the prior year period of $115.8 million as a result of changes in the fair value of the CCPS in Biocon Biologics, and a decrease in the loss on divestitures of $23.0 million. This was partially offset by a loss of $64.9 million recorded in the current year period as a result of changes in the fair value of equity shares of Biocon. Refer to Note 10 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the Biocon equity shares.

Income Tax Benefit
For the three months ended March 31, 2026, the Company recognized an income tax benefit of $423.7 million, compared to an income tax benefit of $55.0 million for the comparable prior year period, a change of $368.7 million. The benefit in the current year period is primarily driven by the loss before income taxes and the tax benefit of certain internal restructurings undertaken, partially offset by losses in jurisdictions for which minimal benefit can be recognized. The benefit in the prior year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current quarter and prior quarter provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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

	Three Months Ended March 31,
(In millions, except per share amounts)	2026		2025
U.S. GAAP net earnings (loss) and U.S. GAAP diluted earnings (loss) per share	$176.4	$0.15	$(3,042.0)	$(2.55)
Purchase accounting amortization (primarily included in cost of sales)	591.5		583.5
Impairment of goodwill	—		2,936.8
Litigation settlements and other contingencies, net	53.5		(73.5)
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.1)		(9.2)
Loss on divestitures of businesses (included in other expense, net)	13.9		36.9
Acquisition and divestiture-related costs (primarily included in cost of sales and SG&A) (a)	62.3		40.7
Restructuring costs (b)	92.5		92.9
Share-based compensation expense	48.2		55.2
Other special items included in:
Cost of sales (c)	142.4		41.6
Research and development expense	2.8		0.7
Selling, general and administrative expense	35.4		17.6
Other expense, net (d)	61.3		101.4
Tax effect of the above items and other income tax related items (e)	(576.0)		(182.3)
Adjusted net earnings and adjusted EPS	$694.1	$0.59	$600.3	$0.50
Weighted average diluted shares outstanding	1,175.3		1,203.0

Significant items include the following:
(a)Acquisition and divestiture-related costs consist primarily of contractual obligations related to divestitures, transaction costs including legal and consulting fees, and integration activities.

(b)For the three months ended March 31, 2026, charges include approximately $49.8 million in cost of sales, approximately $0.6 million in R&D, and approximately $42.0 million in SG&A, primarily relating to the 2026 restructuring program.
(c)For the three months ended March 31, 2026, includes certain asset impairments, contractual termination costs, and incremental manufacturing variances and certain remediation costs at plants slated for sale or closure or undergoing remediation activities of approximately $130.7 million, including $71.9 million related to the write off inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.
(d)For the three months ended March 31, 2026, charges include a loss of approximately $64.9 million as a result of changes in the fair value of the Biocon equity shares.
(e)Adjusted for changes for uncertain tax positions.
Reconciliation of U.S. GAAP Net Earnings (Loss) to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net earnings (loss) to EBITDA and adjusted EBITDA for the three months ended March 31, 2026 compared to the prior year period:

	Three Months Ended March 31,
(In millions)	2026	2025
U.S. GAAP net earnings (loss)	$176.4	$(3,042.0)
Add / (deduct) adjustments:
Income tax benefit	(423.7)	(55.0)
Interest expense (a)	120.1	115.5
Depreciation and amortization (b)	676.1	664.7
EBITDA	$548.9	$(2,316.8)
Add / (deduct) adjustments:
Share-based compensation expense	48.2	55.2
Litigation settlements and other contingencies, net	53.5	(73.5)
Loss on divestitures of businesses	13.9	36.9
Impairment of goodwill	—	2,936.8
Restructuring, acquisition and divestiture-related and other special items (c)	385.0	284.9
Adjusted EBITDA	$1,049.5	$923.5
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Earnings (Loss) to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $388.3 million for the three months ended March 31, 2026. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities decreased by $147.2 million to $388.3 million for the three months ended March 31, 2026, as compared to net cash provided by operating activities of $535.5 million for the three months ended March 31, 2025. Net cash provided by operating activities is derived from net earnings (loss) adjusted for non-cash operating items, including changes in the fair value of the Biocon equity shares, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The decrease in net cash provided by operating activities was principally due to the timing of cash payments and collections, and lower operating earnings.
Investing Activities
Net cash from investing activities was $277.4 million for the three months ended March 31, 2026, as compared to net cash used in investing activities of $65.1 million for the three months ended March 31, 2025, an increase of $342.5 million.
In 2026, significant items in investing activities included the following:
•cash proceeds from the CCPS settlement of $400.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $39.9 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2026 calendar year are expected to be approximately $350 million to $450 million.
In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $42.6 million.
Financing Activities
Net cash used in financing activities was $203.8 million for the three months ended March 31, 2026, as compared to $467.0 million for the three months ended March 31, 2025, a decrease of $263.2 million.
In 2026, significant items in financing activities included the following:
•cash dividends paid of $139.6 million.
In 2025, significant items in financing activities included the following:
•share repurchases of $175.4 million;
•cash dividends paid of $143.3 million; and
•net cash of $108.7 million paid on behalf of other partners, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $1.80 billion at March 31, 2026. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the global banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of March 31, 2026, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of March 31, 2026, the Company did not have any borrowings outstanding under the Receivables Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $295.8 million and $301.9 million of accounts receivable as of March 31, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of March 31, 2026, we assigned and derecognized approximately $14.7 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.
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
For information regarding our dividends paid and declared and share repurchase program, refer to Note 8 Earnings (Loss) per Share included in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at March 31, 2026, refer to Note 11 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at March 31, 2026 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the three months ended March 31, 2026 and as of and for the year ended December 31, 2025. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	March 31, 2026	December 31, 2025
ASSETS
Current assets	$2,176.1	$1,457.2
Non-current assets	57,186.3	59,413.4

LIABILITIES AND EQUITY
Current liabilities	33,617.7	35,024.2
Non-current liabilities	11,087.0	11,135.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(265.2)	(1,008.2)
Net earnings (loss)	176.4	(3,514.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $450.8 million accrued for legal contingencies at March 31, 2026.
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
In connection with the divestitures, Viatris and the respective buyers currently have manufacturing and supply agreements pursuant to which the Company is providing services to the respective purchasers, substantially the same as we previously provided to the related businesses, generally for periods between one to 10 years depending on the geographic market and the products subject to such agreement, subject to potential extensions in certain circumstances. In connection with the API business divestiture, we currently have a manufacturing and supply agreement pursuant to which we are purchasing a significant amount of API from the purchaser in that transaction. Some of these agreements include various ongoing financial obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2025 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2025 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company’s common stock during the three months ended March 31, 2026. Refer to Note 8 Earnings (Loss) per Share included in Part I, Item 1 of this Form 10-Q of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program.

ITEM 5.     OTHER INFORMATION
    Trading Arrangements
On March 24, 2026, Paul Campbell, Chief Accounting Officer and Corporate Controller of the Company, adopted a written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 50,076 shares of the Company’s common stock until all such shares are sold or February 26, 2027, whichever comes first.

ITEM 6. EXHIBITS

10.1	Separation Agreement and Release with Brian Roman, dated February 6, 2026.*

22	List of subsidiary guarantors and issuers of guaranteed securities, filed by Viatris Inc. as Exhibit 22 to Form 10-K for the fiscal year ended December 31, 2025, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
May 7, 2026

/s/ THEODORA MISTRAS
Theodora Mistras
Chief Financial Officer
(Principal Financial Officer)
May 7, 2026