Form 10-Q
period 2026-06-30
Viatris Inc
filed 2026-08-06
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of August 3, 2026 was 1,148,590,864.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2026

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

2033 Euro Senior Notes	The 4.250% Senior Notes due 2033 issued by Viatris Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
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

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
EU	European Union
EWSR	Enterprise-wide strategic review
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended June 30, 2026
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
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

Oyster Point	Oyster Point Pharma, Inc.
Pfizer	Pfizer Inc.
PSUs	Performance awards
R&D	Research and development
Receivables Facility	The accounts receivable facility for up to an aggregate amount of $600 million entered into in May 2025 and expiring in April 2028
Registered Notes	The 2033 Euro Senior Notes, the Registered Upjohn Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively.
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

Upjohn	Upjohn Inc., a wholly owned subsidiary of Pfizer prior to the Distribution, that combined with Mylan and was renamed Viatris Inc.
Upjohn Business	Pfizer’s off-patent branded and generic established medicines business that, in connection with the Combination, was separated from Pfizer and combined with Mylan to form Viatris
Upjohn Distributor Markets	Select geographic markets that were part of the Combination that are smaller in nature and in which we had no established infrastructure prior to or following the Combination and that the Company has divested or intends to divest
Upjohn U.S. Dollar Notes	Senior unsecured notes denominated in U.S. dollars and originally issued by Upjohn Inc. or Viatris Inc. pursuant to an indenture dated June 22, 2020 and fully and unconditionally guaranteed by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
Utah Acquisition Sub	Utah Acquisition Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Viatris
Utah U.S. Dollar Notes	The 5.250% Senior Notes due 2046 issued by Utah Acquisition Sub Inc., which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Viatris Inc. and Mylan II B.V.
Viatris	Viatris Inc., formerly known as Upjohn Inc. prior to the completion of the Combination
YEN Term Loan Facility	The ¥40 billion term loan agreement dated as of July 1, 2026, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Net sales	$3,745.9	$3,569.0	$7,255.6	$6,812.2
Other revenues	10.9	13.1	18.2	24.2
Total revenues	3,756.8	3,582.1	7,273.8	6,836.4
Cost of sales	2,300.3	2,249.2	4,660.1	4,342.3
Gross profit	1,456.5	1,332.9	2,613.7	2,494.1
Operating expenses:
Research and development	248.3	218.8	496.9	440.8
Acquired IPR&D	(5.8)	—	0.2	10.0
Selling, general and administrative	1,134.5	928.7	2,063.3	1,876.8
Impairment of goodwill	—	—	—	2,936.8
Litigation settlements and other contingencies, net	73.2	(47.6)	126.7	(121.1)
Total operating expenses	1,450.2	1,099.9	2,687.1	5,143.3
Earnings (loss) from operations	6.3	233.0	(73.4)	(2,649.2)
Interest expense	120.7	116.6	240.8	232.1
Other (income) expense, net	(50.4)	333.5	(2.9)	432.8
Loss before income taxes	(64.0)	(217.1)	(311.3)	(3,314.1)
Income tax provision (benefit)	54.8	(212.5)	(368.9)	(267.5)
Net (loss) earnings	$(118.8)	$(4.6)	$57.6	$(3,046.6)
(Loss) earnings per share attributable to Viatris Inc. shareholders
Basic	$(0.10)	$—	$0.05	$(2.58)
Diluted	$(0.10)	$—	$0.05	$(2.58)
Weighted average shares outstanding:
Basic	1,163.3	1,173.0	1,159.4	1,182.7
Diluted	1,163.3	1,173.0	1,173.8	1,182.7

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net (loss) earnings	$(118.8)	$(4.6)	$57.6	$(3,046.6)
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(61.0)	507.0	(194.6)	1,005.8
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(2.7)	0.5	(4.2)	0.3
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships	6.7	(29.0)	13.8	(56.5)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	41.7	(355.2)	89.9	(528.9)
Net unrealized (loss) gain on available-for-sale fixed income securities	(0.1)	0.2	(0.6)	0.8
Other comprehensive (loss) earnings, before tax	(15.4)	123.5	(95.7)	421.5
Income tax provision (benefit)	9.6	(83.0)	22.1	(127.0)
Other comprehensive (loss) earnings, net of tax	(25.0)	206.5	(117.8)	548.5
Comprehensive (loss) earnings	$(143.8)	$201.9	$(60.2)	$(2,498.1)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Assets
Current assets:
Cash and cash equivalents	$886.5	$1,322.4
Accounts receivable, net	3,126.2	3,031.3
Inventories	3,933.2	3,999.2
Prepaid expenses and other current assets	2,109.8	1,436.3
Total current assets	10,055.7	9,789.2
Property, plant and equipment, net	2,439.7	2,614.0
Intangible assets, net	13,676.9	15,102.1
Goodwill	6,654.4	6,754.7
Deferred income tax benefit	1,157.7	1,061.2
Other assets	1,060.2	1,871.9
Total assets	$35,044.6	$37,193.1

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,726.5	$1,754.1
Income taxes payable	—	124.0
Current portion of long-term debt and other long-term obligations	1,738.9	1,933.3
Other current liabilities	2,880.4	3,282.9
Total current liabilities	6,345.8	7,094.3
Long-term debt	11,612.4	12,480.6
Deferred income tax liability	802.8	892.0
Other long-term obligations	2,023.2	2,014.9
Total liabilities	20,784.2	22,481.8
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,258,784,090 and 1,245,391,929 as of June 30, 2026 and December 31, 2025	12.6	12.5
Additional paid-in capital	18,560.4	18,801.3
Retained deficit	(330.7)	(388.3)
Accumulated other comprehensive loss	(2,824.8)	(2,707.0)
	15,417.5	15,718.5
Less: Treasury stock — at cost
Common stock shares: 103,547,908 and 94,176,848 as of June 30, 2026 and December 31, 2025	1,157.1	1,007.2
Total equity	14,260.4	14,711.3
Total liabilities and equity	$35,044.6	$37,193.1
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Deficit			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2026	1,258,606,697	$12.6	$18,663.9	$(211.9)	94,176,848	$(1,007.1)	$(2,799.8)	$14,657.7
Net loss	—	—	—	(118.8)	—	—	—	(118.8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(25.0)	(25.0)
Issuance of restricted stock and stock options exercised, net	136,242	—	0.1	—	—	—	—	0.1
Taxes related to the net share settlement of equity awards	—	—	(0.4)	—	—	—	—	(0.4)
Share-based compensation expense	—	—	38.7	—	—	—	—	38.7
Common stock repurchase	—	—	—	—	9,371,060	(150.0)	—	(150.0)
Issuance of common stock	41,151	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	(142.6)	—	—	—	—	(142.6)
Balance at June 30, 2026	1,258,784,090	$12.6	$18,560.4	$(330.7)	103,547,908	$(1,157.1)	$(2,824.8)	$14,260.4

			Additional Paid-In Capital	Retained Deficit			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2025	1,245,391,929	$12.5	$18,801.3	$(388.3)	94,176,848	$(1,007.2)	$(2,707.0)	$14,711.3
Net earnings	—	—	—	57.6	—	—	—	57.6
Other comprehensive loss, net of tax	—	—	—	—	—	—	(117.8)	(117.8)
Issuance of restricted stock and stock options exercised, net	13,313,157	0.1	16.4	—	—	—	—	16.5
Taxes related to the net share settlement of equity awards	—	—	(57.0)	—	—	—	—	(57.0)
Share-based compensation expense	—	—	86.9	—	—	—	—	86.9
Common stock repurchase	—	—	—	—	9,371,060	(149.9)	—	(149.9)
Issuance of common stock	79,004	—	1.2	—	—	—	—	1.2
Cash dividends declared, $0.24 per common share	—	—	(288.4)	—	—	—	—	(288.4)
Balance at June 30, 2026	1,258,784,090	$12.6	$18,560.4	$(330.7)	103,547,908	$(1,157.1)	$(2,824.8)	$14,260.4
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at March 31, 2025	1,244,908,128	$12.4	$18,960.8	$227.9	59,091,265	$(679.8)	$(2,870.9)	$15,650.4
Net loss	—	—	—	(4.6)	—	—	—	(4.6)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	206.5	206.5
Issuance of restricted stock and stock options exercised, net	56,905	0.1	—	—	—	—	—	0.1
Taxes related to the net share settlement of equity awards	—	—	(0.4)	—	—	—	—	(0.4)
Share-based compensation expense	—	—	37.1	—	—	—	—	37.1
Common stock repurchase	—	—	—	—	20,243,542	(176.0)	—	(176.0)
Issuance of common stock	82,524	—	0.7	—	—	—	—	0.7
Cash dividends declared, $0.12 per common share	—	—	—	(143.3)	—	—	—	(143.3)
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,046.6)	—	—	—	(3,046.6)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	548.5	548.5
Issuance of restricted stock and stock options exercised, net	10,771,051	0.2	14.0	—	—	—	—	14.2
Taxes related to the net share settlement of equity awards	—	—	(31.0)	—	—	—	—	(31.0)
Share-based compensation expense	—	—	92.3	—	—	—	—	92.3
Common stock repurchase	—	—	—	—	38,851,144	(351.5)	—	(351.5)
Issuance of common stock	145,015	—	1.3	—	—	—	—	1.3
Cash dividends declared, $0.24 per common share	—	—	—	(292.2)	—	—	—	(292.2)
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net earnings (loss)	$57.6	$(3,046.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,348.4	1,343.0
Share-based compensation expense	86.9	92.3
Deferred income tax benefit	(194.2)	(91.1)
Loss on disposal of business	13.9	80.7
Acquired IPR&D	0.2	15.0
Impairment of goodwill	—	2,936.8
Other non-cash items	377.3	726.3
Litigation settlements and other contingencies, net	130.2	(97.0)
Changes in operating assets and liabilities:
Accounts receivable	(252.8)	158.4
Inventories	(222.5)	(232.7)
Accounts payable	11.5	(189.7)
Income taxes	(422.5)	(366.6)
Other operating assets and liabilities, net	(163.9)	(573.6)
Net cash provided by operating activities	770.1	755.2
Cash flows from investing activities:
Proceeds from the sale of investments	400.0	—
Capital expenditures	(92.7)	(95.5)
Purchase of marketable securities	(16.8)	(10.9)
Proceeds from the sale of marketable securities	16.8	10.9
Payments for product rights and other, net	(83.0)	(20.0)
Purchases of IPR&D	(8.3)	(15.0)
Proceeds from the sale of property, plant and equipment	9.8	12.9
Net cash provided by (used in) investing activities	225.8	(117.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,302.8	—
Payments of long-term debt	(2,225.0)	—
Purchase of common stock	(150.0)	(350.4)
Change in short-term borrowings, net	—	1.4
Taxes paid related to net share settlement of equity awards	(56.8)	(29.5)
Contingent consideration payments	(11.4)	(13.1)
Payments of financing fees	(3.0)	(1.0)
Cash dividends paid	(279.4)	(283.1)
Issuance of common stock	1.2	1.3
Other items, net	(24.8)	(155.0)
Net cash used in financing activities	(1,446.4)	(829.4)
Effect on cash of changes in exchange rates	(7.5)	23.5
Net decrease in cash, cash equivalents and restricted cash	(458.0)	(168.3)
Cash, cash equivalents and restricted cash — beginning of period	1,348.0	736.1
Cash, cash equivalents and restricted cash — end of period	$890.0	$567.8
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
The interim results of operations and comprehensive (loss) earnings for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and six months ended June 30, 2026 and 2025, respectively:

(In millions)	Three Months Ended June 30, 2026
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,122.3	$710.8	$144.1	$441.2	$2,418.4
Generics	1,071.4	3.0	152.0	101.1	1,327.5
Total Viatris	$2,193.7	$713.8	$296.1	$542.3	$3,745.9

(In millions)	Six Months Ended June 30, 2026
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,191.3	$1,388.0	$283.2	$888.4	$4,750.9
Generics	2,023.2	5.9	286.3	189.3	2,504.7
Total Viatris	$4,214.5	$1,393.9	$569.5	$1,077.7	$7,255.6

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended June 30, 2025
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,121.4	$586.5	$160.5	$416.1	$2,284.5
Generics	997.9	2.4	145.2	139.0	1,284.5
Total Viatris	$2,119.3	$588.9	$305.7	$555.1	$3,569.0

(In millions)	Six Months Ended June 30, 2025
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$2,141.2	$1,139.3	$302.3	$818.6	$4,401.4
Generics	1,869.8	5.1	279.5	256.4	2,410.8
Total Viatris	$4,011.0	$1,144.4	$581.8	$1,075.0	$6,812.2
___________
(a)Amounts include the impact of foreign currency fluctuations.
The following table presents net sales on a consolidated basis for select key products for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Select Key Global Products
Lipitor ®	$452.2	$387.9	$914.2	$775.9
Norvasc ®	200.2	182.7	410.2	355.0
EpiPen® Auto-Injectors	129.2	136.8	230.3	233.5
Lyrica ®	120.6	128.1	241.2	240.7
Viagra ®	112.9	100.3	207.9	198.8
Creon ®	97.4	91.4	194.8	173.8
Celebrex ®	76.4	70.0	143.5	133.4
Zoloft ®	71.4	61.1	144.0	121.3
Effexor ®	66.7	63.1	128.7	122.4
Xalabrands	38.8	40.7	78.0	77.8

Select Key Segment Products
Yupelri ®	70.7	66.6	$133.2	$124.9
Dymista ®	39.8	48.4	77.1	91.2
Amitiza ®	39.4	41.6	73.4	74.9
Xanax ®	38.1	33.9	72.9	66.2
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Gross sales	$6,079.2	$5,974.8	$12,003.2	$11,545.0
Gross to net adjustments:
Chargebacks	(1,162.3)	(1,260.6)	(2,339.9)	(2,418.6)
Rebates, promotional programs and other sales allowances	(970.8)	(918.4)	(2,019.4)	(1,889.0)
Returns	(43.4)	(47.8)	(86.9)	(102.1)
Governmental rebate programs	(156.8)	(179.0)	(301.4)	(323.1)
Total gross to net adjustments	$(2,333.3)	$(2,405.8)	$(4,747.6)	$(4,732.8)
Net sales	$3,745.9	$3,569.0	$7,255.6	$6,812.2
___________
(a)Amounts include the impact of foreign currency fluctuations.
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and six months ended June 30, 2026. Such allowances were comprised of the following at June 30, 2026 and December 31, 2025, respectively:

(In millions)	June 30, 2026	December 31, 2025
Accounts receivable, net	$1,206.7	$1,257.4
Other current liabilities	899.7	1,011.2
Total	$2,106.4	$2,268.6
Accounts receivable, net was comprised of the following at June 30, 2026 and December 31, 2025, respectively:

(In millions)	June 30, 2026	December 31, 2025
Trade receivables, net	$2,581.1	$2,577.6
Other receivables	545.1	453.7
Accounts receivable, net	$3,126.2	$3,031.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $250.6 million and $301.9 million of accounts receivable as of June 30, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of June 30, 2026, we assigned and derecognized approximately $84.0 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.

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

During the six months ended June 30, 2026, the Company recorded additional pre-tax charges of approximately $13.9 million, and during the three and six months ended June 30, 2025, the Company recorded pre-tax charges of approximately $43.8 million and $80.7 million, respectively, primarily related to the divestitures of the OTC and API businesses. The additional charges were recorded as a component of Other (Income) Expense, Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

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

Sale of Tyrvaya® Product Rights

On August 3, 2026, the Company entered into a definitive agreement to sell the product rights for Tyrvaya® for upfront cash consideration of $30 million and potential contingent sales milestones of up to $70 million. During the second quarter of 2026, the Company determined that the intangible asset related to Tyrvaya® should be classified as held for sale. Upon classification as held for sale, the Company recognized a charge of $177.8 million to write down the intangible asset to fair value, less cost to sell. The charge is included in SG&A on the condensed consolidated statements of operations. The assets reclassified as held for sale are included in Prepaid Expenses and Other Current Assets in the condensed consolidated balance sheet.

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
The following table summarizes stock options activity:

	Number of Stock Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2025	2,460,805	$34.21
Exercised	(20,512)	7.61
Forfeited	(553,691)	43.47
Outstanding at June 30, 2026	1,886,602	$31.79
Vested and expected to vest at June 30, 2026	1,886,578	$31.79
Exercisable at June 30, 2026	1,886,475	$31.79
As of June 30, 2026, stock options outstanding, stock options vested and expected to vest, and stock options exercisable each had average remaining contractual terms of 2.3 years, and each had aggregate intrinsic values of approximately $0.3 million.
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2025 to June 30, 2026 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2025	32,916,111	$10.59
Granted	14,506,490	13.68
Released	(15,496,398)	10.90
Forfeited	(2,256,695)	11.18
Nonvested at June 30, 2026	29,669,508	$11.90
As of June 30, 2026, the Company had $238.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.7 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the six months ended June 30, 2026 and 2025 was $220.9 million and $118.8 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and six months ended June 30, 2026 and 2025 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Service cost	$8.6	$7.4	$17.3	$14.9
Interest cost	16.0	16.3	32.0	32.5
Expected return on plan assets	(17.5)	(16.8)	(35.1)	(33.6)
Amortization of prior service costs	0.7	—	1.3	—
Recognized net actuarial gains	(2.3)	(2.9)	(4.5)	(5.8)
Net periodic benefit cost	$5.5	$4.0	$11.0	$8.0
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
7.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$886.5	$1,322.4	$566.4
Restricted cash, included in prepaid expenses and other current assets	3.5	25.6	1.4
Cash, cash equivalents and restricted cash	$890.0	$1,348.0	$567.8

Inventories

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$1,457.8	$1,422.4
Work in process	474.9	491.7
Finished goods	2,000.5	2,085.1
Inventories	$3,933.2	$3,999.2
Prepaid expenses and other current assets

(In millions)	June 30, 2026	December 31, 2025
Prepaid expenses	$192.1	$225.4
Available-for-sale fixed income securities	41.1	40.7
Fair value of financial instruments	104.2	84.2
Equity securities (1)	478.7	65.7
Deferred charge for taxes on intercompany profit	610.8	568.3
Income tax receivable	543.3	315.8
Other current assets	139.6	136.2
Prepaid expenses and other current assets	$2,109.8	$1,436.3
(1)    Refer to Note 10 Financial Instruments and Risk Management for additional information.

Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.
Property, plant and equipment, net

(In millions)	June 30, 2026	December 31, 2025
Machinery and equipment	$3,056.2	$3,043.4
Buildings and improvements	1,537.8	1,527.9
Construction in progress	406.9	448.5
Land and improvements	106.0	114.9
Gross property, plant and equipment	5,106.9	5,134.7
Accumulated depreciation	2,667.2	2,520.7
Property, plant and equipment, net	$2,439.7	$2,614.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other assets

(In millions)	June 30, 2026	December 31, 2025
CCPS in Biocon Biologics (1)	—	815.0
Operating lease right-of-use assets	259.1	271.3
Other long-term assets	801.1	785.6
Other assets	$1,060.2	$1,871.9
(1)    Refer to Note 10 Financial Instruments and Risk Management for additional information.

Accounts payable

(In millions)	June 30, 2026	December 31, 2025
Trade accounts payable	$1,240.4	$1,293.7
Other payables	486.1	460.4
Accounts payable	$1,726.5	$1,754.1

Other current liabilities

(In millions)	June 30, 2026	December 31, 2025
Accrued sales allowances	$899.7	$1,011.2
Payroll and employee benefit liabilities	600.7	756.4
Legal and professional accruals, including litigation accruals	303.0	326.3
Contingent consideration	18.9	28.5
Accrued restructuring	52.2	40.2
Accrued interest	43.8	52.9
Fair value of financial instruments	101.2	166.6
Operating lease liability	115.3	109.4
Other	745.6	791.4
Other current liabilities	$2,880.4	$3,282.9
Other long-term obligations

(In millions)	June 30, 2026	December 31, 2025
Employee benefit liabilities	$413.6	$425.9
Contingent consideration	444.7	343.1
Tax related items, including contingencies	294.9	332.6
Operating lease liability	159.8	178.1
Accrued restructuring	152.4	116.3
Other	557.8	618.9
Other long-term obligations	$2,023.2	$2,014.9

8.(Loss) Earnings per Share
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Basic and diluted (loss) earnings per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Basic (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(118.8)	$(4.6)	$57.6	$(3,046.6)
Shares (denominator):
Weighted average shares outstanding	1,163.3	1,173.0	1,159.4	1,182.7
Basic (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.10)	$—	$0.05	$(2.58)

Diluted (loss) earnings attributable to Viatris Inc. common shareholders (numerator):
Net (loss) earnings attributable to Viatris Inc. common shareholders	$(118.8)	$(4.6)	$57.6	$(3,046.6)
Shares (denominator):
Weighted average shares outstanding	1,163.3	1,173.0	1,159.4	1,182.7
Share-based awards	—	—	14.4	—
Total dilutive shares outstanding	1,163.3	1,173.0	1,173.8	1,182.7
Diluted (loss) earnings per share attributable to Viatris Inc. shareholders	$(0.10)	$—	$0.05	$(2.58)
Additional stock options and Restricted Stock Awards were outstanding during the three and six months ended June 30, 2026 and 2025, but were not included in the computation of diluted (loss) earnings per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 19.9 million shares and 11.0 million shares for the three and six months ended June 30, 2026, respectively, and 27.6 million shares and 27.4 million shares for the three and six months ended June 30, 2025, respectively.
The Company paid a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock in March 2026 and June 2026. On August 3, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on September 16, 2026 to shareholders of record as of the close of business on August 21, 2026. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2025.
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

During the three and six months ended June 30, 2026, the Company repurchased approximately 9.4 million shares of common stock at a cost of approximately $150.0 million under the program. During the three and six months ended June 30, 2025, the Company repurchased approximately 20.2 million shares of common stock at a cost of approximately $175.0 million, and 38.9 million shares of common stock at a cost of approximately $350.4 million, respectively, under the program. As of June 30, 2026, the Company had repurchased a total of approximately 103.5 million shares of common stock at a cost of approximately $1.15 billion under the program. Additionally, subsequent to June 30, 2026, the Company repurchased

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
approximately 7.1 million shares of common stock at a cost of approximately $120.2 million under the program, bringing the total to approximately 110.6 million shares of common stock at a cost of approximately $1.27 billion under the program, in each case through and including August 4, 2026.

9.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2025:	5,024.5	933.2	—	797.0	6,754.7
Foreign currency translation	(106.2)	5.9	—	—	(100.3)
Balance at June 30, 2026:	$4,918.3	$939.1	$—	$797.0	$6,654.4
____________
(1)Balances as of June 30, 2026 and December 31, 2025 include an accumulated impairment loss of $3.19 billion.
(2)Balances as of June 30, 2026 and December 31, 2025 include an accumulated impairment loss of $651.8 million.
(3)Balances as of June 30, 2026 and December 31, 2025 include an accumulated impairment loss of $499.0 million.

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

The Company performed the annual goodwill impairment test as of April 1, 2026. The Company performed its annual goodwill impairment test on a quantitative basis for its four reporting units with remaining goodwill (North America, Europe, Emerging Markets, and Greater China). In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing a discounted cash flow approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, capital expenditures forecasts and control premium. As of April 1, 2026, the Company’s North America and Emerging Markets reporting units each had fair values in excess of 10% of the respective unit’s carrying value, and the Company’s Europe and Greater China reporting units each had fair values in excess of 40% of the respective unit’s carrying value.

As of April 1, 2026, the allocation of the Company’s total goodwill was as follows: North America $2.40 billion, Europe $2.57 billion, Emerging Markets $0.80 billion, and Greater China $0.94 billion.
Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as they relate to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.
During the first quarter of 2025, the Company experienced a sharp and sustained decline in its share price and significantly increased uncertainty and volatility in the geopolitical and economic environments in which the Company operates. As a result of these factors, the Company determined that a triggering event had occurred for each of its reporting units and performed an interim goodwill impairment test as of March 31, 2025 and recorded a non-cash goodwill impairment charge of $2.94 billion as a result of the interim goodwill impairment test performed. After the goodwill impairment charge recorded during the first quarter of 2025, there was no remaining goodwill allocated to the JANZ reporting unit.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Intangible Assets, Net
Intangible assets consist of the following components at June 30, 2026 and December 31, 2025:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2026
Product rights, licenses and other (1)	13	$33,819.6	$20,848.7	$12,970.9
In-process research and development		706.0	—	706.0
		$34,525.6	$20,848.7	$13,676.9
December 31, 2025
Product rights, licenses and other (1)	13	$34,506.8	$20,110.7	$14,396.1
In-process research and development		706.0	—	706.0
		$35,212.8	$20,110.7	$15,102.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

Amortization expense, intangible impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Intangible asset amortization expense	$571.9	$583.3	$1,156.5	$1,154.5
Intangible asset impairment charges	7.4	—	7.4	—
IPR&D intangible asset impairment charges	—	2.2	—	2.2
Total intangible asset amortization expense (including impairment charges)	$579.3	$585.5	$1,163.9	$1,156.7

Intangible asset amortization expense over the remainder of 2026 and for the years ending December 31, 2027 through 2030 is estimated to be as follows:

(In millions)
2026	$1,132
2027	2,034
2028	1,779
2029	1,190
2030	1,184

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
The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries and a portion of forecasted intercompany inventory sales denominated in Euro, Japanese Yen, and Chinese Renminbi for up to eighteen months. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and primarily reported as current assets or current liabilities in the condensed consolidated balance sheets. Any changes in the fair value of designated cash flow hedges are deferred in AOCE and are reclassified into earnings when the hedged item impacts earnings.
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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	June 30, 2026	December 31, 2025
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028 (1)	750.0	—	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
4.250% Euro Senior Notes due 2033	650.0	650.0	—
Euro Total	€3,500.0	€2,750.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
____________
(1)In February 2026, the Company de-designated the €750.0 million 3.125% Euro Senior Notes due 2028 as net investment hedges.
At June 30, 2026, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $246.1 million.
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
During the second quarter of 2025, the Company executed foreign currency forward contracts with notional amounts totaling Chinese Renminbi 1.42 billion (approximately $200 million) maturing in December 2026 and Chinese Renminbi 695 million (approximately $100 million) maturing in December 2027. During the second quarter of 2026, the Company settled certain of these foreign currency forward contracts with notional amounts totaling $100 million that were maturing in December 2026 and entered into new contracts with notional amounts totaling $50 million maturing in December 2027 and $25 million maturing in December 2028. The transactions hedge a portion of the Company’s net investment in certain Chinese Renminbi functional currency subsidiaries. The contracts are designated as net investment hedges.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	June 30, 2026 Fair Value	December 31, 2025 Fair Value	Balance Sheet Location	June 30, 2026 Fair Value	December 31, 2025 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$—	$—	Other current liabilities	$—	50.1
Foreign currency forward contracts	Prepaid expenses & other current assets	13.0	6.5	Other current liabilities	22.0	21.5
Foreign currency forward contracts		—	—	Other long-term obligations	6.3	2.7
Total derivatives designated as hedges		13.0	6.5		28.3	74.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	91.2	77.7	Other current liabilities	79.2	95.0
Total derivatives not designated as hedges		91.2	77.7		79.2	95.0
Total derivatives		$104.2	$84.2		$107.5	$169.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended June 30,
(In millions)	Location of Gain/(Loss)	2026	2025	2026	2025	2026	2025
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$0.1	$(21.6)	$(5.4)	$0.7
Interest rate swaps	Interest expense (3)	—	—	(0.8)	(1.0)	(0.9)	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	—	3.4	—	(40.3)	—	—
Foreign currency forward contracts	Other (income) expense, net (3)	—	—	(2.9)	(4.6)	1.1	1.1
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	36.6	(233.0)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	(0.2)	(125.3)	—	—	—	—
Total		$(0.2)	$(121.9)	$33.0	$(300.5)	$(5.2)	$0.6

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Six months ended June 30,
(In millions)	Location of Gain/(Loss)	2026	2025	2026	2025	2026	2025
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$1.7	$(34.8)	$(8.7)	$10.6
Interest rate swaps	Interest expense (3)	—	—	(1.7)	(1.9)	(2.1)	(2.4)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	2.0	6.8	9.7	(60.1)	—	—
Foreign currency forward contracts	Other (income) expense, net (3)	—	—	(6.3)	(4.6)	2.3	1.1
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	69.3	(349.4)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other (income) expense, net (2)	29.3	(235.2)	—	—	—	—
Total		$31.3	$(228.4)	$72.7	$(450.8)	$(8.5)	$9.3
____________
(1)At June 30, 2026, the Company expects that approximately $7.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$623.0	$—	$—	$982.2	$—	$—
Total cash equivalents	623.0	—	—	982.2	—	—
Equity securities:
Biocon equity shares	406.4	—	—	—	—	—
Exchange traded funds	67.1	—	—	62.3	—	—
Marketable securities	5.2	—	—	3.4	—	—
Total equity securities	478.7	—	—	65.7	—	—
CCPS in Biocon Biologics	—	—	—	—	815.0	—
Available-for-sale fixed income investments:
Corporate bonds	—	13.7	—	—	14.1	—
U.S. Treasuries	—	21.3	—	—	20.2	—
Agency mortgage-backed securities	—	2.1	—	—	2.3	—
Asset backed securities	—	3.7	—	—	3.8	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	41.1	—	—	40.7	—
Foreign exchange derivative assets	—	104.2	—	—	84.2	—
Total assets at recurring fair value measurement	$1,101.7	$145.3	$—	$1,047.9	$939.9	$—
Financial Liabilities
Foreign exchange derivative liabilities	$—	$107.5	$—	$—	$119.2	$—
Interest rate swap derivative liabilities	—	—	—	—	50.1	—
Contingent consideration	—	—	463.6	—	—	371.6
Total liabilities at recurring fair value measurement	$—	$107.5	$463.6	$—	$169.3	$371.6

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
•Equity securities, marketable securities and Biocon equity shares — valued using quoted stock prices from public exchanges at the reporting date. Unrealized gains and losses attributable to changes in fair value are included in Other (Income) Expense, Net in the condensed consolidated statements of operations.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
•CCPS in Biocon Biologics — In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the equity shares of Biocon were subject to a six-month lock up period. The Company completed the sale of its equity position in Biocon on July 14, 2026 for pre-tax total consideration of approximately $380 million, and recorded a pre-tax loss of $27.4 million in the third quarter of 2026. The pre-tax sale proceeds include the impacts of an approximate 2.7% block sale discount to market, transaction fees, and the strengthening of the U.S. dollar since the Company obtained the equity in January 2026. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for the U.S. market. During the three and six months ended June 30, 2026, the Company recognized a (gain)/loss of approximately $(56.3) million and $8.6 million, respectively, as a result of changes in the fair value of the Biocon equity shares. During the three and six months ended June 30, 2025, the Company recorded a loss of $284.0 million and $399.8 million, respectively, as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics were classified as equity securities and were included in Other Assets in the condensed consolidated balance sheets. The Biocon equity shares are included in Prepaid Expenses and Other Current Assets in the condensed consolidated balance sheets.
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

Contingent Consideration
As of June 30, 2026 and December 31, 2025, the Company had a contingent consideration liability of $421.0 million and $307.0 million, respectively, related to the Idorsia Transaction. For the six months ended June 30, 2026, the change in fair value was primarily driven by a change in probabilities on both development programs as a result of the progress of the clinical trials. As of June 30, 2026 and December 31, 2025, the Company had a contingent consideration liability of $42.6 million and $64.6 million, respectively, related to the Respiratory Delivery Platform.

The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At June 30, 2026, discount rates ranging from 9.0% to 17.0%, and at December 31, 2025, discount rates ranging from 8.5% and 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2025 to June 30, 2026 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2025	$28.5	$343.1	$371.6
Payments	(15.5)	—	(15.5)
Reclassifications	5.9	(5.9)	—
Accretion	—	1.8	1.8
Fair value loss (3)	—	105.7	105.7
Balance at June 30, 2026	$18.9	$444.7	$463.6
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of June 30, 2026	June 30, 2026	December 31, 2025
Current portion of long-term debt:
2026 Senior Notes (a) **	3.950%	$—	$1,674.3
2027 Euro Senior Notes ****	1.362%	979.3	—
2027 Senior Notes ***	2.300%	755.7	—
YEN Term Loan Facility	Variable	—	255.2
Other		1.2	1.0
Deferred financing fees		—	(0.6)
Current portion of long-term debt		$1,736.2	$1,929.9

Non-current portion of long-term debt:
2027 Euro Senior Notes ****	1.362%	—	1,011.5
2027 Senior Notes ***	2.300%	—	758.6
2028 Euro Senior Notes **	3.125%	854.6	878.5
2028 Senior Notes *	4.550%	749.6	749.5
2030 Senior Notes ***	2.700%	1,484.6	1,488.8
2032 Euro Senior Notes ****	1.908%	1,500.6	1,549.2
2033 Euro Senior Notes ***	4.250%	740.5	—
2040 Senior Notes ***	3.850%	1,626.5	1,630.1
2043 Senior Notes *	5.400%	497.7	497.6
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	748.0	747.9
2050 Senior Notes ***	4.000%	2,184.3	2,186.8
YEN Term Loan Facility	Variable	246.1	—
Other		3.1	2.7
Deferred financing fees		(23.1)	(20.5)
Long-term debt		$11,612.4	$12,480.6
____________
(a)    The 2026 Senior Notes were repaid at maturity in the second quarter of 2026.
*    Instrument was issued by Mylan Inc.
**    Instrument was originally issued by Mylan N.V.; now held by Utah Acquisition Sub Inc.
***     Instrument was issued by Viatris Inc.
****     Instrument was issued by Upjohn Finance B.V.

2033 Euro Senior Notes
On June 17, 2026, Viatris Inc. completed a public offering of €650 million aggregate principal amount of its 4.250% Senior Notes due 2033 (the “2033 Euro Senior Notes”). The 2033 Euro Senior Notes are senior unsecured obligations of Viatris Inc. The 2033 Euro Senior Notes are guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. (the “Guarantors”).

Proceeds from the offering were used (i) to fund the repayment of amounts borrowed under the 2024 Revolving Facility in June 2026 in connection with the repayment at maturity of the entire $1.675 billion of outstanding principal amount of the 3.950% Senior Notes due 2026 (the “2026 Senior Notes”) and (ii) to replenish cash utilized in connection with the repayment of the 2026 Senior Notes, with such cash to be used for general corporate purposes.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The 2033 Euro Senior Notes were issued pursuant to an Indenture (the “Base Indenture”), dated June 17, 2026, among Viatris Inc., the Guarantors and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture (together with the Base Indenture, the “Indenture”), dated June 17, 2026, among Viatris Inc., the Guarantors and the Trustee. The 2033 Euro Senior Notes accrue interest at a rate of 4.250% per annum, accruing from June 17, 2026, payable annually beginning June 17, 2027, and will mature on June 17, 2033, subject to earlier repurchase or redemption in accordance with the terms of the Indenture. The Indenture contains customary affirmative covenants for facilities of this type. The 2033 Euro Senior Notes may be redeemed by Viatris as set forth in the Indenture.

YEN Term Loan
On July 1, 2026 (the “Closing Date”), Viatris entered into an amended and restated term loan credit agreement (the “Amended and Restated Term Loan Credit Agreement”), among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent. The Amended and Restated Term Loan Credit Agreement provides for a ¥40 billion principal amount senior unsecured term loan facility (the “Term Loan Credit Facility”).

Proceeds from the Term Loan Credit Facility will be used for general lawful corporate purposes of Viatris and its subsidiaries, including, without limitation, to repay outstanding obligations under Viatris’ prior ¥40 billion unsecured term loan facility, dated as of July 1, 2021.

The Term Loan Credit Facility will initially bear interest at the TIBO Rate (determined in accordance with the Amended and Restated Term Loan Credit Agreement) plus 1.10% per annum. The applicable margin over the TIBO Rate for the Term Loan Credit Facility can fluctuate based on the long-term unsecured senior, non-credit enhanced debt rating of Viatris by S&P Global Ratings, Moody’s Investors Service, Inc. and Fitch Ratings, Inc.

The Amended and Restated Term Loan Credit Agreement contains customary affirmative covenants for facilities of this type. The Amended and Restated Term Loan Credit Agreement also contains a financial covenant requiring maintenance of a leverage ratio no greater than 3.75 to 1.00 as of the last day of each fiscal quarter ending after the Closing Date. The Amended and Restated Term Loan Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds.

Fair Value
At June 30, 2026 and December 31, 2025, the aggregate fair value of the Company’s outstanding notes was approximately $11.11 billion and $11.99 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at June 30, 2026 were as follows for each of the years ending December 31:

(In millions)	Total
2026	$—
2027	1,721
2028	1,607
2029	246
2030	1,450
Thereafter	7,920
Total	$12,944

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
12.Comprehensive (Loss) Earnings
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	June 30, 2026	December 31, 2025
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(0.9)	$(0.4)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	276.2	279.6
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	7.2	(3.1)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	175.5	105.1
Foreign currency translation adjustment	(3,282.8)	(3,088.2)
	$(2,824.8)	$(2,707.0)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2026, net of tax			$2.1	$142.9	$(0.8)	$277.8	$(3,221.8)	$(2,799.8)
Other comprehensive earnings (loss) before reclassifications, before tax			0.4	41.7	(0.1)	(1.1)	(61.0)	(20.1)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	5.4		5.4					5.4
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		0.9	0.9					0.9
Amortization of prior service costs included in other (income) expense, net						0.7		0.7
Amortization of actuarial gain included in SG&A						(2.3)		(2.3)
Net other comprehensive earnings (loss), before tax			6.7	41.7	(0.1)	(2.7)	(61.0)	(15.4)
Income tax provision (benefit)			1.6	9.1	—	(1.1)	—	9.6
Balance at June 30, 2026, net of tax			$7.2	$175.5	$(0.9)	$276.2	$(3,282.8)	$(2,824.8)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2026
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2025, net of tax			$(3.1)	$105.1	$(0.4)	$279.6	$(3,088.2)	$(2,707.0)
Other comprehensive earnings (loss) before reclassifications, before tax			3.0	89.9	(0.6)	(1.0)	(194.6)	(103.3)
Amounts reclassified from accumulated other comprehensive earnings (loss), before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	8.7		8.7					8.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.1	2.1					2.1
Amortization of prior service costs included in other (income) expense, net						1.3		1.3
Amortization of actuarial gain included in SG&A						(4.5)		(4.5)
Net other comprehensive earnings (loss), before tax			13.8	89.9	(0.6)	(4.2)	(194.6)	(95.7)
Income tax provision (benefit)			3.5	19.5	(0.1)	(0.8)	—	22.1
Balance at June 30, 2026, net of tax			$7.2	$175.5	$(0.9)	$276.2	$(3,282.8)	$(2,824.8)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at March 31, 2025, net of tax			$9.0	$359.1	$(0.8)	$253.8	$(3,492.0)	$(2,870.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(29.5)	(355.2)	0.2	3.4	507.0	125.9
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(0.7)		(0.7)					(0.7)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			(29.0)	(355.2)	0.2	0.5	507.0	123.5
Income tax (benefit) provision			(7.2)	(76.3)	—	0.5	—	(83.0)
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(48.3)	(528.9)	0.8	6.1	1,005.8	435.5
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.6)		(10.6)					(10.6)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		2.4	2.4					2.4
Amortization of actuarial gain included in SG&A						(5.8)		(5.8)
Net other comprehensive (loss) earnings, before tax			(56.5)	(528.9)	0.8	0.3	1,005.8	421.5
Income tax (benefit) provision			(11.4)	(116.5)	0.2	0.7	—	(127.0)
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)

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
◦Other (Income) Expense, Net (including interest and dividend income, gains and losses from investments, business divestitures, and foreign exchange); and
◦Interest expense.
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

	Three Months Ended June 30, 2026
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,193.7	$713.8	$296.1	$542.3	$3,745.9
Other revenues	9.3	—	0.1	1.5	10.9
Total revenues	$2,203.0	$713.8	$296.2	$543.8	$3,756.8
Less:
Cost of sales	1,036.2	77.4	180.3	237.1
Selling, general and administration	229.5	126.9	39.6	74.4
Segment profit	$937.3	$509.5	$76.3	$232.3	$1,755.4

Reconciliation of segment profit:
Intangible asset amortization expense					(571.9)
Intangible asset (including IPR&D) impairment charges					(7.4)
Research and development					(248.3)
Acquired IPR&D					5.8
Litigation settlements & other contingencies, net					(73.2)
Transaction related and other special items					(437.0)
Corporate and other unallocated					(417.1)
Earnings from operations					$6.3

	Six Months Ended June 30, 2026
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$4,214.5	$1,393.9	$569.5	$1,077.7	$7,255.6
Other revenues	14.5	—	0.2	3.5	18.2
Total revenues	$4,229.0	$1,393.9	$569.7	$1,081.2	$7,273.8
Less:
Cost of sales	2,048.6	148.3	354.7	456.7
Selling, general and administration	462.3	238.8	74.0	145.5
Segment profit	$1,718.1	$1,006.8	$141.0	$479.0	$3,344.9

Reconciliation of segment profit:
Intangible asset amortization expense					(1,156.5)
Intangible asset (including IPR&D) impairment charges					(7.4)
Research and development					(496.9)
Acquired IPR&D					(0.2)
Litigation settlements and other contingencies, net					(126.7)
Transaction related and other special items					(819.4)
Corporate and other unallocated					(811.2)
Loss from operations					$(73.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,119.3	$588.9	$305.7	$555.1	$3,569.0
Other revenues	10.3	—	1.0	1.8	13.1
Total revenues	$2,129.6	$588.9	$306.7	$556.9	$3,582.1
Less:
Cost of sales	1,004.6	62.5	181.7	240.4
Selling, general and administration	249.5	124.6	41.3	78.4
Segment profit	$875.5	$401.8	$83.7	$238.1	$1,599.1

Reconciliation of segment profit:
Intangible asset amortization expense					(583.3)
Intangible asset (including IPR&D) impairment charges					(2.2)
Research and development					(218.8)
Acquired IPR&D					—
Litigation settlements & other contingencies, net					47.6
Transaction related and other special items					(212.8)
Corporate and other unallocated					(396.6)
Earnings from operations					$233.0

	Six Months Ended June 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$4,011.0	$1,144.4	$581.8	$1,075.0	$6,812.2
Other revenues	17.2	—	2.0	5.0	24.2
Total revenues	$4,028.2	$1,144.4	$583.8	$1,080.0	$6,836.4
Less:
Cost of sales	1,930.8	123.3	358.2	453.2
Selling, general and administration	483.8	234.6	79.7	152.7
Segment profit	$1,613.6	$786.5	$145.9	$474.1	$3,020.1

Reconciliation of segment profit:
Intangible asset amortization expense					(1,154.5)
Intangible asset (including IPR&D) impairment charges					(2.2)
Impairment of goodwill					(2,936.8)
Research and development					(440.8)
Acquired IPR&D					(10.0)
Litigation settlements and other contingencies, net					121.1
Transaction related and other special items					(469.3)
Corporate and other unallocated					(776.8)
Loss from operations					$(2,649.2)

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
The following table summarizes the restructuring charges and the reserve activity for the 2026 restructuring program from December 31, 2025 to June 30, 2026:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2025:	$—	$—	$—
Charges (1)	75.8	2.1	77.9
Cash payment	(5.9)	—	(5.9)
Utilization	—	(2.1)	(2.1)
Foreign currency translation	(0.1)	—	(0.1)
Balance at March 31, 2026:	$69.8	$—	$69.8
Charges (1)	22.9	4.4	27.3
Cash payment	(31.4)	—	(31.4)
Utilization	—	(4.4)	(4.4)
Foreign currency translation	(0.5)	—	(0.5)
Balance at June 30, 2026:	$60.8	$—	$60.8
____________
(1)     For the three months ended June 30, 2026, total restructuring charges in Developed Markets, Emerging Markets, Greater China, and Corporate/Other were approximately $19.5 million, $3.5 million, $0.8 million, and $3.5 million. For the six months ended June 30, 2026, total restructuring charges in Developed Markets, Emerging Markets, Greater China, and Corporate/Other were approximately $87.0 million, $9.2 million, $1.3 million, and $7.7 million, respectively.
Additional restructuring charges, primarily for facilities to be closed or disposed of that are not a component of the 2026 restructuring program, were also incurred during the three and six months ended June 30, 2026. At June 30, 2026 and December 31, 2025, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Nashik Manufacturing Facility
As previously disclosed, in February 2026, a fire occurred in a service area at the Company’s oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility was temporarily suspended.

In May 2026, the FDA inspected the facility and issued Form 483 observations. The Company responded to the Form 483 observations and promptly initiated a comprehensive remediation plan. The Company has also engaged independent third-party subject matter experts to support its remediation plan. Activities under the remediation plan are ongoing and have led to intermittent disruptions at the facility.

While production at the facility has resumed, the temporary manufacturing suspension due to the fire at the facility in February along with these intermittent disruptions are expected to impact product supply in the second half of the year.

During the three and six months ended June 30, 2026, the Company recognized total charges of $14.9 million and $86.8 million, respectively, within Cost of Sales in the condensed consolidated statements of operations primarily related to the write off of inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for these losses, including for assets and business interruption. In the event the plant cannot be returned to sustained normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

15.Commitments, Including Licensing and Other Partner Agreements
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
Our potential maximum development milestones not accrued for at June 30, 2026 totaled approximately $408 million. We estimate that the amounts that may be paid through the end of 2026 to be approximately $124 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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

In the normal course of business, Viatris periodically enters into acquisition, divestiture, collaboration, employment, legal settlement and other agreements which include indemnification provisions. The maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not paid material amounts under these indemnification provisions. Further, for certain agreements, the Company maintains insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions.

In connection with the Combination, the Company has generally assumed liability for, and control of, pending and threatened legal matters relating to the Upjohn Business and has agreed to indemnify Pfizer for liabilities arising out of such assumed legal matters. Pfizer, however, has agreed to retain various matters—including certain specified competition law matters—to the extent they arise from conduct during the pre-Distribution period and has agreed to indemnify the Company for liabilities arising out of such matters. If Pfizer were to successfully dispute its retention of these matters, or if there is an adverse outcome in the matters that Pfizer has agreed to retain, this could have an adverse impact on Viatris. In addition, Viatris agreed to pay Pfizer an amount equal to 57% of any losses actually incurred or suffered by Viatris, its predecessors or subsidiaries, since July 29, 2019, arising out of third-party actions relating to the manufacture, distribution, marketing, promotion or sale of opioids by or on behalf of Viatris, its predecessors or subsidiaries. In June 2026, the Company received a letter from Pfizer inquiring about the Company’s plan for payment to Pfizer under the foregoing agreement. The Company disagrees that the payment Pfizer requests is owed. Any loss to the Company as a result of the foregoing disagreement could have an adverse impact on Viatris.

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
Although the Company believes that adequate provisions have been made for these uncertain tax positions, the Company’s assessment of uncertain tax positions, including those arising from legal entity restructuring transactions in connection with the Combination, is based on estimates and assumptions that the Company believes are reasonable, but the estimates for unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variations from such estimates could materially affect the Company’s financial condition, results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.
The Company is subject to ongoing IRS examinations. The years 2020 through 2024 are open years, with 2020 and 2021 under examination. For 2020, there is one open item for which the Company disagrees with the IRS’ conclusion and initiated a mediation process with the IRS through its Fast Track appeal process.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In France, the tax authorities issued notices of assessments to the Company for the years ended December 2013 to December 2015 concerning our tax position with respect to whether income earned by a Company entity not domiciled in France should be subject to French tax. We commenced litigation before the French tax courts where the tax authorities are seeking unpaid taxes, penalties, and interest. In February 2026, the first instance tax court upheld the Company’s tax position and fully cancelled the notices of assessment. In June 2026, the tax authorities filed an appeal.
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

In Italy, the tax authorities have issued notices of assessments to the Company for the years ended December 2016 to December 2019, seeking unpaid taxes, penalties, and interest, concerning our tax position with respect to certain intercompany transactions. We have commenced litigation before the Italian tax courts challenging those assessments and, to date, the Company’s position has been upheld, subject to further appeal by the tax authorities.

The Company has recorded a net reserve for uncertain tax positions of $264.2 million and $293.6 million, including interest and penalties, in connection with its international audits at June 30, 2026 and December 31, 2025, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
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

Drug Pricing Matters
Civil Litigation
Beginning in 2016, the Company, along with other manufacturers, has been named as a defendant in lawsuits filed in the United States and Canada generally alleging anticompetitive conduct with respect to generic drugs. The lawsuits have been filed by plaintiffs that include putative classes of direct purchasers, indirect purchasers, and indirect resellers, as well as individual direct and indirect purchasers and certain cities and counties. The lawsuits allege harm under federal laws and the United States lawsuits also allege harm under state laws, including antitrust laws, state consumer protection laws and unjust enrichment claims. Plaintiffs assert that the Company engaged in individual drug conspiracies with respect to certain products sold by the Company, and in certain lawsuits, plaintiffs assert that the Company engaged in an “overarching conspiracy” with numerous other defendants and seek to impose liability on the Company and the other defendants with respect to all of the alleged products, including products that the individual defendants did not sell. Some of the United States lawsuits also name as defendants the Company’s former President, including allegations against him with respect to a single drug product, and one of the Company’s former sales employees, including allegations against him with respect to certain generic drugs. The vast

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
majority of the United States lawsuits have been consolidated in an MDL proceeding in the Eastern District of Pennsylvania (“EDPA”). Plaintiffs generally seek monetary damages, restitution, declaratory and injunctive relief, attorneys’ fees and costs.

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

With respect to the Canadian lawsuit, in February 2026, the Federal Court in Canada denied Plaintiff’s motion for class certification and the case has been dismissed. This matter is now closed.

The Company believes that it acted lawfully, is continuing to defend itself vigorously, and intends to vigorously contest all aspects of the cases, including the asserted damages.

Attorneys General Litigation
On December 21, 2015, the Company received a subpoena and interrogatories from the Connecticut Office of the Attorney General seeking information relating to the marketing, pricing and sale of certain of the Company’s generic products and communications with competitors about such products. On December 14, 2016, attorneys general of certain states filed a complaint in the United States District Court for the District of Connecticut against several generic pharmaceutical drug manufacturers, including the Company, alleging anticompetitive conduct with respect to, among other things, a single drug product. The complaint has subsequently been amended, including on June 18, 2018, to add attorneys general alleging violations of federal and state antitrust laws, as well as violations of various states’ consumer protection laws. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was subsequently transferred back to the U.S. District Court for the District of Connecticut. The operative complaint includes attorneys general of forty-two states, the District of Columbia and the Commonwealth of Puerto Rico. The Company is alleged to have engaged in anticompetitive conduct with respect to four generic drug products sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. The amended complaint also includes claims asserted by attorneys general of thirty-two states and the Commonwealth of Puerto Rico against certain individuals, including the Company’s former President, with respect to a single drug product. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed.

On May 10, 2019, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against various drug manufacturers and individuals, including the Company and one of its former sales employees, alleging anticompetitive conduct with respect to additional generic drugs sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. The complaint was subsequently amended, including on November 22, 2024, to add states as plaintiffs. The operative complaint is brought by attorneys general of forty-four states, certain territories and the District of Columbia. The amended complaint also includes claims asserted by attorneys general of forty states and certain territories against several individuals, including a former Company sales employee. The operative complaint seeks declaratory and injunctive relief, disgorgement, attorneys’ fees and costs, and certain states seek monetary damages, civil penalties, restitution, and other equitable monetary relief. This lawsuit

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
was transferred to the aforementioned MDL proceeding in the EDPA and was subsequently transferred back to the U.S. District Court for the District of Connecticut.

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether and was subsequently transferred back to the U.S. District Court for the District of Connecticut. The Company’s motions for summary judgment were largely denied with some of the States’ claims for monetary relief being reduced. Trial is scheduled to begin in February 2027. The states currently seek disgorgement, civil penalties, injunctive relief, and damages under certain state laws, which includes damages against all defendants, based on an “overarching conspiracy” claim, that exceeds $1 billion and would be subject to multipliers under certain state laws, but the precise scope of the trial remains to be determined.

The Company has accrued approximately $50.0 million in connection with these matters at June 30, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

On June 26, 2020, a putative class action complaint was filed by the Public Employees Retirement System of Mississippi, which was subsequently amended on November 13, 2020, against Mylan N.V., certain of Mylan N.V.’s former directors and officers, and a former officer/director of the Company (collectively for the purposes of this paragraph, the “defendants”) in the U.S. District Court for the Western District of Pennsylvania (“WDPA”) on behalf of certain purchasers of securities of Mylan N.V. (“WDPA Mylan N.V. Class Action Litigation”). The amended complaint included allegations that defendants engaged in a scheme and made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the Nashik and Morgantown manufacturing plants and inspections at the plants by the FDA. Plaintiff sought certification of a class of purchasers of Mylan N.V. securities between February 16, 2016 and May 7, 2019. In July 2025, the Court held that Plaintiffs’ misstatements claim as to 1 of the 46 challenged statements, and their scheme claim, may proceed to discovery. The complaint sought monetary damages, as well as the plaintiff’s fees and costs. In February 2026, the Company reached an agreement to pay $60 million to fully resolve this matter, which has been approved by the court. This matter is now closed.

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

Beginning in August 2023, stockholder derivative actions purportedly on behalf of Viatris were filed in the WDPA against certain of the Company’s current and former officers, directors, and employees alleging that defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Viatris Class Action Litigation. Viatris was named as a nominal defendant in these derivative actions. Certain of the complaints also asserted claims for corporate waste and unjust enrichment. Plaintiffs sought various forms of relief, including damages, disgorgement, restitution, costs and fees. Following the consolidation of their complaints, in April 2026, Plaintiffs dismissed their complaint. These matters are now closed.

In April 2025, a putative class action complaint, which was subsequently amended in September 2025 and March 2026, was filed against the Company and certain of the Company’s current and former officers, in the WDPA on behalf of certain purchasers of the Company’s securities (“WDPA Indore Class Action Litigation”). The amended complaint alleges that defendants made false or misleading statements or omissions of material fact, in violation of federal securities laws, in connection with disclosures relating to regulatory issues and actions concerning the Company’s Indore manufacturing facility. Plaintiffs seek certification of a class of purchasers of Company securities between February 28, 2024 and February 26, 2025. Plaintiffs seek various forms of relief, including damages, costs and fees.

Beginning in November 2025, stockholder derivative actions purportedly on behalf of Viatris have been filed in the WDPA and the U.S. District Court for the District of Delaware against certain of the Company’s current and former officers and directors alleging that the defendants failed to ensure that the Company was making truthful and accurate statements in connection with the disclosures alleged in the WDPA Indore Class Action Litigation. Viatris is also named as a nominal defendant in these derivative actions. The complaints assert various claims, including, violations of federal securities laws, as well as claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. Plaintiffs seek various forms of relief, including damages, disgorgement, restitution, equitable relief, and costs and fees.

The Company has a total accrual of approximately $60.0 million related to these matters at June 30, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
In April 2025, the Company reached a nationwide settlement framework to resolve opioid-related claims by States, local governments, and Native American tribes against the Company and certain of its subsidiaries. Under the agreed upon framework, the Company would pay up to a maximum of $335 million, consisting of annual payments over a nine-year period of between approximately $27.5 million and $40 million each, to help support state and local efforts to address opioid-related issues. Following a sign-on period, the settlement framework achieved high levels of participation, including all States and Territories, all litigating Native American Tribes, and the vast majority of litigating local governments. Accordingly, the settlement was finalized, and the cases covered by the settlement have either been dismissed or are in the process of being dismissed. The settlement contains no admission of wrongdoing or liability.
Certain cases not covered by the settlement remain pending, including a small number of actions brought by local governments, actions brought by private hospitals, third party payors, personal injury plaintiffs, and actions brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. Some of the pending actions are putative class action lawsuits.
The Company has accrued approximately $281.3 million in connection with these matters at June 30, 2026, which is included in Other Current Liabilities and Other Long-term Obligations in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.1 million as of June 30, 2026 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

In December 2024, health insurance funds located in the EU filed a case in the Amsterdam District Court against Servier and the generic companies, including the Company, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. In April 2026, the Court dismissed the case against the Company for lack of jurisdiction. Plaintiffs have filed an appeal.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In July 2026, Servier filed a case in the Amsterdam District Court against all of the generic companies, including the Company, seeking contribution from the generic companies in the event Servier pays any damages amounts to Plaintiffs.

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
The Company has accrued approximately $35.7 million as of June 30, 2026 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Tyrvaya
Beginning in June 2023, two generic companies notified Oyster Point that they had filed ANDAs with the FDA seeking approval to market generic versions of Tyrvaya® with associated Paragraph IV certifications. Beginning in July 2023, Oyster Point brought patent infringement actions against the generic filers. The Company has entered into settlement agreements with both of the generic filers, granting them licenses to commercialize their generic versions of Tyrvaya® in October 2034 or earlier depending on certain circumstances. This matter is now closed.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amitiza
Beginning in September 2023, Sawai Pharmaceutical Co. (“Sawai”) and Towa Pharmaceutical Co. Ltd. (“Towa”) filed challenges with the Japanese Patent Office (“JPO”) asserting invalidity of JP ’4332353 (“the ’353 patent”) and its patent term extensions (“PTE”) relevant to Amitiza®, which the Company commercializes in Japan in 24µg and 12µg dosages as a licensee of the relevant patents. The remaining PTE for the ‘353 patent, which was granted based on the approval of the 12µg product, expires in April 2027. In April 2025 and June 2025, the JPO upheld the validity of the ‘353 patent and its PTE. Sawai filed appeals against these JPO decisions with the Intellectual Property High Court which, in April and June 2026, were denied. Sawai has appealed the decision on the validity of the ‘353 patent to the Supreme Court of Japan.

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of PTE of five patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 patent itself. In January 2026, the JPO upheld the validity of the August 2027 patent. In May 2026, the JPO upheld the validity of the five challenged PTEs. Sawai has appealed the decision on the validity of the PTEs to the Intellectual Property High Court.

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

Ryzumvi

In February 2025, a generic company notified the Company that it had filed an ANDA with the FDA seeking approval to market a generic version of Ryzumvi® with associated Paragraph IV certifications. The generic company asserts the invalidity and/or non-infringement of Orange Book listed patents that have an expiration date of January 31, 2034, and October 25, 2039. In March 2025, the Company brought a patent infringement action against the generic filer in the U.S. District Court for the District of New Jersey. Trial is scheduled for February 2027. This lawsuit automatically stays FDA approval of the generic company’s ANDA until August 3, 2027, or until an adverse court decision, if any, whichever may occur earlier.

The Company has approximately $3.4 million accrued related to its intellectual property matters at June 30, 2026. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $9 million accrued related to these various other legal proceedings at June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2025 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive (loss) earnings for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million. Such charges are expected to include between $50 million and $100 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $650 million and $750 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations, vendor consolidations, product transfer costs and network related simplification and modernization costs. In addition, management believes the potential savings related to these committed restructuring activities will be between $600 million and $700 million once fully implemented, with most of these savings expected to improve operating cash flow. During the three and six months ended June 30, 2026, the Company recognized total charges of $27.3 million and $105.2 million, respectively, in the condensed consolidated statements of operations related to this restructuring program.

CCPS in Biocon Biologics
In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the equity shares of Biocon were subject to a six-month lock up period. The Company completed the sale of its equity position in Biocon on July 14, 2026 for pre-tax total consideration of approximately $380 million, and recorded a pre-tax loss of $27.4 million in the third quarter of 2026. The pre-tax sale proceeds include the impacts of an approximate 2.7% block sale discount to market, transaction fees, and the strengthening of the U.S. dollar since the Company obtained the equity in January 2026. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for the U.S. market. During the three and six months ended June 30, 2026, the Company recognized a (gain)/loss of approximately $(56.3) million and $8.6 million, respectively, as a result of changes in the fair value of the Biocon equity shares.

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

We have been in regular communication with the FDA during this process and will continue working to satisfy the FDA that the steps we have taken have resolved all the points raised. Our responses were submitted within the required time periods. The facility will be subject to a reinspection by the FDA. The timing of the reinspection will be determined by the FDA; however, we anticipate that the facility will be ready for reinspection in 2026.

As previously disclosed, in February 2026, a fire occurred in a service area at the Company’s oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility was temporarily suspended.

In May 2026, the FDA inspected the facility and issued Form 483 observations. The Company responded to the Form 483 observations and promptly initiated a comprehensive remediation plan. The Company has also engaged independent third-party subject matter experts to support its remediation plan. Activities under the remediation plan are ongoing and have led to intermittent disruptions at the facility.

While production at the facility has resumed, the temporary manufacturing suspension due to the fire at the facility in February along with these intermittent disruptions are expected to impact product supply in the second half of the year. The Company currently anticipates the impact of product supply disruptions to be between $100 million and $150 million to total revenues in the second half of 2026.

During the three and six months ended June 30, 2026, the Company recognized total charges of $14.9 million and $86.8 million, respectively, within Cost of Sales in the condensed consolidated statements of operations primarily related to the write off of inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for these losses, including for assets and business interruption. In the event the plant cannot be returned to sustained normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

The Company has been impacted by and continues to face potential risks associated with the manufacture and supply of its products (including at its Indore and Nashik manufacturing facilities as discussed above), including temporary facility shutdowns, regulatory inspections, the issuance of observations by government authorities, enforcement actions, including warning letters and import alerts, quality control or compliance issues, and operational disruptions affecting the Company or its third-party contract manufacturers and suppliers. These events have resulted in and may in the future result in delays in production, product launches, interruptions in product supply, increased operating costs, or reduced product availability, which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.

We take oversight of our manufacturing network very seriously. Patient safety is our primary and unwavering focus. We will continue to work closely with our customers to mitigate the effects of potential supply disruptions to meet the needs of the patients we serve.

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

During the three and six months ended June 30, 2026, the Company repurchased approximately 9.4 million shares of common stock at a cost of approximately $150.0 million under the program. During the three and six months ended June 30, 2025, the Company repurchased approximately 20.2 million shares of common stock at a cost of approximately $175.0 million, and 38.9 million shares of common stock at a cost of approximately $350.4 million, respectively, under the program. As of June 30, 2026, the Company had repurchased a total of approximately 103.5 million shares of common stock at a cost of approximately $1.15 billion under the program. Additionally, subsequent to June 30, 2026, the Company repurchased approximately 7.1 million shares of common stock at a cost of approximately $120.2 million under the program, bringing the total to approximately 110.6 million shares of common stock at a cost of approximately $1.27 billion under the program, in each case through and including August 4, 2026.

Financial Summary
The table below is a summary of the Company’s financial results for the three and six months ended June 30, 2026 compared to the prior year period:

	Three Months Ended
	June 30,
(In millions, except per share amounts)	2026	2025	Change
Total revenues	$3,756.8	$3,582.1	$174.7
Gross profit	1,456.5	1,332.9	123.6
Earnings from operations	6.3	233.0	(226.7)
Net loss	(118.8)	(4.6)	(114.2)
Diluted loss per share	$(0.10)	$—	$(0.10)

	Six Months Ended
	June 30,
(In millions, except per share amounts)	2026	2025	Change
Total revenues	$7,273.8	$6,836.4	$437.4
Gross profit	2,613.7	2,494.1	119.6
Loss from operations	(73.4)	(2,649.2)	2,575.8
Net earnings (loss)	57.6	(3,046.6)	3,104.2
Diluted earnings (loss) per share	$0.05	$(2.58)	$2.63
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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30,
(In millions, except %s)	2026	2025	% Change	2026 Currency Impact (1)	2026 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,193.7	$2,119.3	4%	$(30.8)	$2,162.9	2%
Greater China	713.8	588.9	21%	(28.6)	685.2	16%
JANZ	296.1	305.7	(3)%	8.1	304.2	—%
Emerging Markets	542.3	555.1	(2)%	2.1	544.4	(2)%
Total net sales	$3,745.9	$3,569.0	5%	$(49.2)	$3,696.7	4%

Other revenues (3)	10.9	13.1	NM	(0.1)	10.8	NM
Consolidated total revenues (4)	$3,756.8	$3,582.1	5%	$(49.3)	$3,707.5	4%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2026 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended June 30, 2026, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $9.3 million, $0.1 million, and $1.5 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the three months ended June 30, 2026, Viatris reported total revenues of $3.76 billion, compared to $3.58 billion for the comparable prior year period, representing an increase of $174.7 million, or 5%. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.75 billion, compared to $3.57 billion for the comparable prior year period, representing an increase of $176.9 million, or 5%. Other revenues for the current quarter were $10.9 million, compared to $13.1 million for the comparable prior year period.
The favorable impact of foreign currency translation was approximately $49.2 million, or 1%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU and China. On a constant currency basis, net sales increased by approximately $127.7 million, or 4%, for the three months ended June 30, 2026 compared to the prior year period. The increase was the result of new product sales, primarily in Developed Markets, of approximately $101.0 million, and net base business growth of approximately $26.7 million, driven by strong net sales in Greater China. New product sales include new products launched in 2026 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 38% and 37% for the three months ended June 30, 2026 and 2025, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets increased by $74.4 million, or 4%, for the three months ended June 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $30.8 million, or

1%. Constant currency net sales increased by approximately $43.6 million, or 2%, when compared to the prior year period, driven primarily by new product sales, primarily octreotide acetate in North America, and strong sales of estradiol transdermal systems. This was partially offset by lower net sales of certain existing products, primarily as a result of certain supply constraints in Europe. Net sales within North America totaled approximately $882.7 million and net sales within Europe totaled approximately $1.31 billion.

Greater China Segment
Net sales from Greater China increased by $124.9 million, or 21%, for the three months ended June 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $28.6 million, or 5%. Constant currency net sales increased by approximately $96.3 million, or 16%, when compared to the prior year period, primarily driven by strong growth across multiple channels, including e-commerce and retail, driven primarily by increased marketing and selling efforts.
JANZ Segment
Net sales from JANZ decreased by $9.6 million, or 3%, for the three months ended June 30, 2026 when compared to the prior year period. The decrease was primarily driven by the unfavorable impact of foreign currency translation of approximately $8.1 million, or 3%. Constant currency net sales decreased by approximately $1.5 million, or essentially flat, when compared to the prior year period.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $12.8 million, or 2%, for the three months ended June 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $2.1 million, or less than 1%. Constant currency net sales decreased by $10.7 million, or 2%, when compared to the prior year period, primarily driven by lower ARV volumes related to continued supply constraints. This decrease was partially offset by higher pricing and volumes of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $2.25 billion for the three months ended June 30, 2025 to $2.30 billion for the three months ended June 30, 2026. The increase in cost of sales was largely driven by the increase in net sales. Refer to Note 4 Divestitures in Part I, Item 1 of this Form 10-Q for more information.

Gross profit for the three months ended June 30, 2026 was $1.46 billion and gross margins were 39%. For the three months ended June 30, 2025, gross profit was $1.33 billion and gross margins were 37%. The changes in gross profit and gross margins are primarily driven by product mix. Adjusted gross margins were approximately 57% for the three months ended June 30, 2026, compared to approximately 57% for the three months ended June 30, 2025.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is as follows:

	Three Months Ended
	June 30,
(In millions, except %s)	2026	2025
U.S. GAAP cost of sales	$2,300.3	$2,249.2
Deduct:
Purchase accounting amortization and other related items	(586.4)	(597.8)
Acquisition and divestiture-related costs	(32.0)	(26.4)
Restructuring costs	(26.9)	(11.3)
Share-based compensation expense	(0.8)	(0.9)
Other special items, including restructuring related costs	(56.3)	(59.1)
Adjusted cost of sales	$1,597.9	$1,553.7

Adjusted gross profit (a)	$2,158.9	$2,028.4

Adjusted gross margin (a)	57%	57%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended June 30, 2026 was $248.3 million, compared to $218.8 million for the comparable prior year period, an increase of $29.5 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Selling, General and Administrative Expense
SG&A expense for the current quarter was $1.13 billion, compared to $928.7 million for the comparable prior year period, an increase of $205.8 million. The increase was primarily driven by a charge of $177.8 million related to the planned sale of the product rights for Tyrvaya® (refer to Note 4 Divestitures in Part I, Item 1 of this Form 10-Q for more information), and higher non-income related taxes and certain other items.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended
	June 30,
(In millions)	2026	2025
Contingent consideration adjustment	$21.3	$(37.7)
Litigation settlements, net	51.9	(9.9)
Total litigation settlements and other contingencies, net	$73.2	$(47.6)
Refer to Note 10 Financial Instruments and Risk Management and Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment and litigation settlements, net, respectively.

Interest Expense
Interest expense for the three months ended June 30, 2026 totaled $120.7 million, compared to $116.6 million for the three months ended June 30, 2025.
Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other (income) expense, net for the three months ended June 30, 2026 totaled $50.4 million of income, compared to $333.5 million of expense for the three months ended June 30, 2025, a change of $383.9 million.

The change was primarily driven by a loss in the prior year period of $284.0 million as a result of changes in the fair value of the CCPS in Biocon Biologics while the Company recorded a gain of $56.3 million in the current year period as a result of changes in the fair value of equity shares of Biocon, and a decrease in the loss on divestitures of $43.8 million. Refer to Note 10 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the Biocon equity shares.

Income Tax Provision (Benefit)
For the three months ended June 30, 2026, the Company recognized an income tax provision of $54.8 million, compared to an income tax benefit of $(212.5) million for the comparable prior year period, a change of $267.3 million. The current quarter was negatively impacted by losses in jurisdictions for which minimal benefit can be recognized and accruals for certain international tax matters, partially offset by the release of reserves for uncertain tax positions due to statute of limitations expirations. The benefit in the prior year period was primarily driven by the loss before income taxes. The current quarter and prior quarter provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30,
(In millions, except %s)	2026	2025	% Change	2026 Currency Impact (1)	2026 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$4,214.5	$4,011.0	5%	$(148.5)	$4,066.0	1%
Greater China	1,393.9	1,144.4	22%	(54.2)	1,339.7	17%
JANZ	569.5	581.8	(2)%	4.3	573.8	(1)%
Emerging Markets	1,077.7	1,075.0	—%	(12.5)	1,065.2	(1)%
Total net sales	$7,255.6	$6,812.2	7%	$(210.9)	$7,044.7	3%

Other revenues (3)	18.2	24.2	NM	(0.2)	18.0	NM
Consolidated total revenues (4)	$7,273.8	$6,836.4	6%	$(211.1)	$7,062.7	3%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2026 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the six months ended June 30, 2026, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $14.5 million, $0.2 million, and $3.5 million, respectively.
(4)Amounts exclude intersegment revenue which eliminates on a consolidated basis.

Total Revenues
For the six months ended June 30, 2026, Viatris reported total revenues of $7.27 billion, compared to $6.84 billion for the comparable prior year period, representing an increase of $437.4 million, or 6%. Total revenues include both net sales and other revenues from third parties. Net sales for the six months ended June 30, 2026 were $7.26 billion, compared to $6.81 billion for the comparable prior year period, representing an increase of $443.4 million, or 7%. Other revenues for the six months ended June 30, 2026 were $18.2 million, compared to $24.2 million for the comparable prior year period.
The favorable impact of foreign currency translation was approximately $210.9 million, or 3%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in the EU and China. On a constant currency basis, net sales increased by approximately $232.5 million, or 3%, for the six months ended June 30, 2026 compared to the prior year period. The increase was the result of new product sales, primarily in Developed Markets, of approximately $171.8 million, and net base business growth of approximately $60.7 million, driven by strong net sales in Greater China. New product sales include new products launched in 2026 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 39% and 37% for the six months ended June 30, 2026 and 2025, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets increased by $203.5 million, or 5%, for the six months ended June 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $148.5 million, or 4%. Constant currency net sales increased by approximately $55.0 million, or 1%, when compared to the prior year period, driven by new product sales, primarily octreotide acetate in North America, and strong sales of estradiol transdermal systems. This was partially offset by lower net sales of certain existing products, primarily as a result of certain supply constraints in Europe. Net sales within North America totaled approximately $1.71 billion and net sales within Europe totaled approximately $2.50 billion.

Greater China Segment
Net sales from Greater China increased by $249.5 million, or 22%, for the six months ended June 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $54.2 million, or 5%. Constant currency net sales increased by approximately $195.3 million, or 17%, when compared to the prior year period, primarily the result of strong growth across multiple channels, including e-commerce and retail, driven primarily by increased marketing and selling efforts.
JANZ Segment
Net sales from JANZ decreased by $12.3 million, or 2%, for the six months ended June 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $4.3 million, or 1%. Constant currency net sales decreased by approximately $8.0 million, or 1%, when compared to the prior year period, driven primarily by lower net sales of existing products in Australia due to additional competition, partially offset by new product sales.
Emerging Markets Segment
Net sales from Emerging Markets increased by $2.7 million, or essentially flat, for the six months ended June 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $12.5 million, or 1%. Constant currency net sales decreased by approximately $9.8 million, or 1%, when compared to the prior year period, primarily driven by lower ARV volumes related to continued supply constraints. This decrease was partially offset by higher pricing and volumes of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $4.34 billion for the six months ended June 30, 2025 to $4.66 billion for the six months ended June 30, 2026. The increase in cost of sales was largely driven by the increase in net sales, higher restructuring costs, and higher costs associated with other special items, which include certain costs for plants slated for sale or closure or undergoing remediation activities, including $86.8 million related to the write off of inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.

Gross profit for the six months ended June 30, 2026 was $2.61 billion and gross margins were 36%. For the six months ended June 30, 2025, gross profit was $2.49 billion and gross margins were 36%. The changes in gross profit and gross margins are primarily related to the increase in net sales and cost of sales discussed above. Adjusted gross margins were approximately 57% for the six months ended June 30, 2026, compared to approximately 56% for the six months ended June 30, 2025.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is as follows:

	Six Months Ended
	June 30,
(In millions, except %s)	2026	2025
U.S. GAAP cost of sales	$4,660.1	$4,342.3
Deduct:
Purchase accounting amortization and other related items	(1,177.9)	(1,181.3)
Acquisition and divestiture-related costs	(60.4)	(38.6)
Restructuring costs	(76.7)	(31.1)
Share-based compensation expense	(1.8)	(2.2)
Other special items, including restructuring related costs	(198.7)	(100.7)
Adjusted cost of sales	$3,144.6	$2,988.4

Adjusted gross profit (a)	$4,129.2	$3,848.0

Adjusted gross margin (a)	57%	56%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the six months ended June 30, 2026 was $496.9 million, compared to $440.8 million for the comparable prior year period, an increase of $56.1 million. This increase was primarily the result of higher expenses for the selatogrel and cenerimod development programs.
Acquired IPR&D
Acquired IPR&D expense for the six months ended June 30, 2026 was $0.2 million, compared to $10.0 million for the comparable prior year period, a decrease of $9.8 million. The current period expense was related to an upfront payment for a licensing deal, and the prior period expense was related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.

Selling, General and Administrative Expense
SG&A expense for the six months ended June 30, 2026 was $2.06 billion, compared to $1.88 billion for the comparable prior year period, an increase of $186.5 million. The increase was primarily driven by a charge of $177.8 million related to the planned sale of the product rights for Tyrvaya®. Refer to Note 4 Divestitures in Part I, Item 1 of this Form 10-Q for more information.
Impairment of Goodwill
During the prior year period, the Company recorded a goodwill impairment charge of $2.94 billion in conjunction with its interim goodwill impairment test performed as of March 31, 2025.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended
	June 30,
(In millions)	2026	2025
Contingent consideration adjustment	$105.7	$(171.4)
Litigation settlements, net	21.0	50.3
Total litigation settlements and other contingencies, net	$126.7	$(121.1)
Refer to Note 10 Financial Instruments and Risk Management and Note 17 Litigation included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment and litigation settlements, net, respectively.

Interest Expense
Interest expense for the six months ended June 30, 2026 totaled $240.8 million, compared to $232.1 million for the six months ended June 30, 2025.
Other (Income) Expense, Net
Other (income) expense, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other (income) expense, net for the six months ended June 30, 2026 totaled $2.9 million of income, compared to $432.8 million of expense for the six months ended June 30, 2025, a change of $435.7 million.

The change was primarily driven by a loss in the prior year period of $399.8 million as a result of changes in the fair value of the CCPS in Biocon Biologics, and a decrease in the loss on divestitures of $66.8 million. This was partially offset by a loss of $8.6 million recorded in the current year period as a result of changes in the fair value of equity shares of Biocon. Refer to Note 10 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the Biocon equity shares.

Income Tax Benefit
For the six months ended June 30, 2026, the Company recognized an income tax benefit of $368.9 million, compared to an income tax benefit of $267.5 million for the comparable prior year period, a change of $101.4 million. The benefit in the current year period is primarily driven by the loss before income taxes, the tax benefit of certain internal restructurings undertaken, and the release of reserves for uncertain tax positions due to statute of limitations expirations. This benefit was partially offset by losses in jurisdictions for which minimal benefit can be recognized and accruals for certain international tax matters. The benefit in the prior year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except per share amounts)	2026		2025		2026		2025
U.S. GAAP net (loss) earnings and U.S. GAAP diluted (loss) earnings per share	$(118.8)	$(0.10)	$(4.6)	$—	$57.6	$0.05	$(3,046.6)	$(2.58)
Purchase accounting amortization (primarily included in cost of sales)	586.4		597.8		1,177.9		1,181.3
Impairment of goodwill	—		—		—		2,936.8
Litigation settlements and other contingencies, net	73.2		(47.6)		126.7		(121.1)
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.2)		(9.5)		(20.3)		(18.7)
Loss on divestitures of businesses (included in other (income) expense, net)	—		43.8		13.9		80.7
Acquisition and divestiture-related costs (primarily included in cost of sales and SG&A) (a)	51.4		53.7		113.7		94.4
Restructuring costs (b)	47.8		26.6		140.3		119.5
Share-based compensation expense	38.7		37.1		86.9		92.3
Other special items included in:
Cost of sales (c)	56.3		59.1		198.7		100.7
Research and development expense	1.1		1.4		3.9		2.1
Selling, general and administrative expense (d)	241.1		30.1		276.5		47.7
Other (income) expense, net (e)	(35.8)		304.6		25.5		406.0
Tax effect of the above items and other income tax related items (f)	(122.7)		(366.5)		(698.7)		(548.8)
Adjusted net earnings and adjusted EPS	$808.5	$0.69	$726.0	$0.62	$1,502.6	$1.28	$1,326.3	$1.11
Weighted average diluted shares outstanding	1,172.4		1,176.8		1,173.8		1,189.9

Significant items include the following:
(a)Acquisition and divestiture-related costs consist primarily of contractual obligations related to divestitures, transaction costs including legal and consulting fees, and integration activities.
(b)For the three and six months ended June 30, 2026, charges include approximately $26.9 million and $76.7 million in cost of sales, approximately $2.0 million and $2.6 million in R&D, and approximately $19.0 million and $61.0 million in SG&A, primarily relating to the 2026 restructuring program.
(c)For the three and six months ended June 30, 2026, includes certain asset impairments, contractual termination costs, and incremental manufacturing variances and certain remediation costs at plants slated for sale or closure or undergoing remediation activities of approximately $44.2 million and $174.9 million, respectively, including charges of $14.9 million and $86.8 million, respectively, primarily related to the write off of inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.
(d)For the three and six months ended June 30, 2026, includes a charge of $177.8 million related to the planned sale of the product rights for Tyrvaya®.
(e)For the three and six months ended June 30, 2026, charges include a (gain)/loss of approximately $(56.3) million and $8.6 million, respectively, as a result of changes in the fair value of the Biocon equity shares.
(f)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net (Loss) Earnings to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net (loss) earnings to EBITDA and adjusted EBITDA for the three and six months ended June 30, 2026 compared to the prior year period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
U.S. GAAP net (loss) earnings	$(118.8)	$(4.6)	$57.6	$(3,046.6)
Add / (deduct) adjustments:
Income tax provision (benefit)	54.8	(212.5)	(368.9)	(267.5)
Interest expense (a)	120.7	116.6	240.8	232.1
Depreciation and amortization (b)	672.3	678.3	1,348.4	1,343.0
EBITDA	$729.0	$577.8	$1,277.9	$(1,739.0)
Add / (deduct) adjustments:
Share-based compensation expense	38.7	37.1	86.9	92.3
Litigation settlements and other contingencies, net	73.2	(47.6)	126.7	(121.1)
Loss on divestitures of businesses	—	43.8	13.9	80.7
Impairment of goodwill	—	—	—	2,936.8
Restructuring, acquisition and divestiture-related and other special items (c)	347.4	467.7	732.4	752.6
Adjusted EBITDA	$1,188.3	$1,078.8	$2,237.8	$2,002.3
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net (Loss) Earnings to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $770.1 million for the six months ended June 30, 2026. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities increased by $14.9 million to $770.1 million for the six months ended June 30, 2026, as compared to net cash provided by operating activities of $755.2 million for the six months ended June 30, 2025. Net cash provided by operating activities is derived from net (loss) earnings adjusted for non-cash operating items, including changes in the fair value of the Biocon equity shares, gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to higher operating earnings.
Investing Activities
Net cash from investing activities was $225.8 million for the six months ended June 30, 2026, as compared to net cash used in investing activities of $117.6 million for the six months ended June 30, 2025, an increase of $343.4 million.

In 2026, significant items in investing activities included the following:
•cash proceeds from the CCPS settlement of $400.0 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $92.7 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2026 calendar year are expected to be approximately $350 million to $450 million.
In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $95.5 million.
Financing Activities
Net cash used in financing activities was $1.45 billion for the six months ended June 30, 2026, as compared to $829.4 million for the six months ended June 30, 2025, an increase of $617.0 million.
In 2026, significant items in financing activities included the following:
•repayment of the 3.950% Senior Notes due 2026 at maturity of approximately $1.675 billion;
•borrowings and repayments under the 2024 Revolving Facility of $550 million;
•proceeds from issuance of 4.250% Euro Senior Notes due 2033 of approximately $752.8 million;
•share repurchases of $150.0 million; and
•cash dividends paid of $279.4 million.
In 2025, significant items in financing activities included the following:
•share repurchases of $350.4 million;
•cash dividends paid of $283.1 million; and
•net cash of $153.7 million paid on behalf of other partners, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $886.5 million at June 30, 2026. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the global banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of June 30, 2026, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of June 30, 2026, the Company did not have any borrowings outstanding under the Receivables Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $250.6 million and $301.9 million of accounts receivable as of June 30, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of June 30, 2026, we assigned and derecognized approximately $84.0 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.
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
For information regarding our dividends paid and declared and share repurchase program, refer to Note 8 (Loss) Earnings per Share included in Part I, Item 1 of this Form 10-Q.
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at June 30, 2026, refer to Note 11 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at June 30, 2026 and expects to remain in compliance for the next twelve months.
We and our subsidiaries and affiliates may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt securities (including any publicly-issued debt securities) in privately negotiated or open market transactions, by tender offer or otherwise, or extend or refinance any of our outstanding indebtedness.
Supplemental Guarantor Financial Information
Viatris Inc. is the issuer of the Registered Upjohn Notes and the 2033 Euro Senior Notes, which are fully and unconditionally guaranteed on a senior unsecured basis by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc.
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

The respective obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. as guarantors of the applicable series of Registered Notes are senior unsecured obligations of the applicable guarantor and rank pari passu in right of payment with all of such guarantor’s existing and future senior unsecured obligations that are not expressly subordinated to such guarantor’s guarantee of the applicable series of Registered Notes, rank senior in right of payment to any future obligations of such guarantor that are expressly subordinated to such guarantor’s guarantee of the applicable series of Registered Notes, and are effectively subordinated to such guarantor’s existing and future secured obligations to the extent of the value of the collateral securing such obligations. Such obligations are structurally subordinated to all of the existing and future liabilities, including trade payables, of the existing and future subsidiaries of such guarantor that do not guarantee the applicable series of Registered Notes.
The guarantees by Mylan Inc., Mylan II B.V. and Utah Acquisition Sub Inc. under the applicable series of Registered Notes will terminate under certain customary circumstances, each as described in the applicable indenture, including: (1) a sale or disposition of the applicable guarantor in a transaction that complies with the applicable indenture such that such guarantor ceases to be a subsidiary of the issuer of the applicable series of Registered Notes; (2) legal defeasance or covenant defeasance or if the issuer’s obligations under the applicable indenture are discharged; (3) with respect to the Utah U.S. Dollar Notes, the earlier to occur of (i) with respect to the guarantee provided by Mylan Inc., (x) the release of Utah Acquisition Sub Inc.’s guarantee under all applicable Mylan Inc. Debt (as defined in the applicable indenture) and (y) Mylan Inc. no longer having any obligations in respect of any Mylan Inc. Debt and (ii) with respect to the guarantee provided by Mylan II B.V., (x) the release of Mylan II B.V.’s guarantee under all applicable Triggering Indebtedness (as defined in the applicable indenture) and (y) the issuer and/or borrower of the applicable Triggering Indebtedness no longer having any obligations with respect to such Triggering Indebtedness; (4) with respect to the guarantees provided by Utah Acquisition Sub Inc. and Mylan II B.V. of the Mylan Inc. U.S. Dollar Notes, subject to certain exceptions set forth in the applicable indenture, such guarantor ceasing to be a guarantor or obligor in respect of any Triggering Indebtedness; and (5) with respect to the Registered Upjohn Notes and the 2033 Euro Senior Notes, (a) upon the applicable guarantor no longer being an issuer or guarantor in respect of (i) Mylan Notes (as defined in the applicable indenture) that have an aggregate principal amount in excess of $500.0 million or (ii) any Triggering Indebtedness; in each case, other than in respect of indebtedness or guarantees, as applicable, that are being concurrently released; or (b) upon receipt of the consent of holders of a majority of the aggregate principal amount of the outstanding notes of such series in accordance with the applicable indenture.
The guarantee obligations of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. under the Registered Notes are subject to certain limitations and terms similar to those applicable to other guarantees of similar instruments, including that (i) the guarantees are subject to fraudulent transfer and conveyance laws and (ii) each guarantee is limited to an amount not to exceed the maximum amount that can be guaranteed by the applicable guarantor without rendering the guarantee, as it relates to such guarantor, voidable under applicable fraudulent transfer and conveyance laws or similar laws affecting the rights of creditors generally.

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	June 30, 2026	December 31, 2025
ASSETS
Current assets	$1,317.8	$1,457.2
Non-current assets	57,235.2	59,413.4

LIABILITIES AND EQUITY
Current liabilities	32,994.1	35,024.2
Non-current liabilities	11,298.5	11,135.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(591.7)	(1,008.2)
Net earnings (loss)	57.6	(3,514.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $453 million accrued for legal contingencies at June 30, 2026.
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

In the normal course of business, Viatris periodically enters into acquisition, divestiture, collaboration, employment, legal settlement and other agreements which include indemnification provisions. The maximum amount to which Viatris may be exposed under such agreements cannot be reasonably estimated due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, we have not paid material amounts under these indemnification provisions. Further, for certain agreements, the Company maintains insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions.

In connection with the Combination, the Company has generally assumed liability for, and control of, pending and threatened legal matters relating to the Upjohn Business and has agreed to indemnify Pfizer for liabilities arising out of such assumed legal matters. Pfizer, however, has agreed to retain various matters—including certain specified competition law matters—to the extent they arise from conduct during the pre-Distribution period and has agreed to indemnify the Company for liabilities arising out of such matters. If Pfizer were to successfully dispute its retention of these matters, or if there is an adverse outcome in the matters that Pfizer has agreed to retain, this could have an adverse impact on Viatris. In addition, Viatris agreed to pay Pfizer an amount equal to 57% of any losses actually incurred or suffered by Viatris, its predecessors or subsidiaries, since July 29, 2019, arising out of third-party actions relating to the manufacture, distribution, marketing, promotion or sale of opioids by or on behalf of Viatris, its predecessors or subsidiaries. In June 2026, the Company received a letter from Pfizer inquiring about the Company’s plan for payment to Pfizer under the foregoing agreement. The Company disagrees that the payment Pfizer requests is owed. Any loss to the Company as a result of the foregoing disagreement could have an adverse impact on Viatris.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2025 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 17 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2025 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	—	—	—
June 1 - June 30, 2026	9,371,060	16.01	9,371,060	849,532,384
Total	9,371,060	$16.01	9,371,060	$849,532,384
____________
(a)Refer to Note 8 (Loss) Earnings per Share included in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended June 30, 2026, the Company repurchased approximately 9.4 million shares of common stock at a cost of approximately $150.0 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.
ITEM 5.     OTHER INFORMATION
    Trading Arrangements

During the three months ended June 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

4.1	Indenture, dated June 17, 2026, among Viatris Inc., as issuer, Utah Acquisition Sub Inc., Mylan II B.V., and Mylan Inc., as guarantors, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on June 18, 2026, and incorporated herein by reference.

4.2	First Supplemental Indenture, dated June 17, 2026, by and among Viatris Inc., Utah Acquisition Sub Inc., Mylan II B.V., Mylan Inc., and The Bank of New York Mellon, as trustee, to the Indenture, dated June 17, 2026, among Viatris Inc., as issuer, Utah Acquisition Sub Inc., Mylan II B.V., and Mylan Inc., as guarantors, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to the Report on Form 8-K filed by Viatris Inc. with the SEC on June 18, 2026, and incorporated herein by reference.

10.1	Separation Agreement and Release with Theodora (Doretta) Mistras, dated May 1, 2026.*

10.2	Offer Letter with Andrew Enrietti, dated August 15, 2025.*

10.3	Viatris Inc. Non-Employee Director Deferral Election Form.*

10.4	Form of Director Deferred Stock Unit Award Agreement under the Viatris Inc. 2020 Stock Incentive Plan for non-employee directors for awards granted on or after June 30, 2026.*

22	List of subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
August 6, 2026

/s/ PAUL CAMPBELL
Paul Campbell
Interim Chief Financial Officer, Chief Accounting Officer & Corporate Controller
(Principal Financial and Accounting Officer)
August 6, 2026