Form 10-Q
period 2026-09-30
Viatris Inc
filed 2026-11-05
CIK 1792044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of common stock outstanding, par value $0.01 per share, of the registrant as of November 2, 2026 was 1,146,454,729.

VIATRIS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2026

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

EDPA	U.S. District Court for the Eastern District of Pennsylvania
Emerging Markets segment	Viatris’ business segment that includes, but is not limited to, our operations primarily in the following markets: Parts of Asia, the Middle East, South and Central America, Africa, and Eastern Europe
EPS	Earnings per share
ERP system	Enterprise resource planning system
EU	European Union
EWSR	Enterprise-wide strategic review
Exchange Act	Securities Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Form 10-Q	This quarterly report on Form 10-Q for the quarterly period ended September 30, 2026
GA Depot	Long-acting glatiramer acetate depot product
Global Systemically Important Banks	Financial institutions that are considered systemically important by the Financial Stability Board
Greater China segment	Viatris’ business segment that includes our operations primarily in the following markets: mainland China, Taiwan and Hong Kong
Idorsia	Idorsia Pharmaceuticals Ltd.
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

NASDAQ	The NASDAQ Stock Market
NDA	New Drug Application
OAI	Official Action Indicated, an official FDA inspection classification indicating that regulatory and/or administrative actions are recommended
OTC	Over-the-counter
OTC Business
Viatris’ OTC business that the Company divested to Cooper Consumer Health SAS in July 2024, including two manufacturing sites located in Merignac, France, and Confienza, Italy, and an R&D site in Monza, Italy. This excludes the Company’s rights for Viagra®, Dymista® (which, in certain limited markets, are sold as OTC products), and select OTC products in certain markets.

Oyster Point	Oyster Point Pharma, Inc.
Pacira BioSciences, Inc.	Pacira
Pacira Merger	The second-step merger pursuant to which the Company will acquire all remaining Pacira Shares not tendered in the Pacira Offer for $36.50 per share in cash
Pacira Merger Agreement	The definitive agreement between the Company and Pacira under which the Company has agreed to acquire all of the outstanding Pacira Shares
Pacira Offer	The Company’s tender offer to acquire all of the outstanding Pacira Shares for $36.50 per share in cash
Pacira Shares	The shares of common stock of Pacira
Pfizer	Pfizer Inc.
PSUs	Performance awards
R&D	Research and development
Receivables Facility	The accounts receivable facility for up to an aggregate amount of $600 million entered into in May 2025 and expiring in April 2028
Registered Notes	The 2033 Euro Senior Notes, the Registered Upjohn Notes, the Utah U.S. Dollar Notes and the Mylan Inc. U.S. Dollar Notes, collectively.

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

PART I — FINANCIAL INFORMATION

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Net sales	$3,734.7	$3,747.5	$10,990.3	$10,559.7
Other revenues	14.8	12.4	33.0	36.6
Total revenues	3,749.5	3,759.9	11,023.3	10,596.3
Cost of sales	2,311.5	2,388.4	6,971.6	6,730.7
Gross profit	1,438.0	1,371.5	4,051.7	3,865.6
Operating expenses:
Research and development	231.7	250.4	728.6	691.2
Acquired IPR&D	5.0	—	5.2	10.0
Selling, general and administrative	950.8	886.6	3,014.1	2,763.4
Impairment of goodwill	—	—	—	2,936.8
Litigation settlements and other contingencies, net	(11.0)	55.7	115.7	(65.4)
Total operating expenses	1,176.5	1,192.7	3,863.6	6,336.0
Earnings (loss) from operations	261.5	178.8	188.1	(2,470.4)
Interest expense	112.4	119.6	353.2	351.7
Other expense, net	21.2	67.1	18.3	499.9
Earnings (loss) before income taxes	127.9	(7.9)	(183.4)	(3,322.0)
Income tax provision (benefit)	453.2	120.3	84.3	(147.2)
Net loss	$(325.3)	$(128.2)	$(267.7)	$(3,174.8)
Loss per share attributable to Viatris Inc. shareholders
Basic	$(0.28)	$(0.11)	$(0.23)	$(2.70)
Diluted	$(0.28)	$(0.11)	$(0.23)	$(2.70)
Weighted average shares outstanding:
Basic	1,148.6	1,164.6	1,155.8	1,176.7
Diluted	1,148.6	1,164.6	1,155.8	1,176.7

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(325.3)	$(128.2)	$(267.7)	$(3,174.8)
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(6.1)	(74.0)	(200.7)	931.8
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	—	(3.9)	(4.2)	(3.6)
Net unrecognized (loss) gain on derivatives in cash flow hedging relationships	(0.6)	11.5	13.2	(45.0)
Net unrecognized gain (loss) on derivatives in net investment hedging relationships	13.5	25.3	103.4	(503.6)
Net unrealized (loss) gain on available-for-sale fixed income securities	(1.2)	0.3	(1.8)	1.1
Other comprehensive earnings (loss), before tax	5.6	(40.8)	(90.1)	380.7
Income tax provision (benefit)	2.9	8.0	25.0	(119.0)
Other comprehensive earnings (loss), net of tax	2.7	(48.8)	(115.1)	499.7
Comprehensive loss	$(322.6)	$(177.0)	$(382.8)	$(2,675.1)

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited in millions, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Assets
Current assets:
Cash and cash equivalents	$1,789.2	$1,322.4
Accounts receivable, net	3,121.2	3,031.3
Inventories	3,829.2	3,999.2
Prepaid expenses and other current assets	1,558.2	1,436.3
Total current assets	10,297.8	9,789.2
Property, plant and equipment, net	2,419.8	2,614.0
Intangible assets, net	13,079.5	15,102.1
Goodwill	6,620.0	6,754.7
Deferred income tax benefit	1,173.0	1,061.2
Other assets	1,092.5	1,871.9
Total assets	$34,682.6	$37,193.1

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Accounts payable	$1,653.3	$1,754.1
Income taxes payable	120.0	124.0
Current portion of long-term debt and other long-term obligations	1,727.5	1,933.3
Other current liabilities	3,135.7	3,282.9
Total current liabilities	6,636.5	7,094.3
Long-term debt	11,587.5	12,480.6
Deferred income tax liability	776.0	892.0
Other long-term obligations	1,997.1	2,014.9
Total liabilities	20,997.1	22,481.8
Equity
Viatris Inc. shareholders’ equity
Common stock: $0.01 par value, 3,000,000,000 shares authorized; shares issued: 1,258,911,040 and 1,245,391,929 as of September 30, 2026 and December 31, 2025	12.6	12.5
Additional paid-in capital	18,459.1	18,801.3
Retained deficit	(656.0)	(388.3)
Accumulated other comprehensive loss	(2,822.1)	(2,707.0)
	14,993.6	15,718.5
Less: Treasury stock — at cost
Common stock shares: 112,461,919 and 94,176,848 as of September 30, 2026 and December 31, 2025	1,308.1	1,007.2
Total equity	13,685.5	14,711.3
Total liabilities and equity	$34,682.6	$37,193.1
See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited; in millions, except share and per share amounts)

			Additional Paid-In Capital	Retained Deficit			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2026	1,258,784,090	$12.6	$18,560.4	$(330.7)	103,547,908	$(1,157.1)	$(2,824.8)	$14,260.4
Net loss	—	—	—	(325.3)	—	—	—	(325.3)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	2.7	2.7
Issuance of restricted stock and stock options exercised, net	94,710	—	—	—	—	—	—	—
Taxes related to the net share settlement of equity awards	—	—	(0.7)	—	—	—	—	(0.7)
Share-based compensation expense	—	—	39.6	—	—	—	—	39.6
Common stock repurchase	—	—	—	—	8,914,011	(151.0)	—	(151.0)
Issuance of common stock	32,240	—	0.5	—	—	—	—	0.5
Cash dividends declared, $0.12 per common share	—	—	(140.7)	—	—	—	—	(140.7)
Balance at September 30, 2026	1,258,911,040	$12.6	$18,459.1	$(656.0)	112,461,919	$(1,308.1)	$(2,822.1)	$13,685.5

			Additional Paid-In Capital	Retained Deficit			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2025	1,245,391,929	$12.5	$18,801.3	$(388.3)	94,176,848	$(1,007.2)	$(2,707.0)	$14,711.3
Net loss	—	—	—	(267.7)	—	—	—	(267.7)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(115.1)	(115.1)
Issuance of restricted stock and stock options exercised, net	13,407,867	0.1	16.4	—	—	—	—	16.5
Taxes related to the net share settlement of equity awards	—	—	(57.7)	—	—	—	—	(57.7)
Share-based compensation expense	—	—	126.5	—	—	—	—	126.5
Common stock repurchase	—	—	—	—	18,285,071	(300.9)	—	(300.9)
Issuance of common stock	111,244	—	1.7	—	—	—	—	1.7
Cash dividends declared, $0.36 per common share	—	—	(429.1)	—	—	—	—	(429.1)
Balance at September 30, 2026	1,258,911,040	$12.6	$18,459.1	$(656.0)	112,461,919	$(1,308.1)	$(2,822.1)	$13,685.5
See Notes to Condensed Consolidated Financial Statements

			Additional Paid-In Capital	Retained Earnings (Deficit)			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at June 30, 2025	1,245,047,557	$12.5	$18,998.2	$80.0	79,334,807	$(855.8)	$(2,664.4)	$15,570.5
Net loss	—	—	—	(128.2)	—	—	—	(128.2)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48.8)	(48.8)
Issuance of restricted stock and stock options exercised, net	172,798	—	0.2	—	—	—	—	0.2
Taxes related to the net share settlement of equity awards	—	—	(0.7)	—	—	—	—	(0.7)
Share-based compensation expense	—	—	36.0	—	—	—	—	36.0
Common stock repurchase	—	—	—	—	6,787,315	(68.4)	—	(68.4)
Issuance of common stock	63,913	—	0.6	—	—	—	—	0.6
Cash dividends declared, $0.12 per common share	—	—	(143.6)	—	—	—	—	(143.6)
Balance at September 30, 2025	1,245,284,268	$12.5	$18,890.7	$(48.2)	86,122,122	$(924.2)	$(2,713.2)	$15,217.6

			Additional Paid-In Capital	Retained Earnings (Deficit)			Accumulated Other Comprehensive Loss	Total Equity
	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2024	1,234,131,491	$12.3	$18,921.6	$3,418.8	40,483,663	$(504.3)	$(3,212.9)	$18,635.5
Net loss	—	—	—	(3,174.8)	—	—	—	(3,174.8)
Other comprehensive earnings, net of tax	—	—	—	—	—	—	499.7	499.7
Issuance of restricted stock and stock options exercised, net	10,943,849	0.2	14.2	—	—	—	—	14.4
Taxes related to the net share settlement of equity awards	—	—	(31.7)	—	—	—	—	(31.7)
Share-based compensation expense	—	—	128.3	—	—	—	—	128.3
Common stock repurchase	—	—	—	—	45,638,459	(419.9)	—	(419.9)
Issuance of common stock	208,928	—	1.9	—	—	—	—	1.9
Cash dividends declared, $0.36 per common share	—	—	(143.6)	(292.2)	—	—	—	(435.8)
Balance at September 30, 2025	1,245,284,268	$12.5	$18,890.7	$(48.2)	86,122,122	$(924.2)	$(2,713.2)	$15,217.6

See Notes to Condensed Consolidated Financial Statements

VIATRIS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(267.7)	$(3,174.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,045.6	2,031.5
Share-based compensation expense	126.5	128.3
Deferred income tax benefit	(236.2)	(228.3)
Loss on disposal of business	13.9	79.1
Acquired IPR&D	5.2	15.0
Impairment of goodwill	—	2,936.8
Other non-cash items	452.5	835.8
Litigation settlements and other contingencies, net	119.9	(45.1)
Changes in operating assets and liabilities:
Accounts receivable	(233.5)	62.7
Inventories	(206.9)	(122.2)
Accounts payable	(34.0)	(186.5)
Income taxes	(57.4)	(238.4)
Other operating assets and liabilities, net	(58.4)	(593.8)
Net cash provided by operating activities	1,669.5	1,500.1
Cash flows from investing activities:
Proceeds from the sale of investments	779.8	—
Capital expenditures	(178.4)	(182.3)
Purchase of marketable securities	(24.2)	(18.1)
Proceeds from the sale of marketable securities	24.2	18.1
Payments for product rights and other, net	(85.9)	(32.9)
Purchases of IPR&D	(8.3)	(15.0)
Proceeds from the sale of property, plant and equipment	10.9	13.7
Net cash provided by (used in) investing activities	518.1	(216.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,302.8	—
Payments of long-term debt	(2,225.0)	—
Purchase of common stock	(300.0)	(415.4)
Change in short-term borrowings, net	—	1.7
Taxes paid related to net share settlement of equity awards	(57.5)	(30.3)
Contingent consideration payments	(11.4)	(13.1)
Payments of financing fees	(4.7)	(1.3)
Cash dividends paid	(416.9)	(423.0)
Issuance of common stock	1.7	2.0
Other items, net	(25.2)	(178.1)
Net cash used in financing activities	(1,736.2)	(1,057.5)
Effect on cash of changes in exchange rates	(6.7)	41.3
Net increase in cash, cash equivalents and restricted cash	444.7	267.4
Cash, cash equivalents and restricted cash — beginning of period	1,348.0	736.1
Cash, cash equivalents and restricted cash — end of period	$1,792.7	$1,003.5
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
The interim results of operations and comprehensive loss for the three and nine months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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
The following table presents the Company’s net sales by product category for each of our reportable segments for the three and nine months ended September 30, 2026 and 2025, respectively:

(In millions)	Three Months Ended September 30, 2026
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,184.6	$697.1	$143.5	$436.2	$2,461.4
Generics	1,031.3	5.5	143.6	92.9	1,273.3
Total Viatris	$2,215.9	$702.6	$287.1	$529.1	$3,734.7

(In millions)	Nine Months Ended September 30, 2026
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,375.9	$2,085.1	$426.7	$1,324.6	$7,212.3
Generics	3,054.5	11.4	429.9	282.2	3,778.0
Total Viatris	$6,430.4	$2,096.5	$856.6	$1,606.8	$10,990.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Three Months Ended September 30, 2025
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$1,241.3	$612.3	$159.1	$424.1	$2,436.8
Generics	1,014.3	2.9	147.2	146.3	1,310.7
Total Viatris	$2,255.6	$615.2	$306.3	$570.4	$3,747.5

(In millions)	Nine Months Ended September 30, 2025
Product Category	Developed Markets	Greater China	JANZ	Emerging Markets	Total
Brands	$3,382.5	$1,751.6	$461.4	$1,242.7	$6,838.2
Generics	2,884.1	8.0	426.7	402.7	3,721.5
Total Viatris	$6,266.6	$1,759.6	$888.1	$1,645.4	$10,559.7
___________
(a)Amounts include the impact of foreign currency fluctuations.
The following table presents net sales on a consolidated basis for select key products for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Select Key Global Products
Lipitor ®	$451.9	$396.1	$1,366.1	$1,172.0
Norvasc ®	190.2	179.7	600.4	534.7
EpiPen® Auto-Injectors	155.8	157.2	386.1	390.7
Lyrica ®	114.2	126.5	355.4	367.2
Creon ®	98.1	93.1	292.9	266.9
Viagra ®	94.1	105.2	302.0	304.0
Zoloft ®	78.8	66.8	222.8	188.1
Celebrex ®	70.2	73.3	213.7	206.7
Effexor ®	63.9	67.2	192.6	189.6
Xalabrands	43.9	38.6	121.9	116.4

Select Key Segment Products
Influvac ®	$90.6	$125.4	$100.5	$130.8
Yupelri ®	71.5	71.4	204.7	196.3
Xanax ®	36.6	34.2	109.5	100.4
Amitiza ®	36.4	40.8	109.8	115.7
Dymista ®	35.4	33.8	112.5	125.0
____________
(a)The Company does not disclose net sales for any products considered competitively sensitive.
(b)Products disclosed may change in future periods, including as a result of seasonality, competition or new product launches.
(c)Amounts include the impact of foreign currency fluctuations compared to the prior year period.
(d)Refer to intellectual property matters included in Note 18 Litigation for additional information regarding Amitiza®.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Variable Consideration and Accounts Receivable
The following table presents a reconciliation of gross sales to net sales by each significant category of variable consideration during the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Gross sales	$5,860.1	$6,208.3	$17,863.3	$17,753.3
Gross to net adjustments:
Chargebacks	(1,043.9)	(1,265.9)	(3,383.8)	(3,684.5)
Rebates, promotional programs and other sales allowances	(878.9)	(975.0)	(2,898.3)	(2,864.0)
Returns	(49.4)	(48.7)	(136.3)	(150.8)
Governmental rebate programs	(153.2)	(171.2)	(454.6)	(494.3)
Total gross to net adjustments	$(2,125.4)	$(2,460.8)	$(6,873.0)	$(7,193.6)
Net sales	$3,734.7	$3,747.5	$10,990.3	$10,559.7
___________
(a)Amounts include the impact of foreign currency fluctuations.
No significant revisions were made to the methodology used in determining these provisions or the nature of the provisions during the three and nine months ended September 30, 2026. Such allowances were comprised of the following at September 30, 2026 and December 31, 2025, respectively:

(In millions)	September 30, 2026	December 31, 2025
Accounts receivable, net	$1,154.4	$1,257.4
Other current liabilities	941.9	1,011.2
Total	$2,096.3	$2,268.6
Accounts receivable, net was comprised of the following at September 30, 2026 and December 31, 2025, respectively:

(In millions)	September 30, 2026	December 31, 2025
Trade receivables, net	$2,631.4	$2,577.6
Other receivables	489.8	453.7
Accounts receivable, net	$3,121.2	$3,031.3
Accounts Receivable Factoring Arrangements
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $149.9 million and $301.9 million of accounts receivable as of September 30, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of September 30, 2026, we assigned and derecognized approximately $50.7 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.

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

4.Acquisitions and Other Transactions
Acquisition of Pacira BioSciences Inc.
On October 8, 2026, the Company entered into the Pacira Merger Agreement with Pacira under which Viatris has agreed to acquire all of the outstanding Pacira Shares for $36.50 per share in cash, representing an aggregate equity value of $1.65 billion. Pacira brings two established, high-margin, patent-protected, in-market U.S. products – EXPAREL® (bupivacaine liposome injectable suspension) and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension). Viatris plans to leverage its intellectual property expertise and proven ability to extend product lifecycles and sustain meaningful sales after the entry of competition to maximize the long-term value of the Pacira portfolio and expects to expand the products' reach across select markets within its global infrastructure.

On October 30, 2026, the Company commenced the Pacira Offer to purchase all of the issued and outstanding Pacira Shares for $36.50 per share in cash, net of applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the related Pacira Merger Agreement. The Pacira Offer and withdrawal rights will expire at one minute after 11:59 p.m., Eastern Time, on November 16, 2026, unless the Pacira Offer is extended or earlier terminated in accordance with the Pacira Merger Agreement. Following completion of the Pacira Offer, Viatris will acquire all remaining Pacira Shares not tendered in the Pacira Offer through the Pacira Merger for the same consideration. The Company expects to fund the transaction primarily from excess cash with the remainder from short-term borrowings.

The transaction, which was unanimously approved by the boards of directors of both companies, is subject to customary closing conditions, including the tender of a majority of the outstanding Pacira Shares and expiration of the applicable regulatory waiting period. The transaction is expected to close by the end of November 2026.

5.Divestitures
By the end of 2024, the Company had substantially completed the previously announced divestitures of its OTC Business, its women’s healthcare business primarily related to oral and injectable contraceptives, its API business in India, its rights to two women’s healthcare products in certain countries, and commercialization rights in the majority of the Upjohn Distributor Markets.

During the nine months ended September 30, 2026, the Company recorded additional pre-tax charges of approximately $13.9 million, and during the three and nine months ended September 30, 2025, the Company recorded pre-tax (gain) charges of approximately $(1.6) million and $79.1 million, respectively, primarily related to the divestitures of the OTC and API businesses. The additional charges were recorded as a component of Other Expense, Net in the condensed consolidated statements of operations, and were primarily due to an increase in estimated transaction related costs, including the assumption of additional contractual obligations, as well as the impact of working capital and other transaction-related adjustments.

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

Sale of Tyrvaya® Product Rights

On August 3, 2026, the Company entered into a definitive agreement to sell the product rights for Tyrvaya® for upfront cash consideration of $30 million and potential contingent sales milestones of up to $70 million. On October 1, 2026, the Company amended and restated the definitive agreement to retain the rights to commercialize Tyrvaya® in Japan, subject to future sales royalties, and subsequently closed the transaction.

During the second quarter of 2026, the Company determined that the intangible asset related to Tyrvaya® should be classified as held for sale. Upon classification as held for sale, the Company recognized a charge of $177.8 million to write down the intangible asset to fair value, less cost to sell. During the third quarter of 2026, the Company adjusted the assets and liabilities held for sale, resulting in a gain of $0.8 million. The amounts are included in SG&A on the condensed consolidated statements of operations. The assets and liabilities reclassified as held for sale are included in Prepaid Expenses and Other Current Assets and Other Current Liabilities, respectively, in the condensed consolidated balance sheet.

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
The following table summarizes stock options activity:

	Number of Stock Options	Weighted Average Exercise Price per Share
Outstanding at December 31, 2025	2,460,805	$34.21
Exercised	(37,393)	9.91
Forfeited	(605,947)	43.25
Outstanding at September 30, 2026	1,817,465	$31.70
Vested and expected to vest at September 30, 2026	1,817,465	$31.70
Exercisable at September 30, 2026	1,817,465	$31.70
As of September 30, 2026, stock options outstanding, stock options vested and expected to vest, and stock options exercisable each had average remaining contractual terms of 2.0 years, and each had aggregate intrinsic values of approximately $0.4 million.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the changes in the Company’s nonvested Restricted Stock Awards (restricted stock and restricted stock unit awards, including PSUs) from December 31, 2025 to September 30, 2026 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2025	32,916,111	$10.59
Granted	14,565,838	13.69
Released	(15,618,994)	10.90
Forfeited	(2,752,042)	11.32
Nonvested at September 30, 2026	29,110,913	$11.90
As of September 30, 2026, the Company had $201.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which we expect to recognize over the remaining weighted average vesting period of 1.5 years. The total intrinsic value of Restricted Stock Awards released and stock options exercised during the nine months ended September 30, 2026 and 2025 was $222.8 million and $120.9 million, respectively.

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
Net Periodic Benefit Cost
Components of net periodic benefit cost for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Pension and Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Service cost	$8.7	$7.4	$26.0	$22.3
Interest cost	16.0	16.2	48.0	48.7
Expected return on plan assets	(17.6)	(16.8)	(52.7)	(50.4)
Amortization of prior service costs	0.6	—	1.9	—
Recognized net actuarial gains	(2.2)	(2.9)	(6.7)	(8.7)
Net periodic benefit cost	$5.5	$3.9	$16.5	$11.9
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

8.Balance Sheet Components
Selected balance sheet components consist of the following:
Cash and restricted cash

(In millions)	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$1,789.2	$1,322.4	$975.3
Restricted cash, included in prepaid expenses and other current assets	3.5	25.6	28.2
Cash, cash equivalents and restricted cash	$1,792.7	$1,348.0	$1,003.5

Inventories

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$1,392.6	$1,422.4
Work in process	472.5	491.7
Finished goods	1,964.1	2,085.1
Inventories	$3,829.2	$3,999.2
Prepaid expenses and other current assets

(In millions)	September 30, 2026	December 31, 2025
Prepaid expenses	$266.2	$225.4
Available-for-sale fixed income securities	40.0	40.7
Fair value of financial instruments	107.2	84.2
Equity securities	69.9	65.7
Deferred charge for taxes on intercompany profit	616.3	568.3
Income tax receivable	298.9	315.8
Other current assets	159.7	136.2
Prepaid expenses and other current assets	$1,558.2	$1,436.3
Prepaid expenses consist primarily of prepaid rent, insurance and other individually insignificant items.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Property, plant and equipment, net

(In millions)	September 30, 2026	December 31, 2025
Machinery and equipment	$3,174.7	$3,043.4
Buildings and improvements	1,537.9	1,527.9
Construction in progress	348.0	448.5
Land and improvements	105.9	114.9
Gross property, plant and equipment	5,166.5	5,134.7
Accumulated depreciation	2,746.7	2,520.7
Property, plant and equipment, net	$2,419.8	$2,614.0
Other assets

(In millions)	September 30, 2026	December 31, 2025
CCPS in Biocon Biologics (1)	—	815.0
Operating lease right-of-use assets	251.4	271.3
Other long-term assets	841.1	785.6
Other assets	$1,092.5	$1,871.9
(1)    Refer to Note 11 Financial Instruments and Risk Management for additional information.

Accounts payable

(In millions)	September 30, 2026	December 31, 2025
Trade accounts payable	$1,011.5	$1,293.7
Other payables	641.8	460.4
Accounts payable	$1,653.3	$1,754.1

Other current liabilities

(In millions)	September 30, 2026	December 31, 2025
Accrued sales allowances	$941.9	$1,011.2
Payroll and employee benefit liabilities	698.2	756.4
Legal and professional accruals, including litigation accruals	309.4	326.3
Contingent consideration	18.5	28.5
Accrued restructuring	57.0	40.2
Accrued interest	155.3	52.9
Fair value of financial instruments	87.8	166.6
Operating lease liability	113.5	109.4
Other	754.1	791.4
Other current liabilities	$3,135.7	$3,282.9

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Other long-term obligations

(In millions)	September 30, 2026	December 31, 2025
Employee benefit liabilities	$398.9	$425.9
Contingent consideration	422.3	343.1
Tax related items, including contingencies	302.3	332.6
Operating lease liability	153.5	178.1
Accrued restructuring	163.4	116.3
Other	556.7	618.9
Other long-term obligations	$1,997.1	$2,014.9

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
Basic and diluted loss per share attributable to Viatris Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Basic loss attributable to Viatris Inc. common shareholders (numerator):
Net loss attributable to Viatris Inc. common shareholders	$(325.3)	$(128.2)	$(267.7)	$(3,174.8)
Shares (denominator):
Weighted average shares outstanding	1,148.6	1,164.6	1,155.8	1,176.7
Basic loss per share attributable to Viatris Inc. shareholders	$(0.28)	$(0.11)	$(0.23)	$(2.70)

Diluted loss attributable to Viatris Inc. common shareholders (numerator):
Net loss attributable to Viatris Inc. common shareholders	$(325.3)	$(128.2)	$(267.7)	$(3,174.8)
Shares (denominator):
Weighted average shares outstanding	1,148.6	1,164.6	1,155.8	1,176.7
Share-based awards	—	—	—	—
Total dilutive shares outstanding	1,148.6	1,164.6	1,155.8	1,176.7
Diluted loss per share attributable to Viatris Inc. shareholders	$(0.28)	$(0.11)	$(0.23)	$(2.70)
Additional stock options and Restricted Stock Awards were outstanding during the three and nine months ended September 30, 2026 and 2025, but were not included in the computation of diluted loss per share for each respective period because the effect would be anti-dilutive. Excluded shares also include certain PSUs whose performance conditions had not been fully met. Such excluded shares and anti-dilutive awards represented 22.5 million shares and 24.5 million shares for the three and nine months ended September 30, 2026, respectively, and 12.9 million shares and 22.6 million shares for the three and nine months ended September 30, 2025, respectively.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company paid a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock in March 2026, June 2026, and September 2026. On November 2, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.12 per share on the Company’s issued and outstanding common stock, which will be payable on December 16, 2026 to shareholders of record as of the close of business on November 23, 2026. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Board of Directors, and will depend upon factors, including but not limited to, the Company’s financial condition, earnings, capital requirements of its businesses, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors deems relevant. The Company also paid quarterly cash dividends of $0.12 per share on the Company’s issued and outstanding common stock in each of the four quarters of 2025.
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

During the three and nine months ended September 30, 2026, the Company repurchased approximately 8.9 million shares of common stock at a cost of approximately $150.0 million, and 18.3 million shares of common stock at a cost of approximately $300.0 million, respectively, under the program. During the three and nine months ended September 30, 2025, the Company repurchased approximately 6.8 million shares of common stock at a cost of approximately $67.9 million, and 45.6 million shares of common stock at a cost of approximately $418.3 million, respectively, under the program. As of September 30, 2026, the Company had repurchased a total of approximately 112.5 million shares of common stock at a cost of approximately $1.30 billion under the program.

10.Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows:

(In millions)	Developed Markets (1)	Greater China	JANZ (2)	Emerging Markets (3)	Total
Balance at December 31, 2025:	5,024.5	933.2	—	797.0	6,754.7
Foreign currency translation	(143.3)	8.3	—	0.3	(134.7)
Balance at September 30, 2026:	$4,881.2	$941.5	$—	$797.3	$6,620.0
____________
(1)Balances as of September 30, 2026 and December 31, 2025 include an accumulated impairment loss of $3.19 billion.
(2)Balances as of September 30, 2026 and December 31, 2025 include an accumulated impairment loss of $651.8 million.
(3)Balances as of September 30, 2026 and December 31, 2025 include an accumulated impairment loss of $499.0 million.

The Company reviews goodwill for impairment annually on April 1st or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company performed its annual goodwill impairment test as of April 1, 2026 on a quantitative basis for its four reporting units with remaining goodwill (North America, Europe, Emerging Markets, and Greater China). In estimating each reporting unit’s fair value, the Company performed an extensive valuation analysis, utilizing a discounted cash flow approach. The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions, utilizing Level 3 inputs, primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, capital expenditures forecasts and control premium. As of April 1, 2026, the Company’s North America and Emerging Markets reporting units each had fair values in excess of 10% of the respective unit’s carrying value, and the Company’s Europe and Greater China reporting units each had fair values in excess of 40% of the respective unit’s carrying value.

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

Intangible Assets, Net
Intangible assets consist of the following components at September 30, 2026 and December 31, 2025:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2026
Product rights, licenses and other (1)	13	$33,725.0	$21,320.5	$12,404.5
In-process research and development		675.0	—	675.0
		$34,400.0	$21,320.5	$13,079.5
December 31, 2025
Product rights, licenses and other (1)	13	$34,506.8	$20,110.7	$14,396.1
In-process research and development		706.0	—	706.0
		$35,212.8	$20,110.7	$15,102.1
____________
(1)Represents amortizable intangible assets. Other intangible assets consist principally of customer lists and contractual rights.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Amortization expense, intangible asset impairment charges and IPR&D intangible asset impairment charges (which are included as a component of amortization expense) are classified primarily within Cost of Sales in the condensed consolidated statements of operations and were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Intangible asset amortization expense	$558.3	$593.4	$1,714.8	$1,747.9
Intangible asset impairment charges	17.5	—	24.9	—
IPR&D intangible asset impairment charges	31.0	—	31.0	2.2
Total intangible asset amortization expense (including impairment charges)	$606.8	$593.4	$1,770.7	$1,750.1

Intangible asset amortization expense over the remainder of 2026 and for the years ending December 31, 2027 through 2030 is estimated to be as follows (1):

(In millions)
2026	$557
2027	2,023
2028	1,770
2029	1,190
2030	1,183
____________
(1)Excludes the pending Pacira acquisition.

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
The following table summarizes the principal amounts of the Company’s outstanding Euro and Yen borrowings and the notional amounts of the Euro and Yen borrowings designated as net investment hedges:

		Notional Amount Designated as a Net Investment Hedge
(In millions)	Principal Amount	September 30, 2026	December 31, 2025
1.362% Euro Senior Notes due 2027	€850.0	€850.0	€850.0
3.125% Euro Senior Notes due 2028 (1)	750.0	—	750.0
1.908% Euro Senior Notes due 2032	1,250.0	1,250.0	1,250.0
4.250% Euro Senior Notes due 2033	650.0	650.0	—
Euro Total	€3,500.0	€2,750.0	€2,850.0

Yen
YEN Term Loan	¥40,000.0	¥40,000.0	¥40,000.0
Yen Total	¥40,000.0	¥40,000.0	¥40,000.0
____________
(1)In February 2026, the Company de-designated the €750.0 million 3.125% Euro Senior Notes due 2028 as net investment hedges.
At September 30, 2026, the principal amount of the Company’s outstanding Yen borrowings and the notional amount of the Yen borrowings designated as net investment hedges was $254.1 million.
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
During the second quarter of 2025, the Company executed foreign currency forward contracts with notional amounts totaling Chinese Renminbi 1.42 billion (approximately $200 million) maturing in December 2026 and Chinese Renminbi 695 million (approximately $100 million) maturing in December 2027. During the second quarter of 2026, the Company settled certain of these foreign currency forward contracts with notional amounts totaling $100 million that were maturing in December 2026 and entered into new contracts with notional amounts totaling $50 million maturing in December 2027 and $25 million maturing in December 2028. In October 2026, the Company settled certain of these foreign currency forward contracts with notional amounts totaling $100 million that were maturing in December 2026. The transactions hedge a portion of the Company’s net investment in certain Chinese Renminbi functional currency subsidiaries. The contracts are designated as net investment hedges.

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
The following table summarizes the classification and fair values of derivative instruments in our condensed consolidated balance sheets:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2026 Fair Value	December 31, 2025 Fair Value	Balance Sheet Location	September 30, 2026 Fair Value	December 31, 2025 Fair Value
Derivatives designated as hedges:
Cross-currency interest rate swaps	Prepaid expenses & other current assets	$—	$—	Other current liabilities	$—	50.1
Foreign currency forward contracts	Prepaid expenses & other current assets	11.0	6.5	Other current liabilities	21.9	21.5
Foreign currency forward contracts		—	—	Other long-term obligations	8.5	2.7
Total derivatives designated as hedges		11.0	6.5		30.4	74.3
Derivatives not designated as hedges:
Foreign currency forward contracts	Prepaid expenses & other current assets	96.2	77.7	Other current liabilities	65.9	95.0
Total derivatives not designated as hedges		96.2	77.7		65.9	95.0
Total derivatives		$107.2	$84.2		$96.3	$169.3

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The following table summarizes information about the gains/(losses) incurred to hedge or offset operational foreign exchange or interest rate risk:

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Three months ended September 30,
(In millions)	Location of Gain/(Loss)	2026	2025	2026	2025	2026	2025
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(2.1)	$6.2	$(2.0)	$(2.1)
Interest rate swaps	Interest expense (3)	—	—	0.2	(0.9)	0.2	(1.2)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	—	2.7	—	1.9	—	—
Foreign currency forward contracts	Other expense, net (3)	—	—	(2.2)	1.2	1.0	1.2
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	13.9	18.0	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (2)	18.3	168.4	—	—	—	—
Total		$18.3	$171.1	$9.8	$26.4	$(0.8)	$(2.1)

		Amount of Gains/(Losses) Recognized in Earnings		Amount of Gains/(Losses) Recognized in AOCE (Net of Tax) on Derivatives		Amount of Gains/(Losses) Reclassified from AOCE into Earnings
		Nine months ended September 30,
(In millions)	Location of Gain/(Loss)	2026	2025	2026	2025	2026	2025
Derivative Financial Instruments in Cash Flow Hedging Relationships (1) :
Foreign currency forward contracts	Net sales (3)	$—	$—	$(0.4)	$(28.6)	$(10.7)	$8.5
Interest rate swaps	Interest expense (3)	—	—	(1.5)	(2.8)	(1.9)	(3.6)
Derivative Financial Instruments in Net Investment Hedging Relationships:
Cross-currency interest rate swaps	Interest expense (2)	2.0	9.5	9.7	(58.2)	—	—
Foreign currency forward contracts	Other expense, net (3)	—	—	(8.5)	(3.4)	3.3	2.3
Non-derivative Financial Instruments in Net Investment Hedging Relationships:
Foreign currency borrowings		—	—	83.2	(331.4)	—	—
Derivative Financial Instruments Not Designated as Hedging Instruments:
Foreign currency option and forward contracts	Other expense, net (2)	47.6	(66.8)	—	—	—	—
Total		$49.6	$(57.3)	$82.5	$(424.4)	$(9.3)	$7.2
____________
(1)At September 30, 2026, the Company expects that approximately $7.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next twelve months.
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
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2026			December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$1,370.6	$—	$—	$982.2	$—	$—
Total cash equivalents	1,370.6	—	—	982.2	—	—
Equity securities:
Exchange traded funds	66.5	—	—	62.3	—	—
Marketable securities	3.4	—	—	3.4	—	—
Total equity securities	69.9	—	—	65.7	—	—
CCPS in Biocon Biologics	—	—	—	—	815.0	—
Available-for-sale fixed income investments:
Corporate bonds	—	13.5	—	—	14.1	—
U.S. Treasuries	—	20.9	—	—	20.2	—
Agency mortgage-backed securities	—	1.9	—	—	2.3	—
Asset backed securities	—	3.4	—	—	3.8	—
Other	—	0.3	—	—	0.3	—
Total available-for-sale fixed income investments	—	40.0	—	—	40.7	—
Foreign exchange derivative assets	—	107.2	—	—	84.2	—
Total assets at recurring fair value measurement	$1,440.5	$147.2	$—	$1,047.9	$939.9	$—
Financial Liabilities
Foreign exchange derivative liabilities	$—	$96.3	$—	$—	$119.2	$—
Interest rate swap derivative liabilities	—	—	—	—	50.1	—
Contingent consideration	—	—	440.8	—	—	371.6
Total liabilities at recurring fair value measurement	$—	$96.3	$440.8	$—	$169.3	$371.6

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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
•CCPS in Biocon Biologics — In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the equity shares of Biocon were subject to a six-month lock up period. The Company completed the sale of its equity position in Biocon on July 14, 2026 for pre-tax total consideration of approximately $380 million. The pre-tax sale proceeds include the impacts of an approximate 2.7% block sale discount to market, transaction fees, and the strengthening of the U.S. dollar since the Company obtained the equity in January 2026. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for the U.S. market. During the three and nine months ended September 30, 2026, the Company recognized a pre-tax loss of approximately $27.4 million and $36.0 million, respectively, as a component of Other Expense, Net as a result of changes in the fair value and subsequent sale of the Biocon equity shares. During the three and nine months ended September 30, 2025, the Company recorded a loss of $100.0 million and $499.8 million, respectively, as a component of Other Expense, Net as a result of remeasuring the CCPS in Biocon Biologics to fair value. The Company’s CCPS in Biocon Biologics were classified as equity securities and were included in Other Assets in the condensed consolidated balance sheets.
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

Contingent Consideration
As of September 30, 2026 and December 31, 2025, the Company had a contingent consideration liability of $411.0 million and $307.0 million, respectively, related to the Idorsia Transaction. For the nine months ended September 30, 2026, the change in fair value was primarily driven by a change in probabilities on both development programs as a result of the progress of the clinical trials. As of September 30, 2026 and December 31, 2025, the Company had a contingent consideration liability of $29.8 million and $64.6 million, respectively, related to the Respiratory Delivery Platform.

The measurement of these contingent consideration liabilities is calculated using unobservable Level 3 inputs based on the Company’s own assumptions primarily related to the probability and timing of future events, including the timing of additional potential competition, and payments which are discounted using a market rate of return. At September 30, 2026, discount rates ranging from 10.0% to 18.0%, and at December 31, 2025, discount rates ranging from 8.5% to 19.0% were utilized in the valuations. Significant changes in unobservable inputs could result in material changes to the contingent consideration liabilities.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
A rollforward of the activity in the Company’s fair value of contingent consideration from December 31, 2025 to September 30, 2026 is as follows:

(In millions)	Current Portion (1)	Long-Term Portion (2)	Total Contingent Consideration
Balance at December 31, 2025	$28.5	$343.1	$371.6
Payments	(21.6)	—	(21.6)
Reclassifications	11.6	(11.6)	—
Accretion	—	2.6	2.6
Fair value loss (3)	—	88.2	88.2
Balance at September 30, 2026	$18.5	$422.3	$440.8
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Long-Term Debt
A summary of long-term debt is as follows:

($ in millions)	Interest Rate as of September 30, 2026	September 30, 2026	December 31, 2025
Current portion of long-term debt:
2026 Senior Notes (a) **	3.950%	$—	$1,674.3
2027 Euro Senior Notes ****	1.362%	969.3	—
2027 Senior Notes ***	2.300%	754.2	—
YEN Term Loan Facility	Variable	—	255.2
Other		1.3	1.0
Deferred financing fees		—	(0.6)
Current portion of long-term debt		$1,724.8	$1,929.9

Non-current portion of long-term debt:
2027 Euro Senior Notes ****	1.362%	—	1,011.5
2027 Senior Notes ***	2.300%	—	758.6
2028 Euro Senior Notes **	3.125%	848.0	878.5
2028 Senior Notes *	4.550%	749.7	749.5
2030 Senior Notes ***	2.700%	1,482.5	1,488.8
2032 Euro Senior Notes ****	1.908%	1,485.6	1,549.2
2033 Euro Senior Notes ***	4.250%	734.6	—
2040 Senior Notes ***	3.850%	1,624.7	1,630.1
2043 Senior Notes *	5.400%	497.7	497.6
2046 Senior Notes **	5.250%	999.9	999.9
2048 Senior Notes *	5.200%	748.0	747.9
2050 Senior Notes ***	4.000%	2,183.1	2,186.8
YEN Term Loan Facility	Variable	254.1	—
Other		3.2	2.7
Deferred financing fees		(23.6)	(20.5)
Long-term debt		$11,587.5	$12,480.6
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

Fair Value
At September 30, 2026 and December 31, 2025, the aggregate fair value of the Company’s outstanding notes was approximately $10.69 billion and $11.99 billion, respectively. The fair values of the outstanding notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the notional amount of outstanding long-term debt at September 30, 2026 were as follows for each of the years ending December 31:

(In millions)	Total
2026	$—
2027	1,713
2028	1,600
2029	254
2030	1,450
Thereafter	7,902
Total	$12,919

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
13.Comprehensive Loss
Accumulated other comprehensive loss, as reflected in the condensed consolidated balance sheets, is comprised of the following:

(In millions)	September 30, 2026	December 31, 2025
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale fixed income securities, net of tax	$(1.8)	$(0.4)
Net unrecognized gain and prior service cost related to defined benefit plans, net of tax	275.7	279.6
Net unrecognized gain (loss) on derivatives in cash flow hedging relationships, net of tax	6.8	(3.1)
Net unrecognized gain on derivatives in net investment hedging relationships, net of tax	186.1	105.1
Foreign currency translation adjustment	(3,288.9)	(3,088.2)
	$(2,822.1)	$(2,707.0)
Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2026, net of tax			$7.2	$175.5	$(0.9)	$276.2	$(3,282.8)	$(2,824.8)
Other comprehensive earnings (loss) before reclassifications, before tax			(2.4)	13.5	(1.2)	1.6	(6.1)	5.4
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.0		2.0					2.0
Gain on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)					(0.2)
Amortization of prior service costs included in other expense, net						0.6		0.6
Amortization of actuarial gain included in SG&A						(2.2)		(2.2)
Net other comprehensive earnings (loss), before tax			(0.6)	13.5	(1.2)	—	(6.1)	5.6
Income tax provision (benefit)			(0.2)	2.9	(0.3)	0.5	—	2.9
Balance at September 30, 2026, net of tax			$6.8	$186.1	$(1.8)	$275.7	$(3,288.9)	$(2,822.1)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2026
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2025, net of tax			$(3.1)	$105.1	$(0.4)	$279.6	$(3,088.2)	$(2,707.0)
Other comprehensive earnings (loss) before reclassifications, before tax			0.6	103.4	(1.8)	0.6	(200.7)	(97.9)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	10.7		10.7					10.7
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.9	1.9					1.9
Amortization of prior service costs included in other expense, net						1.9		1.9
Amortization of actuarial gain included in SG&A						(6.7)		(6.7)
Net other comprehensive earnings (loss), before tax			13.2	103.4	(1.8)	(4.2)	(200.7)	(90.1)
Income tax provision (benefit)			3.3	22.4	(0.4)	(0.3)	—	25.0
Balance at September 30, 2026, net of tax			$6.8	$186.1	$(1.8)	$275.7	$(3,288.9)	$(2,822.1)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-for-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at June 30, 2025, net of tax			$(12.8)	$80.2	$(0.6)	$253.8	$(2,985.0)	$(2,664.4)
Other comprehensive (loss) earnings before reclassifications, before tax			8.2	25.3	0.3	(1.0)	(74.0)	(41.2)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	2.1		2.1					2.1
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		1.2	1.2					1.2
Amortization of actuarial gain included in SG&A						(2.9)		(2.9)
Net other comprehensive (loss) earnings, before tax			11.5	25.3	0.3	(3.9)	(74.0)	(40.8)
Income tax (benefit) provision			2.9	5.5	0.1	(0.5)	—	8.0
Balance at September 30, 2025, net of tax			$(4.2)	$100.0	$(0.4)	$250.4	$(3,059.0)	$(2,713.2)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2025
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Net Investment Hedges	Gains and Losses on Available-For-Sale Fixed Income Securities	Defined Pension Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign Currency Forward Contracts	Interest Rate Swaps	Total
Balance at December 31, 2024, net of tax			$32.3	$492.6	$(1.2)	$254.2	$(3,990.8)	$(3,212.9)
Other comprehensive (loss) earnings before reclassifications, before tax			(40.1)	(503.6)	1.1	5.1	931.8	394.3
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(8.5)		(8.5)					(8.5)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		3.6	3.6					3.6
Amortization of actuarial gain included in SG&A						(8.7)		(8.7)
Net other comprehensive (loss) earnings, before tax			(45.0)	(503.6)	1.1	(3.6)	931.8	380.7
Income tax (benefit) provision			(8.5)	(111.0)	0.3	0.2	—	(119.0)
Balance at September 30, 2025, net of tax			$(4.2)	$100.0	$(0.4)	$250.4	$(3,059.0)	$(2,713.2)

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

	Three Months Ended September 30, 2026
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,215.9	$702.6	$287.1	$529.1	$3,734.7
Other revenues	8.9	—	3.9	2.0	14.8
Total revenues	$2,224.8	$702.6	$291.0	$531.1	$3,749.5
Less:
Cost of sales	997.7	79.4	180.7	240.0
Selling, general and administration	226.1	138.8	42.1	68.9
Segment profit	$1,001.0	$484.4	$68.2	$222.2	$1,775.8

Reconciliation of segment profit:
Intangible asset amortization expense					(558.3)
Intangible asset (including IPR&D) impairment charges					(48.5)
Research and development					(231.7)
Acquired IPR&D					(5.0)
Litigation settlements and other contingencies, net					11.0
Transaction related and other special items					(256.3)
Corporate and other unallocated					(425.5)
Earnings from operations					$261.5

	Nine Months Ended September 30, 2026
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$6,430.4	$2,096.5	$856.6	$1,606.8	$10,990.3
Other revenues	23.4	—	4.1	5.5	33.0
Total revenues	$6,453.8	$2,096.5	$860.7	$1,612.3	$11,023.3
Less:
Cost of sales	3,046.3	227.7	535.4	696.7
Selling, general and administration	688.4	377.6	116.1	214.4
Segment profit	$2,719.1	$1,491.2	$209.2	$701.2	$5,120.7

Reconciliation of segment profit:
Intangible asset amortization expense					(1,714.8)
Intangible asset (including IPR&D) impairment charges					(55.9)
Research and development					(728.6)
Acquired IPR&D					(5.2)
Litigation settlements and other contingencies, net					(115.7)
Transaction related and other special items					(1,075.7)
Corporate and other unallocated					(1,236.7)
Earnings from operations					$188.1

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$2,255.6	$615.2	$306.3	$570.4	$3,747.5
Other revenues	10.0	—	1.0	1.4	12.4
Total revenues	$2,265.6	$615.2	$307.3	$571.8	$3,759.9
Less:
Cost of sales	1,092.5	65.4	199.2	264.6
Selling, general and administration	229.0	133.0	37.9	73.6
Segment profit	$944.1	$416.8	$70.2	$233.6	$1,664.7

Reconciliation of segment profit:
Intangible asset amortization expense					(593.4)
Research and development					(250.4)
Litigation settlements and other contingencies, net					(55.7)
Transaction related and other special items					(205.6)
Corporate and other unallocated					(380.8)
Earnings from operations					$178.8

	Nine Months Ended September 30, 2025
(In millions)	Developed Markets	Greater China	JANZ	Emerging Markets	Total Reportable Segments
Net sales	$6,266.6	$1,759.6	$888.1	$1,645.4	$10,559.7
Other revenues	27.2	—	3.0	6.4	36.6
Total revenues	$6,293.8	$1,759.6	$891.1	$1,651.8	$10,596.3
Less:
Cost of sales	3,023.3	188.7	557.4	717.8
Selling, general and administration	712.8	367.6	117.6	226.3
Segment profit	$2,557.7	$1,203.3	$216.1	$707.7	$4,684.8

Reconciliation of segment profit:
Intangible asset amortization expense					(1,747.9)
Intangible asset (including IPR&D) impairment charges					(2.2)
Impairment of goodwill					(2,936.8)
Research and development					(691.2)
Acquired IPR&D					(10.0)
Litigation settlements and other contingencies, net					65.4
Transaction related and other special items					(674.9)
Corporate and other unallocated					(1,157.6)
Loss from operations					$(2,470.4)

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
15.Restructuring and Other
2026 Restructuring Program
In 2025, the Company initiated an EWSR to enable the Company to build a more focused, efficient and future-ready organization and position the Company for sustained growth beginning in 2026. On February 26, 2026, the Company announced the results of its EWSR, and as a part of the review, committed to and began implementation of certain restructuring activities. These restructuring activities are expected to optimize the Company’s commercial capabilities, enabling functions, R&D, medical affairs and regulatory activities, and sourcing, manufacturing and supply chain activities, including inventory optimization. As a result, the Company expects a global workforce reduction of up to approximately 10%. The Company anticipates that these restructuring activities, as well as associated costs and savings, will be completed primarily over the three years ending 2028.

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
The following table summarizes the restructuring charges and the reserve activity for the 2026 restructuring program from December 31, 2025 to September 30, 2026:

(In millions)	Employee Related Costs	Other Exit Costs	Total
Balance at December 31, 2025:	$—	$—	$—
Charges (1)	75.8	2.1	77.9
Cash payment	(5.9)	—	(5.9)
Utilization	—	(2.1)	(2.1)
Foreign currency translation	(0.1)	—	(0.1)
Balance at March 31, 2026:	$69.8	$—	$69.8
Charges (1)	22.9	4.4	27.3
Cash payment	(31.4)	—	(31.4)
Utilization	—	(4.4)	(4.4)
Foreign currency translation	(0.5)	—	(0.5)
Balance at June 30, 2026:	$60.8	$—	$60.8
Charges (1)	47.2	4.9	52.1
Cash payment	(19.8)	(0.5)	(20.3)
Utilization	—	(4.4)	(4.4)
Foreign currency translation	(1.2)	—	(1.2)
Balance at September 30, 2026:	$87.0	$—	$87.0
____________
(1)     For the three months ended September 30, 2026, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $49.1 million, $(0.2) million, $0.3 million, $0.6 million, and $2.3 million, respectively. For the nine months ended September 30, 2026, total restructuring charges in Developed Markets, Greater China, JANZ, Emerging Markets, and Corporate/Other were approximately $136.1 million, $1.1 million, $0.3 million, $9.8 million, and $10.0 million, respectively.

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
Additional restructuring charges, primarily for facilities to be closed or disposed of that are not a component of the 2026 restructuring program, were also incurred during the three and nine months ended September 30, 2026. At September 30, 2026 and December 31, 2025, accrued liabilities for restructuring and other cost reduction programs were primarily included in other current liabilities and other long-term obligations in the condensed consolidated balance sheets.

Nashik Manufacturing Facility
As previously disclosed, in February 2026, a fire occurred in a service area at the Company’s oral solid dose manufacturing facility in Nashik, India. Manufacturing at the facility was temporarily suspended.

In May 2026, the FDA inspected the facility and issued Form 483 observations. The Company responded to the Form 483 observations and promptly initiated a comprehensive remediation plan. The Company has also engaged independent third-party subject matter experts to support its remediation plan. While production at the facility had resumed, the temporary suspension of manufacturing and activities under the remediation plan led to disruptions at the facility.

In September 2026, the Company received notice from the FDA that the inspection classification of the facility was OAI, which could lead to enforcement actions, including a warning letter or import alert. In October 2026, out of an abundance of caution, the Company voluntarily suspended manufacturing at the facility to focus on remediation activities. The Company expects to resume production at the facility during the first quarter of 2027. The foregoing manufacturing suspension is expected to result in incremental costs associated with the Company’s remediation activities, operational inefficiencies, reduced production volumes and delays in production during the affected period. Any enforcement action by the FDA in connection with the OAI inspection classification of the facility could also lead to additional delays in production, product launches, interruptions in product supply, increased operating costs, or reduced product availability, one or more of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.

During the three and nine months ended September 30, 2026, the Company recognized total charges of $11.8 million and $98.6 million, respectively, within Cost of Sales in the condensed consolidated statements of operations primarily related to the write off of inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for these losses, including for assets and business interruption. In the event the plant cannot be returned to sustained normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

16.Commitments, Including Licensing and Other Partner Agreements
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
Our potential maximum development milestones not accrued for at September 30, 2026 totaled approximately $386 million. We estimate that the amounts that may be paid through the end of 2026 to be approximately $50 million. These agreements may also include potential sales-based milestones and call for us to pay a percentage of amounts earned from the sale of the product as a royalty or a profit share. The amounts disclosed do not include sales-based milestones or royalty or profit share obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to these obligations is not reasonably estimable. These sales-based milestones or royalty or profit share obligations may be significant depending upon the level of commercial sales for each product.
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

VIATRIS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued
The Company is subject to ongoing IRS examinations. The years 2020 through 2025 are open years, with 2020 and 2021 under examination. For 2020, there is one open item for which the Company disagrees with the IRS’ conclusion and initiated a mediation process with the IRS through its Fast Track appeal process.

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

The Company has recorded a net reserve for uncertain tax positions of $270.5 million and $293.6 million, including interest and penalties, in connection with its international audits at September 30, 2026 and December 31, 2025, respectively. In connection with our international tax audits, it is possible that we will incur material losses above the amounts reserved.
The Company’s major U.S. state taxing jurisdictions remain open from fiscal year 2015 through 2025, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2013 through 2025.
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

The EDPA Court has selected additional cases to proceed as bellwethers, which consist of non-class cases filed by direct and indirect purchasers against the Company and other defendants. In a case filed by Humana, the Court had stayed the case prior to a trial scheduled to begin in September 2026. No new trial date has been set. Defendants’ motions for summary judgment have been largely denied with some narrowing of claims, potentially reducing claimed damages. Humana has dismissed with prejudice all of its claims – including those based on an “overarching conspiracy” – except for its claims related to a single drug product. The Company and one other generic manufacturer remain as defendants in the Humana case. Humana is asserting damages of approximately $300 million against the remaining defendants, which is subject to trebling under federal law with respect to Humana’s direct purchases and multipliers under certain state laws in connection with its indirect purchases.

Trials have been scheduled to begin in two other bellwether cases involving the Company in August 2027 and January 2028.

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

On June 10, 2020, certain attorneys general filed a new complaint in the United States District Court for the District of Connecticut against drug manufacturers, including the Company, and individual defendants (none from the Company), alleging anticompetitive conduct with respect to additional generic drugs sold by the Company as well as an “overarching conspiracy” with respect to the various products asserted in the operative complaint against the Defendants. On September 9, 2021, the complaint was amended, adding an additional state as a plaintiff. The operative complaint is brought by attorneys general of forty-two states, certain territories and the District of Columbia. The states’ claim for disgorgement and restitution under federal law, and certain state law claims brought by certain states, have been dismissed. This lawsuit was transferred to the aforementioned MDL proceeding in the EDPA and was ordered to proceed as a bellwether and was subsequently transferred back to the U.S. District Court for the District of Connecticut. The Company’s motions for summary judgment were largely denied with some of the States’ claims for monetary relief being reduced. In October 2026, the states dismissed their overarching conspiracy claim against the Company. As a result, the Company is no longer a defendant in the trial scheduled to begin in February 2027. With respect to the states’ sole remaining claims on three individual drug products, the Court ordered these claims to proceed separately. No trial date has been scheduled. The states currently seek disgorgement, civil penalties, declaratory and injunctive relief, attorneys’ fees and costs, and damages under certain state laws.

The Company has accrued approximately $50.0 million in connection with these matters at September 30, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has a total accrual of approximately $60.0 million related to these matters at September 30, 2026, which is included in Other Current Liabilities in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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
Certain cases not covered by the settlement remain pending, including a small number of actions brought by local governments, private hospitals, third party payors, a personal injury plaintiff, and an action brought on behalf of children with Neonatal Abstinence Syndrome due to alleged exposure to opioids. Some of the pending actions are putative class action lawsuits.
The Company has accrued approximately $281.3 million in connection with these matters at September 30, 2026, which is included in Other Current Liabilities and Other Long-term Obligations in the condensed consolidated balance sheets. Although it is reasonably possible that the Company may incur additional losses from these matters, any amount cannot be reasonably estimated at this time. In addition, the Company expects to incur additional legal and other professional service expenses associated with such matters in future periods and will recognize these expenses as services are received. The Company believes that the ultimate amount paid for these services and claims could have a material effect on the Company's business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price in future periods.

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

The Company has accrued approximately €12.2 million as of September 30, 2026 related to this matter. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

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

Bodies of national health authorities in England, Wales, Scotland, and Northern Ireland filed a case in the English High Court against Servier, seeking monetary damages, plus interest, purportedly arising from the settlement agreements. Servier has joined the generic companies, including the Company, as defendants in this litigation. The case has been transferred to the U.K. Competition Appeals Tribunal. The Company has reached an agreement in principle to resolve this matter.

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
The Company has accrued approximately $35.6 million as of September 30, 2026 for its product liability matters. It is reasonably possible that we will incur additional losses and fees above the amount accrued but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Nitrosamines
The Company, along with numerous other manufacturers, retailers, and others, are parties to litigation relating to alleged trace amounts of nitrosamine impurities in certain products, including valsartan and ranitidine. The vast majority of these lawsuits naming the Company in the United States are pending in two MDLs, namely an MDL pending in the United States District Court for the District of New Jersey concerning valsartan and an MDL pending in the United States District Court for the Southern District of Florida concerning ranitidine. The lawsuits against the Company in the MDLs include putative and certified classes seeking the refund of the purchase price and other economic and punitive damages allegedly sustained by consumers and end payors as well as individuals seeking compensatory and punitive damages for personal injuries allegedly caused by ingestion of the medications. A similar lawsuit pertaining to valsartan is pending in Israel. Third party payor, consumer and medical monitoring classes were certified in the valsartan MDL. The Company has also received requests to indemnify purchasers of the Company’s API and/or finished dose forms of these products. The Company has reached an agreement to resolve the valsartan personal injury lawsuits in the U.S.

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

Beginning in April 2024, Sawai filed challenges with the JPO with respect to the 12µg strength, asserting invalidity of PTE of five patents expiring in October 2025, September 2026, August 2027, November 2027, and December 2028, and challenged the validity of the August 2027 and December 2028 patents themselves. In January 2026, the JPO upheld the validity of the August 2027 patent. In May 2026, the JPO upheld the validity of the five challenged PTEs. Sawai has appealed the decision on the validity of the PTEs to the Intellectual Property High Court.

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

The Company has approximately $0.7 million accrued related to its intellectual property matters at September 30, 2026. It is reasonably possible that we may incur additional losses and fees but we cannot estimate a range of such reasonably possible losses or legal fees related to these claims at this time.

Other Litigation
The Company is involved in various other legal proceedings including commercial, contractual, employment, or other similar matters that are considered normal to its business. The Company has approximately $17 million accrued related to these various other legal proceedings at September 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Viatris Inc. and subsidiaries for the periods presented. Unless context requires otherwise, the “Company,” “Viatris,” “our” or “we” refer to Viatris Inc. and its subsidiaries.
This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Viatris’ 2025 Form 10-K, the unaudited interim financial statements and related Notes included in Part I — Item 1 of this Form 10-Q and our other SEC filings and public disclosures. The interim results of operations and comprehensive loss for the three and nine months ended September 30, 2026, and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
•the possibility that the Company may not complete the proposed acquisition of Pacira within the timeframe it anticipates or at all and, if completed, the possibility that the Company may not realize the anticipated benefits, synergies and operating efficiencies of the proposed acquisition;
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

For more detailed information on the risks and uncertainties associated with Viatris, see the risks described in Part I, Item 1A in the 2025 Form 10-K, Part II, Item 1A of this Form 10-Q, and our other filings with the SEC. You can access Viatris’ filings with the SEC through the SEC website at www.sec.gov or through our website, and Viatris strongly encourages you to do so. Viatris routinely posts information that may be important to investors on our website at investor.viatris.com, and we use this website address as a means of disclosing material information to the public in a broad, non-exclusionary manner for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). The contents of our website are not incorporated by reference in this Form 10-Q and shall not be deemed “filed” under the Securities Exchange Act of 1934, as amended. Viatris undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q other than as required by law.
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
For branded products, the majority of the product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. For example, generic entry for Amitiza® 24 μg may occur in Japan in June 2027 depending on the outcome of patent litigation.

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
In addition to the impact of competition, government pricing actions and other measures designed to reduce healthcare costs, our results of operations, cash flows and financial condition could also be affected by other risks of doing business throughout the world, including the impact of inflation, elections, geopolitical events, including the ongoing conflicts in the Middle East and between Russia and Ukraine and related trade controls, sanctions, supply chain disruptions and staffing challenges and other economic considerations, longer review, response and approval times as a result of evolving regulatory priorities and reductions in personnel at health agencies, the potential for adverse impacts from future tariffs and trade restrictions, foreign currency exchange fluctuations, public health epidemics, changes in intellectual property legal protections and other regulatory changes.

Recent Developments
Pacira Acquisition
On October 8, 2026, the Company entered into the Pacira Merger Agreement with Pacira under which Viatris has agreed to acquire all of the outstanding Pacira Shares for $36.50 per share in cash, representing an aggregate equity value of $1.65 billion. Pacira brings two established, high-margin, patent-protected, in-market U.S. products – EXPAREL® (bupivacaine liposome injectable suspension) and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension). Viatris plans to leverage its intellectual property expertise and proven ability to extend product lifecycles and sustain meaningful sales after the entry of competition to maximize the long-term value of the Pacira portfolio and expects to expand the products' reach across select markets within its global infrastructure.

On October 30, 2026, the Company commenced the Pacira Offer to purchase all of the issued and outstanding Pacira Shares for $36.50 per share in cash, net of applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the related Pacira Merger Agreement. The Pacira Offer and withdrawal rights will expire at one minute after 11:59 p.m., Eastern Time, on November 16, 2026, unless the Pacira Offer is extended or earlier terminated in accordance with the Pacira Merger Agreement. Following completion of the Pacira Offer, Viatris will acquire all remaining Pacira Shares not tendered in the Pacira Offer through the Pacira Merger for the same consideration. The Company expects to fund the transaction primarily from excess cash with the remainder from short-term borrowings.

The transaction, which was unanimously approved by the boards of directors of both companies, is subject to customary closing conditions, including the tender of a majority of the outstanding Pacira Shares and expiration of the applicable regulatory waiting period. The transaction is expected to close by the end of November 2026.

2026 Restructuring Program
In 2025, the Company initiated an EWSR to enable the Company to build a more focused, efficient and future-ready organization and position the Company for sustained growth beginning in 2026. On February 26, 2026, the Company announced the results of its EWSR, and as a part of the review, committed to and began implementation of certain restructuring activities. These restructuring activities are expected to optimize the Company’s commercial capabilities, enabling functions, R&D, medical affairs and regulatory activities, and sourcing, manufacturing and supply chain activities, including inventory optimization. As a result, the Company expects a global workforce reduction of up to approximately 10%. The Company anticipates that these restructuring activities, as well as associated costs and savings, will be completed primarily over the three years ending 2028.

The Company expects to record charges for costs associated with the restructuring activities of the EWSR. For the committed restructuring activities, the Company expects to incur total pre-tax charges ranging between $700 million and $850 million. Such charges are expected to include between $50 million and $100 million of non-cash charges mainly related to accelerated depreciation and asset impairment charges, including inventory write-offs. The remaining estimated cash costs of between $650 million and $750 million are expected to be primarily related to severance and employee benefits expense, as well as other costs, including those related to contract terminations, vendor consolidations, product transfer costs and network related simplification and modernization costs. In addition, management believes the potential savings related to these committed restructuring activities will be between $600 million and $700 million once fully implemented, with most of these savings expected to improve operating cash flow. During the three and nine months ended September 30, 2026, the Company recognized total charges of $52.1 million and $157.3 million, respectively, in the condensed consolidated statements of operations related to this restructuring program.

CCPS in Biocon Biologics
In December 2025, the Company entered into definitive agreements with Biocon for the sale of the Company’s equity stake in Biocon Biologics. Under the terms of the definitive agreements, Biocon acquired all of Viatris’ CCPS in Biocon Biologics for total consideration of $815.0 million, consisting of $400.0 million in cash and $415.0 million in newly issued equity shares of Biocon, which are listed and traded on the National Stock Exchange of India. The transaction closed during the first quarter of 2026 and the equity shares of Biocon were subject to a six-month lock up period. The Company completed the sale of its equity position in Biocon on July 14, 2026 for pre-tax total consideration of approximately $380 million. The pre-tax sale proceeds include the impacts of an approximate 2.7% block sale discount to market, transaction fees, and the strengthening of the U.S. dollar since the Company obtained the equity in January 2026. In addition, the terms of the definitive agreements accelerate the expiration of biosimilars non-compete restrictions previously placed on Viatris in 2022 in connection with Viatris’ sale of its biosimilars portfolio and related commercial and other capabilities to Biocon Biologics. These restrictions expired immediately at the time of close for all ex-U.S. markets and will expire in November 2026 for the U.S. market. During the three and nine months ended September 30, 2026, the Company recognized a pre-tax loss of approximately $27.4 million and $36.0 million, respectively, as a result of changes in the fair value and subsequent sale of the Biocon equity shares.

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

In May 2026, the FDA inspected the facility and issued Form 483 observations. The Company responded to the Form 483 observations and promptly initiated a comprehensive remediation plan. The Company has also engaged independent third-party subject matter experts to support its remediation plan. While production at the facility had resumed, the temporary suspension of manufacturing and activities under the remediation plan led to disruptions at the facility. The estimated negative impact of product supply in the third quarter of 2026 to total revenues was approximately $100 million.

In September 2026, the Company received notice from the FDA that the inspection classification of the facility was OAI, which could lead to enforcement actions, including a warning letter or import alert. In October 2026, out of an abundance of caution, the Company voluntarily suspended manufacturing at the facility to focus on remediation activities. The Company expects to resume production at the facility during the first quarter of 2027. The foregoing manufacturing suspension is expected to result in incremental costs associated with the Company’s remediation activities, operational inefficiencies, reduced production volumes and delays in production during the affected period. The Company currently anticipates the negative impact of these supply disruptions to be approximately $100 million to total revenues in the fourth quarter of 2026. Also, due to timing of the expected ramp up needed to get the facility back to full production in 2027, the Company currently does not expect to recover the lower revenues from 2026 in 2027.

During the three and nine months ended September 30, 2026, the Company recognized total charges of $11.8 million and $98.6 million, respectively, within Cost of Sales in the condensed consolidated statements of operations primarily related to the write off of inventory and fixed assets damaged in the fire and incremental manufacturing variances. The Company believes it has certain insurance coverages for these losses, including for assets and business interruption. In the event the plant cannot be returned to sustained normal operations or the Company’s insurance coverage is unavailable or inadequate, this event could have a negative impact on our financial position, results of operations and cash flows.

The Company has been impacted by and continues to face potential risks associated with the manufacture and supply of its products (including at its Indore and Nashik manufacturing facilities as discussed above), including temporary facility shutdowns, regulatory inspections, the issuance of observations by government authorities, enforcement actions, including warning letters and import alerts, quality control or compliance issues, and operational disruptions affecting the Company or its third-party contract manufacturers and suppliers. These events have resulted in and may in the future result in delays in production, product launches, interruptions in product supply, increased operating costs, or reduced product availability, one or more of which could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares and/or stock price.

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

During the three and nine months ended September 30, 2026, the Company repurchased approximately 8.9 million shares of common stock at a cost of approximately $150.0 million, and 18.3 million shares of common stock at a cost of approximately $300.0 million, respectively, under the program. During the three and nine months ended September 30, 2025, the Company repurchased approximately 6.8 million shares of common stock at a cost of approximately $67.9 million, and 45.6 million shares of common stock at a cost of approximately $418.3 million, respectively, under the program. As of September 30, 2026, the Company had repurchased a total of approximately 112.5 million shares of common stock at a cost of approximately $1.30 billion under the program.

Financial Summary
The table below is a summary of the Company’s financial results for the three and nine months ended September 30, 2026 compared to the prior year period:

	Three Months Ended
	September 30,
(In millions, except per share amounts)	2026	2025	Change
Total revenues	$3,749.5	$3,759.9	$(10.4)
Gross profit	1,438.0	1,371.5	66.5
Earnings from operations	261.5	178.8	82.7
Net loss	(325.3)	(128.2)	(197.1)
Diluted loss per share	$(0.28)	$(0.11)	$(0.17)

	Nine Months Ended
	September 30,
(In millions, except per share amounts)	2026	2025	Change
Total revenues	$11,023.3	$10,596.3	$427.0
Gross profit	4,051.7	3,865.6	186.1
Earnings from operations	188.1	(2,470.4)	2,658.5
Net loss	(267.7)	(3,174.8)	2,907.1
Diluted loss per share	$(0.23)	$(2.70)	$2.47
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended
	September 30,
(In millions, except %s)	2026	2025	% Change	2026 Currency Impact (1)	2026 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$2,215.9	$2,255.6	(2)%	$16.3	$2,232.2	(1)%
Greater China	702.6	615.2	14%	(26.3)	676.3	10%
JANZ	287.1	306.3	(6)%	5.0	292.1	(5)%
Emerging Markets	529.1	570.4	(7)%	6.9	536.0	(6)%
Total net sales	$3,734.7	$3,747.5	—%	$1.9	$3,736.6	—%

Other revenues (3)	14.8	12.4	NM	0.3	15.1	NM
Consolidated total revenues (4)	$3,749.5	$3,759.9	—%	$2.2	$3,751.7	—%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2026 constant currency net sales or revenues to the corresponding amount in the prior year.
(3)For the three months ended September 30, 2026, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $8.9 million, $3.9 million, and $2.0 million, respectively.
(4)Amounts exclude intersegment revenue which is eliminated on a consolidated basis.

Total Revenues
For the three months ended September 30, 2026, Viatris reported total revenues of $3.75 billion, compared to $3.76 billion for the comparable prior year period, representing a decrease of $10.4 million, or essentially flat. Total revenues include both net sales and other revenues from third parties. Net sales for the current quarter were $3.73 billion, compared to $3.75 billion for the comparable prior year period, representing a decrease of $12.8 million, or essentially flat. Other revenues for the current quarter were $14.8 million, compared to $12.4 million for the comparable prior year period.
The unfavorable impact of foreign currency translation was approximately $1.9 million. On a constant currency basis, net sales decreased by approximately $10.9 million, or essentially flat, for the three months ended September 30, 2026 compared to the prior year period, as new product sales, primarily in Developed Markets, of approximately $115.2 million, were largely offset by net base business erosion of approximately $126.1 million, driven primarily by continued supply constraints in Europe and Emerging Markets and additional competition on certain products. This was partially offset by the strength of the North American business, including estradiol transdermal products sales, and strong net sales in Greater China. New product sales include new products launched in 2026 and the carryover impact of new products, including business development, launched within the last twelve months.

From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 41% and 38% for the three months ended September 30, 2026 and 2025, respectively.

Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment

Net sales from Developed Markets decreased by $39.7 million, or 2%, for the three months ended September 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $16.3 million, or 1%. Constant currency net sales decreased by approximately $23.4 million, or 1%, when compared to the prior year period, driven primarily by lower net sales of certain existing products, primarily as a result of certain continued supply constraints in Europe and additional competition on certain products. This was partially offset by new product sales, primarily octreotide acetate, and higher sales of estradiol transdermal products of approximately $126.0 million, both in North America. Net sales within North America totaled approximately $923.4 million and net sales within Europe totaled approximately $1.29 billion.

Greater China Segment
Net sales from Greater China increased by $87.4 million, or 14%, for the three months ended September 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $26.3 million, or 4%. Constant currency net sales increased by approximately $61.1 million, or 10%, when compared to the prior year period, primarily the result of strong growth across multiple channels, including e-commerce, retail, and hospitals, driven primarily by increased marketing and selling efforts.
JANZ Segment
Net sales from JANZ decreased by $19.2 million, or 6%, for the three months ended September 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $5.0 million, or 2%. Constant currency net sales decreased by approximately $14.2 million, or 5%, when compared to the prior year period, driven primarily by lower net sales of existing products due to additional competition in Australia and government price reductions in Japan, partially offset by new product sales, primarily in Japan.
Emerging Markets Segment
Net sales from Emerging Markets decreased by $41.3 million, or 7%, for the three months ended September 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $6.9 million, or 1%. Constant currency net sales decreased by $34.4 million, or 6%, when compared to the prior year period, primarily driven by lower ARV volumes related to continued supply constraints. This decrease was partially offset by new product sales and higher net sales of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales decreased from $2.39 billion for the three months ended September 30, 2025 to $2.31 billion for the three months ended September 30, 2026, a decrease of $76.9 million. Gross profit for the three months ended September 30, 2026 was $1.44 billion and gross margins were 38%. For the three months ended September 30, 2025, gross profit was $1.37 billion and gross margins were 36%.

The changes in cost of sales, gross profit and gross margins were primarily driven by reduced sales of lower margin products in Europe and Emerging Markets as a result of continued supply disruptions, and increased sales of higher margin products in Greater China and North America. Adjusted gross margins were approximately 58% for the three months ended September 30, 2026, compared to approximately 56% for the three months ended September 30, 2025.

A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is as follows:

	Three Months Ended
	September 30,
(In millions, except %s)	2026	2025
U.S. GAAP cost of sales	$2,311.5	$2,388.4
Deduct:
Purchase accounting amortization and other related items	(613.7)	(605.8)
Acquisition and divestiture-related costs	(38.8)	(23.6)
Restructuring costs	(19.1)	(13.4)
Share-based compensation expense	(0.6)	(0.7)
Other special items, including restructuring related costs	(65.8)	(89.4)
Adjusted cost of sales	$1,573.5	$1,655.5

Adjusted gross profit (a)	$2,176.0	$2,104.4

Adjusted gross margin (a)	58%	56%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the three months ended September 30, 2026 was $231.7 million, compared to $250.4 million for the comparable prior year period, a decrease of $18.7 million. This decrease was primarily the result of the timing of clinical spending.
Acquired IPR&D
Acquired IPR&D expense for the three months ended September 30, 2026 was $5.0 million, which was related to an upfront payment for a licensing deal. There was no Acquired IPR&D in the comparable prior year period.
Selling, General and Administrative Expense
SG&A expense for the current quarter was $950.8 million, compared to $886.6 million for the comparable prior year period, an increase of $64.2 million. The increase was primarily driven by higher restructuring costs of approximately $42.6 million primarily related to the EWSR.

Litigation Settlements and Other Contingencies, Net
The following table includes the (gains)/losses recognized in litigation settlements and other contingencies, net during the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended
	September 30,
(In millions)	2026	2025
Contingent consideration adjustment	$(17.5)	$21.1
Litigation settlements, net	6.5	34.6
Total litigation settlements and other contingencies, net	$(11.0)	$55.7

Refer to Note 11 Financial Instruments and Risk Management and Note 18 Litigation included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment and litigation settlements, net, respectively.

Interest Expense
Interest expense for the three months ended September 30, 2026 totaled $112.4 million, compared to $119.6 million for the three months ended September 30, 2025, a decrease of $7.2 million. The decrease is primarily due to the impact of the repayment of the 3.950% Senior Notes due 2026 at maturity in June 2026, partially offset by interest on the 2033 Euro Senior Notes issued in June 2026.
Other Expense, Net
Other expense, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the three months ended September 30, 2026 totaled $21.2 million, compared to $67.1 million for the three months ended September 30, 2025, a decrease of $45.9 million.

The decrease was primarily driven by a loss in the prior year period of $100.0 million as a result of changes in the fair value of the CCPS in Biocon Biologics. This was partially offset by a loss of $27.4 million in the current year period as a result of changes in the fair value and subsequent sale of equity shares of Biocon. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the Biocon equity shares.

Income Tax Provision
For the three months ended September 30, 2026, the Company recognized an income tax provision of $453.2 million, compared to an income tax provision of $120.3 million for the comparable prior year period, a change of $332.9 million. The current quarter was negatively impacted by losses in jurisdictions for which minimal benefit can be realized. The provision in the prior year period was primarily driven by reduced tax benefits related to certain remediation costs as well as certain discrete tax items. The current quarter and prior quarter provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended
	September 30,
(In millions, except %s)	2026	2025	% Change	2026 Currency Impact (1)	2026 Constant Currency Revenues	Constant Currency % Change (2)
Net sales
Developed Markets	$6,430.4	$6,266.6	3%	$(132.3)	$6,298.1	1%
Greater China	2,096.5	1,759.6	19%	(80.5)	2,016.0	15%
JANZ	856.6	888.1	(4)%	9.3	865.9	(2)%
Emerging Markets	1,606.8	1,645.4	(2)%	(5.6)	1,601.2	(3)%
Total net sales	$10,990.3	$10,559.7	4%	$(209.1)	$10,781.2	2%

Other revenues (3)	33.0	36.6	NM	0.1	33.1	NM
Consolidated total revenues (4)	$11,023.3	$10,596.3	4%	$(209.0)	$10,814.3	2%
____________
(1)Currency impact is shown as unfavorable (favorable).
(2)The constant currency percentage change is derived by translating net sales or revenues for the current period at prior year comparative period exchange rates, and in doing so shows the percentage change from 2026 constant currency net sales or revenues to the corresponding amount in the prior year.

(3)For the nine months ended September 30, 2026, other revenues in Developed Markets, JANZ, and Emerging Markets were approximately $23.4 million, $4.1 million, and $5.5 million, respectively.
(4)Amounts exclude intersegment revenue which is eliminated on a consolidated basis.

Total Revenues
For the nine months ended September 30, 2026, Viatris reported total revenues of $11.02 billion, compared to $10.60 billion for the comparable prior year period, representing an increase of $427.0 million, or 4%. Total revenues include both net sales and other revenues from third parties. Net sales for the nine months ended September 30, 2026 were $10.99 billion, compared to $10.56 billion for the comparable prior year period, representing an increase of $430.6 million, or 4%. Other revenues for the nine months ended September 30, 2026 were $33.0 million, compared to $36.6 million for the comparable prior year period.
The favorable impact of foreign currency translation was approximately $209.1 million, or 2%, primarily reflecting changes in the U.S. Dollar as compared to the currencies of subsidiaries in Europe and China. On a constant currency basis, net sales increased by approximately $221.5 million, or 2%, for the nine months ended September 30, 2026 compared to the prior year period. The increase was the result of new product sales, primarily in Developed Markets, of approximately $286.9 million, partially offset by net base business erosion of approximately $65.4 million, driven by continued supply constraints in Europe and Emerging Markets and additional competition on certain products. This was partially offset by the strength of the North American business, including estradiol transdermal products sales, and strong net sales in Greater China. New product sales include new products launched in 2026 and the carryover impact of new products, including business development, launched within the last twelve months.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product introductions, seasonality, and the amount, if any, of additional competition in the market. Our top ten products in terms of net sales, in the aggregate, represented approximately 40% and 37% for the nine months ended September 30, 2026 and 2025, respectively.
Net sales are derived from our four reporting segments: Developed Markets, Greater China, JANZ, and Emerging Markets.

Developed Markets Segment
Net sales from Developed Markets increased by $163.8 million, or 3%, for the nine months ended September 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $132.3 million, or 2%. Constant currency net sales increased by approximately $31.5 million, or 1%, when compared to the prior year period, driven by new product sales, primarily octreotide acetate, and higher sales of estradiol transdermal products of approximately $234.1 million, both in North America. This was partially offset by lower net sales of certain existing products, primarily as a result of continued supply constraints in Europe and additional competition on certain products. Net sales within North America totaled approximately $2.63 billion and net sales within Europe totaled approximately $3.80 billion.

Greater China Segment
Net sales from Greater China increased by $336.9 million, or 19%, for the nine months ended September 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $80.5 million, or 5%. Constant currency net sales increased by approximately $256.4 million, or 15%, when compared to the prior year period, primarily the result of strong growth across multiple channels, including e-commerce, retail, and hospitals, driven primarily by increased marketing and selling efforts.
JANZ Segment
Net sales from JANZ decreased by $31.5 million, or 4%, for the nine months ended September 30, 2026 when compared to the prior year period. The unfavorable impact of foreign currency translation was approximately $9.3 million, or 1%. Constant currency net sales decreased by approximately $22.2 million, or 2%, when compared to the prior year period, driven primarily by lower net sales of existing products due to additional competition in Australia and government price reductions in Japan, partially offset by new product sales, primarily in Japan.

Emerging Markets Segment
Net sales from Emerging Markets decreased by $38.6 million, or 2%, for the nine months ended September 30, 2026 when compared to the prior year period. The favorable impact of foreign currency translation was approximately $5.6 million, or less than 1%. Constant currency net sales decreased by approximately $44.2 million, or 3%, when compared to the prior year period, primarily driven by lower ARV volumes related to continued supply constraints. This decrease was partially offset by higher pricing and volumes of existing products in certain Middle Eastern and Asian countries.

Cost of Sales and Gross Profit
Cost of sales increased from $6.73 billion for the nine months ended September 30, 2025 to $6.97 billion for the nine months ended September 30, 2026, an increase of $240.9 million. The increase in cost of sales was largely driven by the increase in net sales, higher restructuring costs primarily related to the EWSR, and higher costs associated with other special items, which include certain costs for plants slated for sale or closure or undergoing remediation activities, including $98.6 million related to the write off of inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.

Gross profit for the nine months ended September 30, 2026 was $4.05 billion and gross margins were 37%. For the nine months ended September 30, 2025, gross profit was $3.87 billion and gross margins were 36%. The changes in gross profit and gross margins are primarily related to the increase in net sales and cost of sales discussed above. Adjusted gross margins were approximately 57% for the nine months ended September 30, 2026, compared to approximately 56% for the nine months ended September 30, 2025.
A reconciliation between cost of sales, as reported under U.S. GAAP, and adjusted cost of sales and adjusted gross margin for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is as follows:

	Nine Months Ended
	September 30,
(In millions, except %s)	2026	2025
U.S. GAAP cost of sales	$6,971.6	$6,730.7
Deduct:
Purchase accounting amortization and other related items	(1,791.6)	(1,787.1)
Acquisition and divestiture-related costs	(99.2)	(62.2)
Restructuring costs	(95.8)	(44.5)
Share-based compensation expense	(2.4)	(2.9)
Other special items, including restructuring related costs	(264.5)	(190.1)
Adjusted cost of sales	$4,718.1	$4,643.9

Adjusted gross profit (a)	$6,305.2	$5,952.4

Adjusted gross margin (a)	57%	56%
____________
(a)Adjusted gross profit is calculated as total revenues less adjusted cost of sales. Adjusted gross margin is calculated as adjusted gross profit divided by total revenues.
Operating Expenses
Research and Development Expense
R&D expense for the nine months ended September 30, 2026 was $728.6 million, compared to $691.2 million for the comparable prior year period, an increase of $37.4 million. This increase was primarily the result of higher spending on the selatogrel and cenerimod development programs.

Acquired IPR&D
Acquired IPR&D expense for the nine months ended September 30, 2026 was $5.2 million, compared to $10.0 million for the comparable prior year period, a decrease of $4.8 million. The current period expense was related to an upfront payment for a licensing deal, and the prior period expense was related to an upfront licensing payment for rights to cenerimod in Japan, South Korea and certain countries in the Asia-Pacific region.
Selling, General and Administrative Expense
SG&A expense for the nine months ended September 30, 2026 was $3.01 billion, compared to $2.76 billion for the comparable prior year period, an increase of $250.7 million. The increase was primarily driven by a charge of $177.0 million related to the sale of the product rights for Tyrvaya® (refer to Note 5 Divestitures in Part I, Item 1 of this Form 10-Q for more information), and certain costs related to the EWSR.
Impairment of Goodwill
During the prior year period, the Company recorded a goodwill impairment charge of $2.94 billion in conjunction with its interim goodwill impairment test performed as of March 31, 2025.

Litigation Settlements and Other Contingencies, Net
The following table includes the losses/(gains) recognized in litigation settlements and other contingencies, net during the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
Contingent consideration adjustment	$88.2	$(150.3)
Litigation settlements, net	27.5	84.9
Total litigation settlements and other contingencies, net	$115.7	$(65.4)
Refer to Note 11 Financial Instruments and Risk Management and Note 18 Litigation included in Part I, Item 1 of this Form 10-Q for more information with respect to the contingent consideration adjustment and litigation settlements, net, respectively.

Interest Expense
Interest expense for the nine months ended September 30, 2026 totaled $353.2 million, compared to $351.7 million for the nine months ended September 30, 2025.
Other Expense, Net
Other expense, net includes gains and losses from divestitures of businesses, changes in the fair value of equity securities, foreign exchange, expense (income) related to post-employment benefit plans, TSA income, and interest and dividend income. Other expense, net for the nine months ended September 30, 2026 totaled $18.3 million, compared to $499.9 million for the nine months ended September 30, 2025, a decrease of $481.6 million.

The decrease was primarily driven by a loss in the prior year period of $499.8 million as a result of changes in the fair value of the CCPS in Biocon Biologics, and a decrease in the loss on divestitures of $65.2 million. This was partially offset by a decrease in TSA income of $33.2 million, and a loss of $36.0 million recorded in the current year period as a result of changes in the fair value and subsequent sale of equity shares of Biocon. Refer to Note 11 Financial Instruments and Risk Management included in Part I, Item 1 of this Form 10-Q for more information with respect to the Biocon equity shares.

Income Tax Provision (Benefit)
For the nine months ended September 30, 2026, the Company recognized an income tax provision of $84.3 million, compared to an income tax benefit of $147.2 million for the comparable prior year period, a change of $231.5 million. The provision in the current year period is primarily driven by certain losses in jurisdictions where minimal benefit can be realized, the tax benefit of certain internal restructurings undertaken, and the release of reserves for uncertain tax positions due to statute of limitations expirations. The benefit in the prior year period is primarily driven by the loss before income taxes, partially offset by the negative impact of the goodwill impairment charge, for which minimal tax benefit was realized, and a $17.7 million accrual related to the resolution of the previously disclosed Swedish tax matter. The current year and prior year provisions were impacted by the levels of income and the changing mix at which it is earned in jurisdictions with differing tax rates.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions, except per share amounts)	2026		2025		2026		2025
U.S. GAAP net loss and U.S. GAAP diluted loss per share	$(325.3)	$(0.28)	$(128.2)	$(0.11)	$(267.7)	$(0.23)	$(3,174.8)	$(2.70)
Purchase accounting amortization (primarily included in cost of sales)	613.7		605.8		1,791.6		1,787.1
Impairment of goodwill	—		—		—		2,936.8
Litigation settlements and other contingencies, net	(11.0)		55.7		115.7		(65.4)
Interest expense (primarily amortization of premiums and discounts on long term debt)	(10.6)		(9.9)		(30.9)		(28.6)
(Gain) / loss on divestitures of businesses (included in other expense, net)	—		(1.6)		13.9		79.1
Acquisition and divestiture-related costs (primarily included in cost of sales and SG&A) (a)	44.5		40.0		158.2		134.4
Restructuring costs (b)	66.2		17.2		206.5		136.7
Share-based compensation expense	39.6		36.0		126.5		128.3
Other special items included in:
Cost of sales (c)	65.8		89.4		264.5		190.1
Research and development expense	1.7		5.6		5.6		7.7
Selling, general and administrative expense (d)	37.2		18.0		313.7		65.7
Other expense, net (e)	26.8		102.4		52.3		508.4
Tax effect of the above items and other income tax related items (f)	272.8		(46.1)		(425.9)		(594.9)
Adjusted net earnings and adjusted EPS	$821.4	$0.71	$784.3	$0.67	$2,324.0	$1.99	$2,110.6	$1.78
Weighted average diluted shares outstanding	1,160.6		1,172.2		1,169.4		1,184.0

Significant items include the following:
(a)Acquisition and divestiture-related costs consist primarily of contractual obligations related to divestitures, transaction costs including legal and consulting fees, and integration activities.
(b)For the three and nine months ended September 30, 2026, charges include approximately $19.1 million and $95.8 million, respectively, in cost of sales, approximately $0.8 million and $3.4 million, respectively, in R&D, and approximately $46.3 million and $107.3 million, respectively, in SG&A, primarily relating to the 2026 restructuring program.
(c)For the three and nine months ended September 30, 2026, includes certain asset impairments, contractual termination costs, and incremental manufacturing variances and certain remediation costs at plants slated for sale or closure or undergoing remediation activities of approximately $52.4 million and $227.3 million, respectively, including charges of $11.8 million and $98.6 million, respectively, primarily related to the write off of inventory and fixed assets damaged in the fire at the Nashik manufacturing facility and incremental manufacturing variances.
(d)For the three and nine months ended September 30, 2026, includes a (gain)/loss of $(0.8) million and $177.0 million, respectively, related to the sale of the product rights for Tyrvaya®.
(e)For the three and nine months ended September 30, 2026, charges include a pre-tax loss of approximately $27.4 million and $36.0 million, respectively, as a result of changes in the fair value and subsequent sale of the Biocon equity shares.
(f)Adjusted for changes for uncertain tax positions.

Reconciliation of U.S. GAAP Net Loss to EBITDA and Adjusted EBITDA
Below is a reconciliation of U.S. GAAP net loss to EBITDA and adjusted EBITDA for the three and nine months ended September 30, 2026 compared to the prior year period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
U.S. GAAP net loss	$(325.3)	$(128.2)	$(267.7)	$(3,174.8)
Add / (deduct) adjustments:
Income tax provision (benefit)	453.2	120.3	84.3	(147.2)
Interest expense (a)	112.4	119.6	353.2	351.7
Depreciation and amortization (b)	697.2	688.5	2,045.6	2,031.5
EBITDA	$937.5	$800.2	$2,215.4	$(938.8)
Add / (deduct) adjustments:
Share-based compensation expense	39.6	36.0	126.5	128.3
Litigation settlements and other contingencies, net	(11.0)	55.7	115.7	(65.4)
(Gain) / loss on divestitures of businesses	—	(1.6)	13.9	79.1
Impairment of goodwill	—	—	—	2,936.8
Restructuring, acquisition and divestiture-related and other special items (c)	229.6	264.3	962.0	1,016.9
Adjusted EBITDA	$1,195.7	$1,154.6	$3,433.5	$3,156.9
____________
(a)    Includes amortization of premiums and discounts on long-term debt.
(b)    Includes purchase accounting related amortization.
(c)    See items detailed in the Reconciliation of U.S. GAAP Net Loss to Adjusted Net Earnings.

Liquidity and Capital Resources
Our primary source of liquidity is net cash provided by operating activities, which was $1.67 billion for the nine months ended September 30, 2026. We believe that net cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments, and share repurchases. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, and fund planned capital expenditures, share repurchases, or dividend payments, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Operating Activities
Net cash provided by operating activities increased by $169.4 million to $1.67 billion for the nine months ended September 30, 2026, as compared to net cash provided by operating activities of $1.50 billion for the nine months ended September 30, 2025. Net cash provided by operating activities is derived from net loss adjusted for non-cash operating items, including gains and losses attributed to investing and financing activities and changes in operating assets and liabilities resulting from timing differences between the receipts and payments of cash, including changes in cash primarily reflecting the timing of cash collections from customers, payments to vendors and employees and tax payments in the ordinary course of business.
The increase in net cash provided by operating activities was principally due to higher operating earnings.
Investing Activities
Net cash from investing activities was $518.1 million for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $216.5 million for the nine months ended September 30, 2025, an increase of $734.6 million.

In 2026, significant items in investing activities included the following:
•cash proceeds from the CCPS settlement and the sale of the Biocon equity shares of $779.8 million; and
•capital expenditures, primarily for equipment and facilities, totaling approximately $178.4 million. While there can be no assurance that current expectations will be realized, capital expenditures for the 2026 calendar year are expected to be approximately $325 million to $400 million.
In 2025, significant items in investing activities included the following:
•capital expenditures, primarily for equipment and facilities, totaling approximately $182.3 million.
Financing Activities
Net cash used in financing activities was $1.74 billion for the nine months ended September 30, 2026, as compared to $1.06 billion for the nine months ended September 30, 2025, an increase of $678.7 million.
In 2026, significant items in financing activities included the following:
•repayment of the 3.950% Senior Notes due 2026 at maturity of approximately $1.675 billion;
•borrowings and repayments under the 2024 Revolving Facility of $550 million;
•proceeds from issuance of 4.250% Euro Senior Notes due 2033 of approximately $752.8 million;
•share repurchases of $300.0 million; and
•cash dividends paid of $416.9 million.
In 2025, significant items in financing activities included the following:
•share repurchases of $415.4 million;
•cash dividends paid of $423.0 million; and
•net cash of $176.3 million paid on behalf of other partners, which is included in Other items, net.
Capital Resources
Our cash and cash equivalents totaled $1.79 billion at September 30, 2026. The majority of our cash is invested in U.S. government money market funds and in bank deposits. In order to support our global operations, we maintain significant cash and cash equivalents within the global banking system with the majority of this at Global Systemically Important Banks. We monitor the third-party depository institutions that hold our cash and cash equivalents on a regular basis. Our primary emphasis is on the safety of the principal. Where possible, we diversify our cash and cash equivalents among counterparties to minimize exposure to any one counterparty. The Company anticipates having sufficient liquidity, including existing borrowing capacity under the 2024 Revolving Facility, Commercial Paper Program, and Receivables Facility combined with cash to be generated from operations, to fund foreseeable cash needs without requiring the repatriation of non-U.S. cash. Should we determine the need to repatriate or convert cash held in countries that have significant restrictions or controls in place, including in China, we may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs.

The Company has access to $3.5 billion under the 2024 Revolving Facility which matures in September 2029. Up to $1.65 billion of the 2024 Revolving Facility may be used to support borrowings under our Commercial Paper Program. As of September 30, 2026, the Company did not have any borrowings outstanding under the Commercial Paper Program or the 2024 Revolving Facility.
The Company has a Receivables Facility for up to an aggregate amount of $600 million which expires in April 2028. As of September 30, 2026, the Company did not have any borrowings outstanding under the Receivables Facility.
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
We have entered into accounts receivable factoring agreements with financial institutions to sell certain of our non-U.S. accounts receivable. These transactions are accounted for as sales and result in a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Our factoring agreements do not allow for recourse in the event of uncollectibility, and we do not retain any interest in the underlying accounts receivable once sold. We derecognized $149.9 million and $301.9 million of accounts receivable as of September 30, 2026 and December 31, 2025, respectively, under these factoring arrangements. Additionally, we have a similar arrangement for certain European countries. As of September 30, 2026, we assigned and derecognized approximately $50.7 million of Trade Receivables, Net, which were included in Other Receivables. As of December 31, 2025, no amounts were assigned and derecognized.
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
Long-term Debt Maturity
For information regarding our debt agreements and mandatory minimum repayments remaining on the outstanding notional amount of long-term debt at September 30, 2026, refer to Note 12 Debt included in Part I, Item 1 of this Form 10-Q.
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
The Company is in compliance with its covenants at September 30, 2026 and expects to remain in compliance for the next twelve months.
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

The following table presents unaudited summarized financial information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc., and Mylan II B.V. on a combined basis as of and for the nine months ended September 30, 2026 and as of and for the year ended December 31, 2025. All intercompany balances have been eliminated in consolidation. This unaudited combined summarized financial information is presented utilizing the equity method of accounting.

	Combined Summarized Balance Sheet Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	September 30, 2026	December 31, 2025
ASSETS
Current assets	$1,714.2	$1,457.2
Non-current assets	57,276.4	59,413.4

LIABILITIES AND EQUITY
Current liabilities	33,945.5	35,024.2
Non-current liabilities	11,359.6	11,135.0

	Combined Summarized Income Statement Information of Viatris Inc., Mylan Inc., Utah Acquisition Sub Inc. and Mylan II B.V.
(In millions)	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Revenues	$—	$—
Gross profit	—	—
Loss from operations	(860.6)	(1,008.2)
Net loss	(267.7)	(3,514.9)
Other Commitments
The Company is involved in various disputes, governmental and/or regulatory inquiries, investigations and proceedings, tax proceedings and litigation matters, both in the U.S. and abroad, that arise from time to time, some of which could result in losses, including damages, fines and/or civil penalties, and/or criminal charges against the Company. These matters are often complex and have outcomes that are difficult to predict. We have approximately $459 million accrued for legal contingencies at September 30, 2026.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in Viatris’ 2025 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Except as noted below, management has not identified any changes in the Company’s internal control over financial reporting (“ICFR”) that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

During the third quarter of 2026, the Company implemented a new ERP system for entities outside of the U.S. The Company has modified and will continue to modify its internal controls relating to its business and financial processes throughout the entire ERP system implementation, which is expected through the end of calendar year 2026. While the Company believes that this new system and the related changes to internal controls will ultimately strengthen its ICFR, there are inherent risks in implementing any new ERP system and the Company will continue to evaluate and test control changes in order to provide certification as of its fiscal year ending December 31, 2026 on the effectiveness of its ICFR.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 18 Litigation, in the accompanying Notes to interim financial statements in this Form 10-Q.

ITEM 1A.     RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Viatris’ 2025 Form 10-K.

We may not complete the proposed acquisition of Pacira within the timeframe we anticipate or at all and, if completed, we may not realize the anticipated benefits, synergies and operating efficiencies of the proposed acquisition.

The completion of the acquisition of Pacira is subject to a number of conditions, including (i) that there have been validly tendered (and not validly withdrawn) prior to the expiration of the Pacira Offer a number of Pacira Shares that, together with the number of Pacira Shares then owned by us, if any, would represent at least one Pacira Share more than 50% of the total number of Pacira Shares then issued and outstanding, (ii) the accuracy of the representations and warranties of Pacira contained in the Pacira Merger Agreement, subject to customary materiality thresholds and qualifications, (iii) Pacira’s compliance with, or performance of, in all material respects, its covenants and agreements required to be complied with or performed by it under the Pacira Merger Agreement at or prior to the time of acceptance for payment of Pacira Shares validly tendered and not validly withdrawn, (iv) the expiration or termination of the waiting period (or any extension thereof) applicable to the Pacira Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (v) the absence of any legal restraint that prohibits or makes illegal the consummation of the Pacira Offer or the Pacira Merger and (vi) other customary conditions set forth in the Pacira Merger Agreement. No assurance can be given that a sufficient number of Pacira Shares will be tendered or that the other required conditions to closing will be satisfied, or when such conditions may be satisfied. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the Pacira workforce is expected to provide U.S. innovative commercial, market access, medical affairs and global R&D capabilities that are highly complementary to our existing infrastructure and portfolio. Any delay in completing the acquisition or, following its completion, any underperformance of the acquired business relative to our expectations, our inability to successfully integrate the acquired business or our inability to retain the talent necessary to provide expected capabilities could cause us not to realize some or all of the anticipated benefits, synergies and operating efficiencies of the acquisition or cause us to realize them on a different timeline than expected. The occurrence of any one or more of the above risks could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends or repurchase shares, and/or stock price.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Viatris Inc.
Issuer purchases of equity securities

Period	Total Number of Shares Purchased (a) (b)	Average Price Paid per Share (c)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a) (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 - July 31, 2026	6,084,948	$16.88	6,084,948	$746,819,124
August 1 - August 31, 2026	2,829,063	16.71	2,829,063	699,532,414
September 1 - September 30, 2026	—	—	—	699,532,414
Total	8,914,011	$16.83	8,914,011	$699,532,414
____________
(a)Refer to Note 9 Loss per Share included in Part I, Item 1 of this Form 10-Q for additional information regarding the Company’s authorized share repurchase program. During the three months ended September 30, 2026, the Company repurchased approximately 8.9 million shares of common stock at a cost of approximately $150.0 million under this program.
(b)The number of shares purchased is based on the purchase date and not the settlement date.
(c)Average price per share includes commissions.
ITEM 5.     OTHER INFORMATION
    Trading Arrangements
During the three months ended September 30, 2026, no director or “officer” of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1	Amended and Restated Term Loan Credit Agreement, dated as of July 1, 2026, among Viatris, the guarantors from time to time party thereto, the lenders from time to time party thereto and Mizuho Bank, Ltd., as administrative agent, filed as Exhibit 10.1 to the Report on Form 8-K filed by Viatris Inc. with the SEC on July 1, 2026, and incorporated herein by reference.^

22	List of subsidiary guarantors and issuers of guaranteed securities, filed by Viatris Inc. as Exhibit 22 to Form 10-Q for the quarter ended June 30, 2026, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101).

^	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Viatris agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Viatris Inc.

By:	/s/ SCOTT A. SMITH
Scott A. Smith
Chief Executive Officer
(Principal Executive Officer)
November 5, 2026

/s/ PAUL CAMPBELL
Paul Campbell
Interim Chief Financial Officer, Chief Accounting Officer & Corporate Controller
(Principal Financial and Accounting Officer)
November 5, 2026